Form 10-Q
period 1996-03-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC; TIME WARNER OPERATIONS INC
filed 1996-05-15
CIK 893657, 5910, 104650, 893780, 914042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1996 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 for the transition period from _____________ to ________________

Registration Number 33-53742




                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                      Delaware                                                             13-3666692
            State or other jurisdiction of                                              (I.R.S. Employer
            incorporation or organization)                                           Identification Number)


American Television and Communications Corporation                    Delaware                               13-2922502
Time Warner Operations Inc.                                           Delaware                               13-3544870
Warner Cable Communications Inc.                                      Delaware                               13-3134949
Warner Communications Inc.                                            Delaware                               13-2696809
(Exact name of registrant as specified in its charter)     (State or other jurisdiction of                (I.R.S. Employer
                                                            incorporation or organization)              Identification Number)

                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000
               (Address, including zip code, and telephone number,
               including area code, of each registrant's principal
                               executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                            AND TWE GENERAL PARTNERS



                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                  ------------------
                                                                                                              TWE
                                                                                                            General
                                                                                                  TWE      Partners
                                                                                                  ---      --------
PART I.  FINANCIAL INFORMATION
  Management's discussion and analysis of results of operations and financial condition.........    1         16
  Consolidated balance sheets at March 31, 1996 and December 31, 1995...........................    7         19
  Consolidated statements of operations for the three months ended March 31, 1996 and 1995......    8         21
  Consolidated statements of cash flows for the three months ended March 31, 1996 and 1995......    9         23
  Notes to consolidated financial statements....................................................   10         25


PART II.  OTHER INFORMATION.....................................................................   31


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        TWE  is   engaged   principally   in  two fundamental areas of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunica tions, consisting principally of interests in cable television systems. TWE also manages the telecommunications properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Significant Transactions

         In 1996, certain transactions were completed by Time Warner and TWE that have had an effect on TWE's results of operations and financial condition. Such transactions include:

             The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner Cable now serves over 11.7 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.

             The closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $75 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ("Six Flags"), TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

The nature of these transactions and their impact on the results of operations and financial condition of TWE are further discussed below.

Use of EBITDA

         The following comparative discussion of the results of operations and financial condition of TWE includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

RESULTS OF OPERATIONS

         TWE had revenues of $2.485 billion, and net income of $94 million for the three months ended March 31, 1996, compared to revenues of $2.046 billion and net income of $4 million for the three months ended March 31, 1995.

         On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon,
(iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended March 31, 1995, revenues of $2.266 billion, depreciation and amortization of $269 million, operating income of $219 million and net income of $30 million.

         As discussed more fully below, TWE's operating results for the three month period ended March 31, 1996 as compared to pro forma results for the three months ended March 31, 1995 reflect an overall increase in operating income generated by its business segments and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems. The comparison to historical results for the three months ended March 31, 1995 is further affected by the contribution to 1996 operating income by the TWE-Advance/Newhouse Partnership and interest savings in 1996 on lower average debt levels related to management's debt reduction program, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/ Newhouse Partnership effective as of April 1, 1995.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $18 million in the three months ended March 31, 1996, and $11 million in the three months ended March 31, 1995, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

         EBITDA and operating income for TWE for the three months ended March 31, 1996 and 1995 are as follows:

                                                                              Three Months Ended March 31,
                                                                       ------------------------------------------
                                                                             EBITDA              Operating Income
                                                                       ----------------         -----------------
                                                                       1996        1995         1996        1995
                                                                       ----        ----         ----        ----
                                                                                        (millions)
Filmed Entertainment...............................................     $131         $121        $ 70        $ 67
Six Flags Theme Parks..............................................        -            2           -          (2)
Broadcasting - The WB Network......................................      (24)         (21)        (24)        (21)
Programming - HBO..................................................       81           71          76          67
Cable..............................................................      368          244         146          80
                                                                        -----        -----       -----        -----

Total..............................................................     $556         $417        $268        $191
                                                                        ====         ====        ====        ====

         Filmed Entertainment. Revenues increased to $1.216 billion, compared to $1.183 billion in the first quarter of 1995. EBITDA increased to $131 million from $121 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $61 million in 1996 and $54 million in 1995. Operating

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


income increased to $70 million from $67 million. Revenues benefited from increases in worldwide home video and consumer products operations. Worldwide theatrical revenues decreased due to a light release schedule and difficult comparisons to successful films in the first quarter of 1995. EBITDA and operating income benefited from the revenue gains.

         Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

         Broadcasting - The WB Network. The WB Network recorded an operating loss of $24 million on $15 million of revenues in the first quarter of 1996, compared to $21 million of an operating loss on $3 million of revenues in the first quarter of 1995. The increased revenues and operating losses are due to the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new broadcast operation, losses are expected to continue.

         Programming - HBO. Revenues increased to $419 million, compared to $385 million in the first quarter of 1995. EBITDA increased to $81 million from $71 million. Depreciation and amortization amounted to $5 million in 1996 and $4 million in 1995. Operating income increased to $76 million from $67 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

         Cable. Revenues increased to $947 million, compared to $557 million in the first quarter of 1995. EBITDA increased to $368 million from $244 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $222 million in 1996 and $164 million in 1995. Operating income increased to $146 million from $80 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers that approached 6%, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and increases in pay-per-view and advertising revenues. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

         Interest and Other, Net. Interest and other, net, decreased to $89 million in the first quarter of 1996, compared to $161 million in the first quarter of 1995. Interest expense decreased to $122 million, compared to $150 million in the first quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other income, net, of $33 million in the first quarter of 1996, compared to other expense, net, of $11 million in 1995, principally due to an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems recognized in 1996 in connection with management's debt reduction program.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1996

Financial Condition

         TWE had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $98 million uncollected portion of the note receivable from U S WEST) at March 31, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $141 million at March 31, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.6 billion and $6 billion, respectively.

Debt Reduction Program

         In the first quarter of 1996, TWE closed certain previously-announced sales of unclustered cable television systems which raised approximately $75 million of proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags, TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

Cash Flows

         In the first three months of 1996, TWE's cash provided by operations amounted to $557 million and reflected $556 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming- HBO and Cable businesses and $181 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $151 million of interest payments, $12 million of income taxes and $17 million of corporate expenses. Cash provided by operations of $346 million in the first three months of 1995 reflected $417 million of business segment EBITDA and $127 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $168 million of interest payments, $15 million of income taxes and $15 million of corporate expenses.

         Cash flows used by investing activities decreased to $243 million in the first three months of 1996, compared to $290 million in the first three months of 1995, principally as a result of a $118 million increase in investment proceeds relating to certain sales of unclustered cable television systems in connection with management's debt reduction program. Capital expenditures increased to $331 million in the first three months of 1996, compared to $270 million in the first three months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

         Cash flows provided by financing activities decreased to a use of cash of $382 million in the first three months of 1996, compared to $140 million of cash provided by financing activities in the first three months of 1995, principally as a result of a $435 million net reduction in debt in 1996 and a $49 million increase in distributions paid to Time Warner, offset in part by a $79 million decrease in collections on the note receivable from U S WEST.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

         Management believes that TWE's operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $268 million in the three months ended March 31, 1996, compared to $192 million in the three months ended March 31, 1995, and was financed in part through collections on the note receivable from U S WEST of $71 million and $150 million, respectively. Cable capital spending by TWE's Cable division is budgeted to be approximately $1 billion for the remainder of 1996 and is expected to be funded principally by cable operating cash flow and $98 million of collections on the remaining portion of the note receivable from U S WEST. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.017 billion at March 31, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $209 million at March 31, 1996 and $175 million at December 31, 1995). Such amounts exclude open orders for the domestic syndication of the hit television series Friends and ER, which are expected to result in signed contracts and generate significant revenue in the future. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Foreign Currency Risk Management

         Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At March 31, 1996, Time Warner has effectively hedged approximately half of TWE's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1996, Time Warner had contracts for the sale of $551 million and the purchase of $216 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $335 million net sale contract position, none of the foreign exchange purchase contracts and $104 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (19% of net contract position related to TWE), French francs (26%), German marks (12%) and Canadian dollars (18%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

         Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the three months ended March 31, 1996 and 1995, TWE recognized $2 million in gains and $12 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

         Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at March 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                        March 31,     December 31,
                                                                                          1996           1995
                                                                                         ------        -------
                                                                                               (millions)
ASSETS
Current assets
Cash and equivalents................................................................     $  141        $  209
Receivables, including $265 and $354 due from Time Warner,
  less allowances of $359 and $365..................................................      1,414         1,635
Inventories.........................................................................        926           904
Prepaid expenses....................................................................        134           161
                                                                                        -------       -------
Total current assets................................................................      2,615         2,909

Noncurrent inventories..............................................................      1,883         1,909
Loan receivable from Time Warner....................................................        400           400
Investments.........................................................................        412           383
Property, plant and equipment, net..................................................      5,338         5,205
Cable television franchises.........................................................      3,270         3,360
Goodwill............................................................................      4,089         4,119
Other assets........................................................................        572           620
                                                                                        -------       -------
Total assets........................................................................    $18,579       $18,905
                                                                                        =======       =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable....................................................................    $   578       $   697
Participations and programming costs................................................      1,197         1,090
Other current liabilities...........................................................      1,354         1,427
                                                                                        -------       -------
Total current liabilities...........................................................      3,129         3,214

Long-term debt......................................................................      5,724         6,137
Other long-term liabilities, including $314 and $198 due to Time Warner.............        995           924
Minority interests..................................................................        775           726
Time Warner General Partners' Senior Capital........................................      1,454         1,426

Partners' capital
Contributed capital.................................................................      7,522         7,522
Undistributed partnership earnings (deficit)........................................       (922)         (875)
Note receivable from U S WEST.......................................................        (98)         (169)
                                                                                        -------       -------
Total partners' capital.............................................................      6,502         6,478
                                                                                        -------       -------

Total liabilities and partners' capital.............................................    $18,579       $18,905
                                                                                        =======       =======





See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               ------------------
                                                                                                1996        1995
                                                                                               ------      ------
                                                                                                   (millions)

Revenues (a)................................................................................   $2,485      $2,046
                                                                                               ------      ------
Cost of revenues (a)(b).....................................................................    1,665       1,440
Selling, general and administrative (a)(b)..................................................      552         415
                                                                                               ------      ------

Operating expenses..........................................................................    2,217       1,855
                                                                                               ------      ------
Business segment operating income...........................................................      268         191
Interest and other, net (a).................................................................      (89)       (161)
Minority interest...........................................................................      (50)          -
Corporate services (a)......................................................................      (17)        (15)
                                                                                               ------      ------
Income before income taxes..................................................................      112          15
Income taxes................................................................................      (18)        (11)
                                                                                               ------      ------
Net income..................................................................................   $   94      $    4
                                                                                               ======      ======

- ------------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three months ended March 31, 1996 and 1995, respectively: revenues-$23 million and $26 million; cost of revenues-$(24) million and $(17) million; Selling, general and administrative-$(2) million and $(17) million; interest and other, net-$9 million in 1996; and corporate services-$(17) million and $(15) million.

(b)  Includes depreciation and amortization expense of:.....................................    $ 288       $ 226
                                                                                               ======      ======



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                               -----------------
                                                                                                1996       1995
                                                                                               -----     --------
                                                                                                   (millions)
OPERATIONS
Net income...............................................................................       $  94     $     4
Adjustments for noncash and nonoperating items:
Depreciation and amortization............................................................         288         226
Changes in operating assets and liabilities..............................................         175         116
                                                                                                -----      ------
Cash provided by operations..............................................................         557         346
                                                                                                -----      ------
INVESTING ACTIVITIES
Investments and acquisitions.............................................................         (31)        (21)
Capital expenditures.....................................................................        (331)       (270)
Investment proceeds .....................................................................         119           1
                                                                                                -----      ------
Cash used by investing activities........................................................        (243)       (290)
                                                                                                -----      ------
FINANCING ACTIVITIES
Borrowings...............................................................................          63         106
Debt repayments..........................................................................        (498)       (102)
Capital distributions....................................................................         (63)        (14)
Collections on note receivable from U S WEST.............................................          71         150
Other....................................................................................          45           -
                                                                                                -----      ------
Cash provided (used) by financing activities.............................................        (382)        140
                                                                                                -----      ------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............................................         (68)        196


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............................................         209       1,071
                                                                                                -----      ------
CASH AND EQUIVALENTS AT END OF PERIOD....................................................       $ 141      $1,267
                                                                                                =====      ======




See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in two fundamental areas of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

         Each of the business interests within Entertainment and Telecommunications is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Non-cash amortization of intangible assets recorded by TWE's businesses amounted to $110 million and $113 million in the three months ended March 31, 1996 and 1995, respectively.

         Subsidiaries of Time Warner are the general partners of TWE ("Time Warner General Partners"). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly-owned subsidiaries collectively own 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") in TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

Basis of Presentation

         The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented, in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1995.

         The consolidated financial statements reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and (iii) the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995. Certain reclassifications have been made to the prior year's financial statements to conform to the 1996 presentation.

         Effective   January  1,  1996,  TWE  adopted   Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on TWE's financial statements.

2.       TWE-ADVANCE/NEWHOUSE PARTNERSHIP

         On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ("Primestar"). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's balance sheet as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership.

         The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets (Note 6), (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended March 31,

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

1995, revenues of $2.266 billion, depreciation and amortization of $269 million, operating income of $219 million and net income of $30 million.

3.       SIX FLAGS

         On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

4.       INVENTORIES

         Inventories consist of:

                                                                         March 31, 1996         December 31, 1995
                                                                      -------------------      -------------------
                                                                      Current  Noncurrent      Current  Noncurrent
                                                                      ------- -----------      -------  ----------
                                                                                        (millions)
Film costs:
   Released, less amortization..................................       $ 384        $ 452      $  529       $ 437
   Completed and not released...................................         212           31          74          22
   In process and other.........................................          40          369          11         396
   Library, less amortization...................................           -          703           -         717
Programming costs, less amortization............................         221          328         219         337
Merchandise.....................................................          69            -          71           -
                                                                       -----       ------       -----      ------
Total  .........................................................       $ 926       $1,883       $ 904      $1,909
                                                                       =====       ======       =====      ======

5.       LONG-TERM DEBT

         Long-term debt consists of:

                                                                                         March 31,     December 31,
                                                                                           1996           1995
                                                                                           -----          ----
                                                                                                 (millions)
Credit agreement, weighted average interest rates of 5.9% and 6.4%......................    $1,740         $2,185
Commercial paper, weighted average interest rates of 5.7% and 6.2%......................       190            157
Publicly held notes and debentures......................................................     3,781          3,781
Other...................................................................................        13             14
                                                                                            ------         ------
Total...................................................................................    $5,724         $6,137
                                                                                            ======         ======


         Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

6.       PARTNERS' CAPITAL

         Changes in partners' capital were as follows:

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                            ---------------------
                                                                                              1996         1995
                                                                                              ----         ----
                                                                                                 (millions)
Balance at beginning of year.............................................................    $6,478       $6,233
Net income...............................................................................        94            4
Distributions............................................................................      (121)         (71)
Allocation of income to Time Warner General Partners' Senior Capital.....................       (28)         (33)
Collections on note receivable from U S WEST.............................................        71          150
Other....................................................................................         8           (4)
                                                                                             ------       ------
Balance at March 31......................................................................    $6,502       $6,279
                                                                                             ======       ======

         In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the "Time Warner Service Partnership Assets") in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the Time Warner General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the Time Warner General Partners ("TWSP Distributions"), which the General Partners were then required to contribute to the Time Warner Service Partnerships.

         TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

         During the three months ended March 31, 1996, TWE accrued $56 million of tax-related distributions and $65 million of stock option distributions, based on closing prices of Time Warner common stock of $40.875 at March 31, 1996 and $37.875 at December 31, 1995. During the three months ended March 31, 1995, TWE accrued $13 million of TWSP Distributions and $8 million of tax-related distributions, as well as $50 million of stock option distributions as a result of an increase in the market price of Time Warner common stock. In the first quarter of 1996, TWE paid distributions to the Time Warner General Partners in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. In the first quarter of 1995,

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

TWE paid the Time Warner General Partners distributions in the amount of $13.5 million, consisting of $12.5 million of Time Warner Service Partnership Distributions and $1 million of stock option related distributions.

7.       SEGMENT INFORMATION

         TWE's businesses are conducted in two  funadamental  areas of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below. The 1996 operating results of TWE reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               ------------------
                                                                                                1996        1995
                                                                                               ------      -----
                                                                                                   (millions)
Revenues
Filmed Entertainment........................................................................   $1,216      $1,183
Six Flags Theme Parks.......................................................................        -          23
Broadcasting - The WB Network...............................................................       15           3
Programming - HBO...........................................................................      419         385
Cable.......................................................................................      947         557
Intersegment elimination....................................................................     (112)       (105)
                                                                                               ------      ------
Total.......................................................................................   $2,485      $2,046
                                                                                               ======      ======
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               ------------------
                                                                                                1996        1995
                                                                                               ------      ------
                                                                                                   (millions)

Operating Income
Filmed Entertainment........................................................................    $  70       $  67
Six Flags Theme Parks.......................................................................        -          (2)
Broadcasting - The WB Network...............................................................      (24)        (21)
Programming - HBO...........................................................................       76          67
Cable.......................................................................................      146          80
                                                                                                -----       -----
Total.......................................................................................    $ 268       $ 191
                                                                                                =====       =====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               -------------------
                                                                                                1996        1995
                                                                                               ------       -----
                                                                                                    (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment........................................................................    $  30       $  20
Six Flags Theme Parks.......................................................................        -           1
Broadcasting - The WB Network...............................................................        -           -
Programming - HBO...........................................................................        5           4
Cable.......................................................................................      143          88
                                                                                                 ----        ----


Total.......................................................................................     $178        $113
                                                                                                 ====        ====

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996        1995
                                                                                                -----      ------
                                                                                                    (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment........................................................................     $ 31        $ 34
Six Flags Theme Parks.......................................................................        -           3
Broadcasting - The WB Network...............................................................        -           -
Programming - HBO...........................................................................        -           -
Cable.......................................................................................       79          76
                                                                                                 ----        ----
Total.......................................................................................     $110        $113
                                                                                                 ====        ====

- --------------
(1) Amortization includes amortization relating to the acquisition of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.       COMMITMENTS AND CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information is as follows:

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996        1995
                                                                                                ----        -----
                                                                                                    (millions)
Interest expense.........................................................................        $122         $150
Cash payments made for interest..........................................................         151          168
Cash payments made for income taxes (net)................................................          12           15

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. The financial position and results of operations of the other General Partners are principally derived from their investments in TWE, their revolving credit agreements with Time Warner and, to a lesser extent, their investments in Time Warner and Turner Broadcasting System, Inc. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

          The following comparative discussion of the results of operations and financial condition of WCI includes, among other factors, an analysis of changes in operating income before depreciation and amortization ("EBITDA") in order to eliminate the effect on WCI's operating performance of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for WCI, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

          WCI had revenues of $983 million and net income of $27 million in the first quarter of 1996, compared to revenues of $991 million and a net loss of $6 million in the first quarter of 1995. EBITDA decreased to $141 million from $170 million. Depreciation and amortization, including amortization related to the purchase of WCI was $88 million in both 1996 and 1995. Operating income was $53 million in the first quarter of 1996 compared to $82 million in the first quarter of 1995. Despite maintaining its leading domestic market position (over 21%), WCI's domestic recorded music operating results in 1996 were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has and is expected to continue to result in a number of music retail store closings and higher returns of music product. The modest decline in revenues reflects the effects from the current U.S. retail environment, including an increase in WCI's reserve for returns to provide for an anticipated higher level of returns, which was offset in part by slightly higher international recorded music sales and an increase in music publishing revenues. EBITDA and operating income decreased principally as a result of the decline in the domestic recorded music business.

          WCI's equity in the pretax income of TWE was $53 million in the first quarter of 1996, compared to $7 million in the first quarter of 1995. TWE's operating results for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the Advance/Newhouse Partnership), interest savings on lower average debt levels related to management's debt reduction program and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

          Interest and other, net was $12 million in the first quarter of 1996 compared to $47 million in the first quarter of 1995. Interest expense decreased to $7 million from $61 million. The decrease in interest expense was primarily due to lower average debt levels associated with the recapitalization of WCI, which occurred on April 1,

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

1995. There was other expense, net, of $5 million in the first quarter of 1996, compared to other income, net, of $14 million in 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995.

          The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

FINANCIAL CONDITION AND LIQUIDITY

March 31, 1996

          WCI had $9.2 billion of equity at March 31, 1996 compared to $9.3 billion of equity at December 31, 1995. Cash and equivalents decreased to $103 million at March 31, 1996, compared to $106 million at December 31, 1995. WCI had no long-term debt due to Time Warner at the end of either period.

          The total capitalization of ATC, TWOI and WCCI at March 31, 1996 consisted of equity capital of $2.3 billion, $642 million and $801 million, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under each General Partner's revolving credit agreement with Time Warner, will continue to be sufficient to satisfy the General
Partners' obligations with respect to their tax sharing agreements with Time Warner for the foreseeable future.

Cash Flows

          In the first quarter of 1996, WCI's cash provided by operations amounted to $240 million and reflected $141 million of EBITDA, $30 million of distributions from TWE and $130 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $4 million of interest payments and $57 million of income taxes ($25 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $136 million in the first quarter of 1995 reflected $170 million of EBITDA, $6 million of distributions from TWE, $33 million from the securitization of receivables and $43 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $58 million of interest payments and $58 million of income taxes ($6 million of which was paid to Time Warner under a tax sharing agreement). Management believes that the operating cash flow of WCI is sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

          WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first quarter of 1996, the General Partners received in aggregate $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. During the first quarter of 1995, the General Partners received in aggregate $13.5 million, consisting of $12.5 million of Time Warner Service Partnership distributions and $1 million of stock option related

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

distributions. Of such aggregate distributions in the first quarter of 1996 and 1995, WCI, ATC, TWOI and WCCI received $30 million and $6 million, respectively; $26 million and $5.5 million, respectively; $7 million and $2 million, respectively; and $9 million and $2 million, respectively.

Foreign Currency Risk Management

          Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its combined foreign currency exposures anticipated over the ensuing twelve month period, including those related to WCI. At March 31, 1996, Time Warner has effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. WCI is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1996, Time Warner had contracts for the sale of $551 million and the purchase of $216 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $335 million net sale contract position, $434 million of foreign exchange sale contracts and $216 million of foreign exchange purchase contracts related to WCI's exposure, primarily English pounds (44% of net contract position related to WCI), Canadian dollars (12%) and German marks (30%), compared to a net sale contract position of $232 million of foreign currencies at December 31, 1995.

          Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In the first quarter of 1996 and 1995, WCI had $7 million of net gains and $10 million of net losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

          Based on Time Warner's outstanding foreign exchange contracts related to WCI's exposure at March 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1996 would result in approximately $22 million of unrealized losses and $11 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $22 million of unrealized gains and $11 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 1996
                                   (Unaudited)


                                                                               WCI     ATC       TWOI       WCCI
                                                                              -----   -----     ------     ------
                                                                                           (millions)
ASSETS
Current assets
Cash and equivalents.....................................................   $ 103     $    -     $   -     $   -
Receivables, less allowances of $285.....................................     757          -         -         -
Inventories..............................................................     166          -         -         -
Prepaid expenses.........................................................     571          -         -         -
                                                                          -------     ------     -----     -----
Total current assets.....................................................   1,597          -         -         -

Investments in and amounts due to and from TWE...........................   2,161      1,980       554       700
Investments in Time Warner Service Partnerships..........................     144        132        33        23
Investments in Time Warner...............................................      86         65        17        21
Investments, other.......................................................   1,605        210        59        82

Music catalogues, contracts and copyrights...............................   1,121          -         -         -
Goodwill.................................................................   3,831          -         -         -
Other assets, primarily property, plant and equipment....................     509          -         -         -
                                                                          -------     ------     -----     -----
Total assets............................................................. $11,054     $2,387     $ 663     $ 826
                                                                          =======     ======     =====     =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable........................................... $   886     $    -    $    -    $    -
Other current liabilities................................................     497          2         -         -
                                                                          -------     ------     -----     -----
Total current liabilities................................................   1,383          2         -         -

Long-term debt due to Time Warner........................................       -         17         -         -
Other amounts due to Time Warner.........................................     208         72        21        25
Other liabilities........................................................     254          3         -         -

Shareholders' equity
Common stock.............................................................       1          1         1         1
Paid-in capital..........................................................  10,009      2,893       830     1,033
Unrealized gains (losses) on certain marketable securities...............     176         (1)        -         -
Retained earnings (accumulated deficit)..................................      77        (47)      (25)      (30)
                                                                          -------     ------     -----     -----
                                                                           10,263      2,846       806     1,004

Due from Time Warner, net................................................    (564)      (217)      (68)      (84)
Reciprocal interest in Time Warner stock.................................    (490)      (336)      (96)     (119)
                                                                          -------     ------     -----     -----
Total shareholders' equity...............................................   9,209      2,293       642       801
                                                                          -------     ------     -----     -----
Total liabilities and shareholders' equity............................... $11,054     $2,387     $ 663     $ 826
                                                                          =======     ======     =====     =====


See accompanying notes.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 1995
                                   (Unaudited)

                                                                       WCI         ATC        TWOI          WCCI
                                                                      -----       -----      ------        ------
                                                                                       (millions)
ASSETS
Current assets
Cash and equivalents..........................................       $  106      $    -       $   -        $   -
Receivables, less allowances of $308..........................        1,162           -           -            -
Inventories...................................................          189           -           -            -
Prepaid expenses..............................................          519           -           -            -
                                                                    -------      ------       -----        -----
Total current assets..........................................        1,976           -           -            -

Investments in and amounts due to and from TWE................        1,984       1,959         548          693
Investments in Time Warner Service Partnerships...............          143         132          33           22
Investments in Time Warner....................................           86          65          17           21
Other investments.............................................        1,526         212          60           84

Music catalogues, contracts and copyrights....................        1,140           -           -            -
Goodwill......................................................        3,849           -           -            -
Other assets, primarily property, plant and equipment.........          532           -           -            -
                                                                    -------      ------       -----        -----
Total assets..................................................      $11,236      $2,368       $ 658        $ 820
                                                                    =======      ======       =====        =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable ...............................        $ 840     $     -      $    -      $     -
Other current liabilities.....................................          642           2           -            -
                                                                    -------      ------       -----        -----
Total current liabilities.....................................        1,482           2           -            -

Long-term debt due to Time Warner.............................            -          17           -            -
Other amounts due to Time Warner..............................          140          49          14           17
Other liabilities.............................................          272           3           -            -

Shareholders' equity
Common stock..................................................            1           1           1            1
Paid-in capital...............................................       10,009       2,893         830        1,034
Unrealized gains (losses) on certain marketable securities....          117          (1)          -            -
Retained earnings (accumulated deficit).......................           84         (46)        (25)         (30)
                                                                    -------      ------       -----        -----
                                                                     10,211       2,847         806        1,005

Due from Time Warner, net.....................................         (379)       (214)        (66)         (83)
Reciprocal interest in Time Warner stock......................         (490)       (336)        (96)        (119)
                                                                    -------      ------       -----        -----
Total shareholders' equity....................................        9,342       2,297         644          803
                                                                    -------      ------       -----        -----
Total liabilities and shareholders' equity....................      $11,236     $ 2,368       $ 658        $ 820
                                                                    =======     =======       =====        =====



See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 1996
                                   (Unaudited)

                                                                              WCI        ATC      TWOI      WCCI
                                                                             -----      ------   -----     ------
                                                                                          (millions)

Revenues (a).............................................................     $983      $  -      $  -       $  -
                                                                              ----       ---       ---        ---
Cost of revenues (a)(b)..................................................      704         -         -          -
Selling, general and administrative (a)(b)...............................      226         -         -          -
                                                                              ----       ---       ---        ---
Operating expenses.......................................................      930         -         -          -
                                                                              ----       ---       ---        ---
Business segment operating income........................................       53         -         -          -
Equity in pretax income of TWE (a).......................................       53        46        13         16
Interest and other, net (a)..............................................      (12)        3         1          2
                                                                              ----       ---       ---        ---
Income before income taxes...............................................       94        49        14         18
Income taxes (a).........................................................      (67)      (27)       (8)       (10)
                                                                              ----       ---       ---        ---
Net income...............................................................     $ 27      $ 22       $ 6        $ 8
                                                                              ====       ===       ===        ===

- --------------------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues.................................................................     $ 38     $   -     $   -      $   -
Cost of revenues.........................................................      (11)        -         -          -
Selling, general and administrative......................................       18         -         -          -
Equity in pretax income of TWE...........................................       (5)        -         -          -
Interest and other, net..................................................       14         -         -          -
Income taxes.............................................................      (25)      (20)       (6)        (7)

(b) Includes depreciation and amortization expense of:...................     $ 88     $   -     $   -      $   -
                                                                              ====      ====      ====       ====
















See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 1995
                                   (Unaudited)


                                                                              WCI        ATC      TWOI      WCCI
                                                                             -----    ------    -------   -------
                                                                                            (millions)
Revenues (a).............................................................    $991      $   -     $   -     $   -
                                                                             ----      -----     -----     -----
Cost of revenues (a)(b)..................................................     693          -         -         -
Selling, general and administrative (a)(b)...............................     216          -         -         -
                                                                             ----      -----     -----     -----
Operating expenses.......................................................     909          -         -         -
                                                                             ----      -----     -----     -----

Business segment operating income........................................      82          -         -         -
Equity in pretax income of TWE (a).......................................       7          6         2         2
Interest and other, net (a)..............................................     (47)        83         6         8
                                                                             ----      -----     -----     -----
Income before income taxes...............................................      42         89         8        10
Income taxes (a).........................................................     (48)       (44)       (5)       (7)
                                                                             ----      -----     -----     -----
Net income (loss)........................................................    $ (6)      $ 45     $   3     $   3
                                                                             ====      =====     =====     =====

- -----------------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:


Revenues.................................................................    $ 44    $     -   $     -   $     -
Cost of revenues.........................................................     (14)         -         -         -
Selling, general and administrative......................................       7          -         -         -
Equity in pretax income of TWE...........................................      (3)         -         -         -
Interest and other, net..................................................     (51)         -         -         -
Income taxes.............................................................      (6)       (40)       (4)       (5)

(b) Includes depreciation and amortization expense of:...................    $ 88     $    -    $    -    $    -
                                                                             ====      =====     =====     =====
















See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 1996
                                   (Unaudited)

                                                                               WCI       ATC      TWOI      WCCI
                                                                             ------     -----     -----     -----
                                                                                          (millions)
OPERATIONS
Net income...............................................................    $ 27       $ 22      $  6      $  8
Adjustments for noncash and nonoperating items:
Depreciation and amortization............................................      88          -         -         -
Excess of equity in pretax income of TWE over distributions..............     (23)       (20)       (6)       (7)
Equity in (income) loss of other investee companies, net
   of distributions......................................................      (3)         2         1         1
Changes in operating assets and liabilities..............................     151          2         2         -
                                                                             ----       ----      ----     -----
Cash provided by operations..............................................     240          6         3         2
                                                                             ----       ----      ----     -----
INVESTING ACTIVITIES
Investments and acquisitions.............................................     (30)         -         -         -
Capital expenditures.....................................................     (27)         -         -         -
Investment proceeds......................................................       2          -         -         -
                                                                             ----       ----      ----     -----
Cash used by investing activities........................................     (55)         -         -         -
                                                                             ----       ----      ----     -----
FINANCING ACTIVITIES
Dividends................................................................      (3)        (3)       (1)       (1)
Increase in amounts due from Time Warner, net............................    (185)        (3)       (2)       (1)
                                                                             ----       ----      ----     -----
Cash used by financing activities........................................    (188)        (6)       (3)       (2)
                                                                             ----       ----      ----     -----
DECREASE IN CASH AND EQUIVALENTS.........................................      (3)         -         -         -


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............................     106          -         -         -
                                                                             ----       ----      ----     -----
CASH AND EQUIVALENTS AT END OF PERIOD....................................    $103      $   -     $   -    $    -
                                                                             ====      =====      ====    ======













See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three Months Ended March 31, 1995
                                   (Unaudited)

                                                                               WCI       ATC      TWOI      WCCI
                                                                             ------     -----    -----     -----
                                                                                           (millions)
OPERATIONS
Net income (loss)........................................................    $ (6)      $ 45     $   3     $   3
Adjustments for noncash and nonoperating items:
Depreciation and amortization............................................      88          -         -         -
Excess of equity in pretax income of TWE over distributions..............      (1)        (1)       (1)        -
Equity in income of other investee companies, net
   of distributions......................................................     (56)       (76)       (4)       (5)
Changes in operating assets and liabilities..............................     111         (3)       (1)       (1)
                                                                             ----       ----      ----      ----
Cash provided (used) by operations.......................................     136        (35)       (3)       (3)
                                                                             ----       ----      ----      ----
INVESTING ACTIVITIES
Investments and acquisitions.............................................     (94)        (5)       (1)       (2)
Capital expenditures.....................................................     (20)         -         -         -
Investment proceeds......................................................      43          -         -         -
                                                                             ----       ----      ----      ----
Cash used by investing activities........................................     (71)        (5)       (1)       (2)
                                                                             ----       ----      ----      ----
FINANCING ACTIVITIES
Borrowings...............................................................       6         40         4         5
Debt repayments..........................................................     (32)         -         -         -
Dividends................................................................      (1)         -         -         -
                                                                             ----       ----      ----      ----
Cash provided (used) by financing activities.............................     (27)        40         4         5
                                                                             ----       ----      ----      ----
INCREASE IN CASH AND EQUIVALENTS.........................................      38          -         -         -


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............................     148          -         -         -
                                                                             ----       ----      ----      ----
CASH AND EQUIVALENTS AT END OF PERIOD....................................    $186      $   -     $   -     $   -
                                                                             ====      =====     =====     =====













See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Inc. ("Time Warner") contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Filmed Entertainment, Programming-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees", see Note 3). Nine of the thirteen original general partners have been merged or dissolved into the other four. Warner Communications Inc. ("WCI", a subsidiary of Time Warner), American Television and Communications Corporation ("ATC", a subsidiary of Time Warner), Warner Cable Communications Inc. ("WCCI", a consolidated subsidiary of
WCI) and Time Warner Operations Inc. ("TWOI", formerly Time Warner Cable Inc., a subsidiary of Time Warner) are the four remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the nine former general partners. WCI, ATC, WCCI, TWOI and, where appropriate, the former general partners are referred to herein as the "General Partners".

         In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the "Beneficial Assets"), the General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the General Partners, at the limited partner's option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that have not been contributed to TWE by June 30, 1996, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements of the General Partners exclude the Beneficial Assets.

         WCI conducts substantially all of Time Warner's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed from a family of established record labels such as Warner Bros. Records, the Atlantic and Elektra Entertainment Groups and Warner Music International. The remaining General Partners do not conduct operations independent of their ownership interests in TWE and certain other investments.

Basis of Presentation

         The consolidated financial statements of each General Partner include 100% of its assets, liabilities, revenues, expenses, income, loss and cash flows and that of all companies in which the General Partner has a controlling voting interest ("subsidiaries"), as if the General Partner and its subsidiaries were a single company. Investments in TWE, and certain other companies in which the General Partners have significant influence but less than a controlling voting interest, are accounted for using the equity method. As a result of a recapitalization of WCI effective as of April 1, 1995 and cash distributions received from TWE by each of the General Partners (Note 2),

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


certain amounts due from or to Time Warner are reflected by the General Partners as a separate component of shareholders' equity under the caption "Due from Time Warner, net."

         The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners for the year ended December 31, 1995.

         Effective   January  1,  1996,  WCI  adopted   Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on WCI's financial statements.

2.       TWE

         The General Partners' investments in and amounts due to or from TWE at March 31, 1996 and December 31, 1995 are as follows (millions):

March 31, 1996                                                              WCI         ATC      TWOI       WCCI
- --------------                                                              ---         ---      ----       ----
Investment in TWE......................................................   $2,200     $1,907      $ 533      $ 674
Stock option related distributions due from TWE........................       86         73         21         26
Other liabilities due to TWE, principally related to
   home video distribution.............................................     (259)         -          -          -
Other receivables due from TWE........................................       134          -          -          -
                                                                          ------     ------      -----      -----
Total..................................................................   $2,161     $1,980      $ 554      $ 700
                                                                          ======     ======      =====      =====

December 31, 1995                                                           WCI         ATC      TWOI       WCCI
- -----------------                                                           ---         ---      ----       ----
Investment in TWE......................................................   $2,201     $1,909      $ 534      $ 675
Stock option related distributions due from TWE........................       58         50         14         18
Other liabilities due to TWE, principally related to
   home video distribution.............................................     (351)         -          -          -
Other receivables due from TWE.........................................       76          -          -          -
                                                                          ------     ------      -----      -----

Total..................................................................   $1,984     $1,959      $ 548      $ 693
                                                                          ======     ======      =====      =====

         TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. Time Warner acquired 11.22% of the Series A Capital and Residual Capital

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. No portion of TWE's net income has been allocated to the limited partners.

         Set forth below is summarized financial information of TWE, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and the consolidation of Paragon Communications effective as of July 6, 1995:

TIME WARNER ENTERTAINMENT COMPANY, L.P.

                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                                ------------------
                                                                                                1996         1995
                                                                                                -----        ----
                                                                                                   (millions)
Operating Statement Information
Revenues....................................................................................   $2,485       $2,046
Depreciation and amortization...............................................................      288          226
Business segment operating income...........................................................      268          191
Interest and other, net.....................................................................       89          161
Minority interest...........................................................................       50            -
Income before income taxes..................................................................      112           15
Net income..................................................................................       94            4

                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996         1995
                                                                                                -----        ----
                                                                                                   (millions)
Cash Flow Information
Cash provided by operations.................................................................    $ 557       $ 346
Capital expenditures........................................................................     (331)       (270)
Investments and acquisitions................................................................      (31)        (21)
Investment proceeds.........................................................................      119           1
Borrowings..................................................................................       63         106
Debt repayments.............................................................................     (498)       (102)
Collections on note receivable from U S WEST................................................       71         150
Capital distributions.......................................................................      (63)        (14)
Increase (decrease) in cash and equivalents.................................................      (68)        196

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

                                                                                           March 31,   December 31,
                                                                                              1996         1995
                                                                                           --------    ------------
                                                                                                  (millions)
Balance Sheet Information
Cash and equivalents...................................................................     $   141      $   209
Total current assets...................................................................       2,615        2,909
Total assets...........................................................................      18,579       18,905
Total current liabilities..............................................................       3,129        3,214
Long-term debt.........................................................................       5,724        6,137
Minority interests.....................................................................         775          726
General Partners' Senior Capital.......................................................       1,454        1,426
Partners' capital......................................................................       6,502        6,478

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1996 and December 31, 1995, the General Partners had recorded $180 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $40.875 and $37.875, respectively. Time Warner is paid when the options are exercised. The General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the General Partners on a current basis. In the first quarter of 1996, the General Partners received distributions from TWE in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. In the first quarter of 1995, the General Partners received distributions from TWE in the amount of $13.5 million, consisting of $12.5 million of Time Warner Service Partnership distributions and $1 million of stock option related distributions. Of such aggregate distributions in the first quarter of 1996 and 1995, WCI received $30 million and $6 million, respectively; ATC received $26 million and $5.5 million, respectively; TWOI received $7 million and $2 million, respectively; and WCCI received $9 million and $2 million, respectively.

         In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the "Time Warner Service Partnership Assets") in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes by TWE based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the General Partners, which the General Partners were then required to contribute to the Time Warner Service Partnerships.

         On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. TWE owns a two-thirds

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

         On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

3.       GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at March 31, 1996, based on the relative fair value of the net assets each General Partner contributed to TWE (the "General Partner Guarantees"). Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are generally no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

         The portion of TWE debt and accrued interest at March 31, 1996 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                                                             Total Guaranteed by
                                                                       Total Guaranteed by  Each General Partner
                                                                      Each General Partner   and its Subsidiaries
                                                                      --------------------  ---------------------
                        General Partner                                  %        Amount        %         Amount
                                                                      -----       ------      -----       ------
                                                                                  (dollars in millions)
WCI.............................................................       33.19      $1,842      47.58      $2,641
ATC.............................................................       40.73       2,260      40.73       2,260
TWOI............................................................       11.69         649      11.69         649
WCCI, a subsidiary of WCI.......................................       14.39         799      14.39         799
                                                                      ------      ------
Total...........................................................      100.00      $5,550       *            *
                                                                      ======      ======

- ---------------
* Adds to more than 100% and $5.550 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


4.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity for WCI are as follows:

                                                                                                   Three Months
                                                                                                 Ended March 31,
                                                                                                 ----------------
                                                                                                 1996       1995
                                                                                                 ----      -----
                                                                                                   (millions)
Balance at beginning of year............................................................      $9,342       $7,105
Net income (loss).......................................................................          27           (6)
Increase to stock option distribution liability.........................................         (31)         (24)
Transfers to Time Warner, net...........................................................        (185)           -
Unrealized gains of certain marketable equity investments...............................          59           36
Other...................................................................................          (3)           -
                                                                                              ------       ------
Balance at March 31.....................................................................      $9,209       $7,111
                                                                                              ======       ======

         In 1993, WCI declared and paid a special dividend to Time Warner in the form of a $3 billion subordinated reset note due 2008 and entered into a $1 billion revolving credit agreement with Time Warner, under which $500 million was borrowed and used to prepay a corresponding portion of the subordinated reset note. On April 1, 1995, such debt obligations to Time Warner were satisfied as part of a recapitalization of WCI, in which Time Warner made a capital contribution to WCI, consisting of a $2.5 billion subordinated reset note receivable due from WCI and cash of $142 million. WCI used the cash proceeds therefrom to repay its obligations to Time Warner under their revolving credit agreement.

5.       CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to businesses of the General Partners and pending litigation with U S WEST. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

6.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information is as follows (millions):

                                                                                   WCI      ATC     TWOI      WCCI
                                                                                   ---      ---     ---       ----
Three Months Ended March 31, 1996
Interest expense..............................................................  $   7    $   -     $   -     $   -
Cash payments made for interest...............................................      4        -         -         -
Cash payments made for income taxes, net......................................     57       20         6         7
Tax-related distributions received from TWE...................................     27       23         6         8

                                                                                   WCI      ATC     TWOI      WCCI
                                                                                   ---      ---     ----      ----
Three Months Ended March 31, 1995
Interest expense..............................................................   $ 61     $   -    $   -     $   -
Cash payments made for interest...............................................     58         -        -         -
Cash payments made for income taxes, net......................................     58        40        4         5

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Reference is made to the litigation entitled U S West, Inc. et al. v. Time Warner Inc., et al., described on pages I-37 and I-38 of TWE's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). The trial concluded on March 22, 1996, and a decision is expected in the middle of June.

         Reference is made to the litigation entitled Brendan Barry v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsman Music Group, Inc. and PolyGram Group Distribution, Inc., described on page I-37 of the 1995 Form 10-K. The plaintiffs have voluntarily dismissed the amended complaint, and an Order of Dismissal Without Prejudice was entered on April 5, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K.

         No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 1996.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                            AND TWE GENERAL PARTNERS

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         By: Warner Communications Inc.,
                               as General Partner


                         By:      /s/ RICHARD J. BRESSLER
                             -------------------------------
                         Name:    Richard J. Bressler
                         Title:   Senior Vice President and
                                  Chief Financial Officer

                         AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION TIME WARNER OPERATIONS INC.
                         WARNER CABLE COMMUNICATIONS INC.
                         WARNER COMMUNICATIONS INC.


                         By:      /s/ RICHARD J. BRESSLER
                             -------------------------------
                         Name:    Richard J. Bressler
                         Title:   Senior Vice President and
                                  Chief Financial Officer


Dated:    May 15, 1996

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulation S-K


Exhibit No.      Description of Exhibit
- -----------      ----------------------
27               Financial Data Schedule.