Form 10-Q
period 1996-06-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC; TIME WARNER OPERATIONS INC
filed 1996-08-14
CIK 893657, 5910, 104650, 893780, 914042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT of 1934 for the quarterly period
        ended June 30, 1996   or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT of 1934 for the transition period from ----------------- to ------------------

Registration Number 33-53742


             TIME WARNER ENTERTAINMENT COMPANY, L.P.
     (Exact name of registrant as specified in its charter)

            Delaware                               13-3666692
 (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)            Identification Number)

American Television and Communications
 Corporation                            Delaware            13-2922502
Time Warner Operations Inc.             Delaware            13-3544870
Warner Cable Communications Inc.        Delaware            13-3134949
Warner Communications Inc.              Delaware            13-2696809
 (Exact name of registrant as
   specified in its charter)       (State or other        (I.R.S. Employer
                                    jurisdiction of        Identification
                                   incorporation or           Number)
                                   organization)

                         75 Rockefeller Plaza
                       New York, New York 10019
                            (212) 484-8000
 (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                        AND TWE GENERAL PARTNERS



                           INDEX TO FORM 10-Q


                                                     Page
                                                    -------
                                                            TWE
                                                           General
                                                 TWE       Partners
                                                 ---       --------

PART I.  FINANCIAL INFORMATION
  Management's discussion and analysis of
   results of operations and financial
   condition                                      1            18
  Consolidated balance sheets at
   June 30, 1996 and December 31, 1995            9            22
  Consolidated statements of operations
   for the three and six months ended
   June 30, 1996 and 1995                        10            24
  Consolidated statements of cash flows
   for the six months ended June 30, 1996
   and 1995                                      11            28
  Notes to consolidated financial statements     12            30


PART II.  OTHER INFORMATION                      36

                   PART I.  FINANCIAL INFORMATION


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

Significant Transactions

    In 1996, certain transactions were completed by Time Warner and TWE that have had an effect on TWE's results of operations and financial condition. Such transactions include:

      * The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner Cable now serves approximately 11.8 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.

      * The closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $90 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ("Six Flags"), TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

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

RESULTS OF OPERATIONS

    EBITDA and operating income for TWE for the three and six months ended June 30, 1996 and 1995 are as follows:


                                       Three Months Ended June 30,
                                           EBITDA       Operating Income
                                       1996     1995      1996     1995
                                                  (millions)
                                     -----------------------------------

Filmed Entertainment. . . . .  . .   $140       $109       $ 79     $ 52
Six Flags Theme Parks . . . .  . .      -         58          -       31
Broadcasting - The WB Network. . .    (12)       (12)       (12)     (12)
Programming - HBO. . . . . . . . .     87         74         83       70
Cable                                 376        312        147      125

Total. . . . . . . . . . . .         $591       $541       $297     $266
                                     ====       =====      =====    ====

                                           Six Months Ended June 30,
                                        EBITDA           Operating Income
                                    1996       1995       1996      1995
                                   ---------------------------------------
                                                  (millions)

Filmed Entertainment                 $271       $230      $ 149     $119
Six Flags Theme Parks                   -         60          -       29
Broadcasting - The WB Network         (36)       (33)       (36)     (33)
Programming - HBO                     168        145        159      137
Cable                                 744        556        293      205

Total. . . . . . . . .             $1,147       $958       $565     $457
                                   ======       ====       ====     ====

Three Months Ended June 30, 1996 Compared to the Three Months Ended
June 30, 1995

    TWE had revenues of $2.608 billion, and net income of $74 million for the three months ended June 30, 1996, compared to revenues of $2.392 billion and net income of $56 million for the three months ended June 30, 1995.

    On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended June 30, 1995, revenues of $2.317 billion, depreciation and amortization of $259 million, operating income of $241 million and net income of $47 million. No pro forma financial information has been presented for TWE for the three months ended June 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

    As discussed more fully below, TWE's historical operating results in 1996 as compared to pro forma results in 1995 reflect an overall increase in operating income generated by its business segments, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, the positive effect from such underlying operating trends was slightly mitigated by the lack of contribution of Six Flags's operating results in 1996 which exceeded interest savings on lower average debt levels related to management's debt reduction program.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $21 million and $25 million in the three months ended June 30, 1996 and 1995, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

    Filmed Entertainment. Revenues increased to $1.270 billion, compared to $1.151 billion in the second quarter of 1995. EBITDA increased to $140 million from $109 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $61 million in 1996 and $57 million in 1995. Operating income increased to $79 million from $52 million. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations. Domestic theatrical revenues in 1996 were led by the success of Twister and exceeded the prior year's performance despite difficult comparisons to successful films such as Batman Forever. EBITDA and operating income benefited from the revenue gains.

    Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

    Broadcasting - The WB Network. The WB Network recorded an operating loss of $12 million on $18 million of revenues in the second quarter of 1996, compared to $12 million of an operating loss on $3 million of revenues in the second quarter of 1995. The increase in revenues, as well as a corresponding increase in costs, primarily resulted from the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new broadcast operation, losses are expected to continue.

    Programming - HBO. Revenues increased to $456 million, compared to $392 million in the second quarter of 1995. EBITDA increased to $87 million from $74 million. Depreciation and amortization amounted to $4 million in 1996 and 1995. Operating income increased to $83 million from $70 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

    Cable. Revenues increased to $961 million, compared to $724 million in the second quarter of 1995. EBITDA increased to $376 million from $312 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $229 million in 1996 and $187 million in 1995. Operating income increased to $147 million from $125 million. Revenues and operating results benefited from the consolidation of Paragon effective as of July 6, 1995. Excluding such effect, revenues benefited from an aggregate increase of 5% in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and increases in pay-per-view and advertising revenues. Excluding the effect of consolidating Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

    Interest and Other, Net. Interest and other, net, decreased to $132 million in the second quarter of 1996, compared to $135 million in the second quarter of 1995. Interest expense decreased to $117 million, compared to $146 million in the second quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $15 million in the second quarter of 1996, compared to other income, net, of $11 million in 1995, principally due to a decrease in investment-related income, including a reduction in interest income resulting from lower average cash balances and lower average principal amounts due under the note receivable from U S WEST.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June
30, 1995

     TWE had revenues of $5.093 billion and net income of $168 million for the six months ended June 30, 1996, compared to revenues of $4.438 billion and net income of $60 million for the six months ended June 30, 1995.

    On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the six months ended June 30, 1995, revenues of $4.583 billion, depreciation and amortization of $528 million, operating income of $460 million and net income of $77 million. No pro forma financial information has been presented for TWE for the six months ended June 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

    As discussed more fully below, TWE's historical operating results in 1996 as compared to pro forma results in 1995 reflect an overall increase in operating income generated by its business segments and an increase in investment-related income, offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by interest savings in 1996 on lower average debt levels related to management's debt reduction program, and were offset in part by an increase in minority interest expense related to the operations of the TWE-Advance/Newhouse Partnership for a full six-month period.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $39 million in the six months ended June 30, 1996, and $36 million in the six months ended June 30, 1995, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

    Filmed Entertainment. Revenues increased to $2.486 billion, compared to $2.334 billion in the first six months of 1995. EBITDA increased to $271 million from $230 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $122 million in 1996 and $111 million in 1995. Operating income increased to $149 million from $119 million. Revenues benefited from increases in worldwide home video and consumer products operations. Lower domestic theatrical revenues in the first quarter of 1996 were overcome by the second quarter domestic box office performance of theatrical releases, led by the success of Twister. EBITDA and operating income benefited from the revenue gains.

    Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

    Broadcasting - The WB Network. The WB Network recorded an operating loss of $36 million on $33 million of revenues in the first six months of 1996, compared to $33 million of an operating loss on $6 million of revenues in the first six months of 1995. The increased revenues and operating losses are primarily due to the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new broadcast operation, losses are expected to continue.

    Programming - HBO. Revenues increased to $875 million, compared to $777 million in the first six months of 1995. EBITDA increased to $168 million from $145 million. Depreciation and amortization amounted to $9 million in 1996 and $8 million in 1995. Operating income increased to $159 million from $137 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

    Cable. Revenues increased to $1.908 billion, compared to $1.281 billion in the first six months of 1995. EBITDA increased to $744 million from $556 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $451 million in 1996 and $351 million in 1995. Operating income increased to $293 million from $205 million. Revenues and operating results benefited from the contribution of the TWE-Advance/Newhouse Partnership for a full six-month period and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase of 5% in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the TWE-Advance/Newhouse Partnership and Paragon effects noted above, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

    Interest and Other, Net. Interest and other, net, decreased to $221 million in the first six months of 1996, compared to $296 million in the first six months of 1995. Interest expense decreased to $239 million, compared to $296 million in the first six months of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. Other income, net, increased to $18 million in the first six months of 1996, principally due to an overall increase in investment-related income resulting from gains on the sale of certain unclustered cable systems recognized in 1996 in connection with management's debt reduction program, which more than exceeded a reduction in interest income resulting from lower average cash balances and lower average principal amounts due under the note receivable from U S WEST.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1996

Financial Condition

    TWE had $5.6 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at June 30, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $218 million at June 30, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.4 billion and $6 billion, respectively.

Debt Reduction Program

    In the first six months of 1996, TWE closed certain previously-announced sales of unclustered cable television systems which raised approximately $90 million of proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags, TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

Cash Flows

    In the first six months of 1996, TWE's cash provided by operations amounted to $1.197 billion and reflected $1.147 billion of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $364 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $247 million of interest payments, $32 million of income taxes and $35 million of corporate expenses. Cash provided by operations of $725 million in the first six months of 1995 reflected $958 million of business segment EBITDA and $132 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $301 million of interest payments, $34 million of income taxes and $30 million of corporate expenses.

    Cash used by investing activities was $650 million in the first six months of 1996, compared to cash provided by investing activities of $256 million in the first six months of 1995, principally as a result of a $757 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program. Capital expenditures increased to $781 million in the first six months of 1996, compared to $622 million in the first six months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

    Cash used by financing activities was $538 million in the first six months of 1996, compared to cash provided by financing activities of $211 million in the first six months of 1995, principally as a result of a $607 million net reduction in debt in 1996 and a $102 million increase in distributions paid to Time Warner, offset in part by a $74 million decrease in collections on the note receivable from U S WEST.

    Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

    Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $610 million in the six months ended June 30, 1996, compared to $433 million in the six months ended June 30, 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million and $243 million, respectively. Cable capital spending by TWE's Cable division is budgeted to be approximately $700 million for the remainder of 1996 and is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.601 billion at June 30, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $208 million at June 30, 1996 and $175 million at December 31, 1995). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication and cable television exhibition beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

Foreign Currency Risk Management

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period, including those related to TWE. At June 30, 1996, Time Warner has effectively hedged approximately half of TWE's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 30, 1996, Time Warner had contracts for the sale of $483 million and the purchase of $165 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $318 million net sale contract position, none of the foreign exchange purchase contracts and $98 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (25%), German marks (12%) and Canadian dollars (18%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

    Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at June 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the six months ended June 30, 1996 and 1995, TWE recognized $4 million in gains and $13 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

    Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at June 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at June 30, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at June 30, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve-month period from the sale of U.S. copyrighted products abroad.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                            June 30,     December 31,
                                              1996           1995
                                            ----------   ------------
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                         $  218          $  209
Receivables, including $281 and
 $354 due from Time Warner,
   less allowances of $343 and $365           1,439           1,635
Inventories                                     891             904
Prepaid expenses                                160             161
                                            -------          ------
Total current assets                          2,708           2,909

Noncurrent inventories                        1,958           1,909
Loan receivable from Time Warner                400             400
Investments                                     400             383
Property, plant and equipment, net            5,585           5,205
Cable television franchises                   3,212           3,360
Goodwill                                      4,058           4,119
Other assets                                    592             620
                                             ------          ------

Total assets                                 $18,913        $18,905
                                             =======        =======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                              $  603        $   697
Participations and programming costs           1,274          1,090
Other current liabilities                      1,401          1,427
                                              ------        -------
Total current liabilities                      3,278          3,214

Long-term debt                                 5,575          6,137
Other long-term liabilities, including
 $272 and $198 due to Time Warner              1,093            924
Minority interests                               848            726
Time Warner General Partners' Senior Capital   1,483          1,426

Partners' capital
Contributed capital                            7,537          7,522
Undistributed partnership earnings (deficit)    (901)          (875)
Note receivable from U S WEST                      -           (169)
                                              ------          -----
Total partners' capital                        6,636          6,478
                                              ------         -------
Total liabilities and partners' capital      $18,913        $18,905
                                             =======        ========

See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)




                                     Three Months       Six Months
                                    Ended June 30,     Ended June 30,
                                   1996       1995      1996    1995
                                               (millions)
                                   -----------------------------------

Revenues (a)  . . . . . . . . .   $2,608    $2,392     $5,093  $4,438
                                  ------    ------     ------  ------

Cost of revenues (a)(b). . .  .    1,730     1,611      3,395   3,051
Selling, general and
 administrative (a)(b) . . .  .      581       515      1,133     930
                                  ------     -----     ------   -----

Operating expenses . . . . .  .    2,311     2,126      4,528   3,981
                                  ------     -----     ------   -----
Business segment operating
 income. . . . . . . . . . . . .     297       266        565     457
Interest and other, net (a). . .    (132)     (135)      (221)   (296)
Minority interest. . . . . . . .     (52)      (35)      (102)    (35)
Corporate services (a) . . . . .     (18)      (15)       (35)    (30)
                                  ------   -------    -------  ------
Income before income taxes . . .      95        81        207      96
Income taxes . . . . . . . . . .     (21)      (25)       (39)    (36)
                                  ------   -------    -------  ------

Net income . . . . . . . . . . .  $   74   $    56     $  168   $  60
                                  =======   ======     ======   =====
__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1996, respectively, and for the corresponding periods in the prior year: revenues- $76 million and $99 million in 1996, $32 million and $58 million in 1995; cost of revenues- $(14) million and $(38) million in 1996, $(36) million and $(53) million in 1995; selling, general and administrative- $(7) million and $(9) million in 1996, $(23) million and $(40) million in 1995; interest and other, net- $7 million and $16 million in 1996, $6 million and $6 million in 1995; and corporate services- $(18) million and $(35) million in 1996, $(15) million and $(30) million in 1995.

(b)  Includes depreciation and amortization
      expense of: . . . . . . .   $  294    $ 275      $ 582    $ 501
                                  ======    =====      =====    =====


See accompanying notes.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                 Six Months
                                                Ended June 30,
                                               1996       1995
                                                  (millions)
                                               ---------------
OPERATIONS
Net income                                     $ 168     $   60
Adjustments for noncash and nonoperating
 items:
Depreciation and amortization                    582        501
Changes in operating assets and liabilities      447        164
                                               -----     ------

Cash provided by operations                    1,197        725
                                              ------      -----

INVESTING ACTIVITIES
Investments and acquisitions                     (65)       (75)
Capital expenditures                            (781)      (622)
Investment proceeds                              196        953
                                               -----       ----

Cash provided (used) by investing
 activities                                     (650)       256
                                               -----       ----

FINANCING ACTIVITIES
Borrowings                                        63        235
Debt repayments                                 (670)      (237)
Capital distributions                           (132)       (30)
Collections on note receivable from U S WEST     169        243
Other                                             32          -
                                               -----      -----

Cash provided (used) by financing activities    (538)       211
                                               -----      -----

INCREASE IN CASH AND EQUIVALENTS                   9      1,192


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      209      1,071
                                               -----     ------
CASH AND EQUIVALENTS AT END OF PERIOD         $  218     $2,263
                                              ======     ======




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

    The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Non-cash amortization of intangible assets recorded by TWE's businesses amounted to $101 million and $119 million for the three months ended June 30, 1996 and 1995, respectively, and $211 million and $232 million for the six months ended June 30, 1996 and 1995, respectively.

    Subsidiaries of Time Warner are the general partners of TWE ("Time Warner General Partners"). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly-owned subsidiaries collectively own general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

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

    The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership,
(ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets (Note 6), (v) the 1995 sale of 51% of TWE's interest in Six Flags and
(vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three and six months ended June 30, 1995, respectively, revenues of $2.317 billion and $4.583 billion, depreciation and amortization of $259 million and $528 million, operating income of $241 million and $460 million and net income of $47 million and $77 million.

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

4.  INVENTORIES

    Inventories consist of:

                          June 30, 1996         December 31, 1995
                         Current   Noncurrent   Current   Noncurrent
                         -------------------------------------------
                                         (millions)
Film costs:
 Released, less
  amortization          $ 353      $ 447        $  529    $ 437
 Completed and not
  released                192         53            74       22
 In process and other      63        454            11      396
 Library, less amorti-
  zation                    -        690             -      717
Programming costs, less
  amortization            204        314           219      337
Merchandise                79          -            71        -
                         ----       ----        ------    -----
Total                   $ 891     $1,958        $  904   $1,909
                        =====     ======        ======   ======
5.   LONG-TERM DEBT

     Long-term debt consists of:
                                            June 30,    December 31,
                                             1996           1995
                                            ------------------------
                                                  (millions)

Credit agreement, weighted average
 interest rates of 6.0% and 6.4%             $1,384     $2,185
Commercial paper, weighted average
 interest rates of 5.8% and 6.2%                397        157
Publicly held notes and debentures            3,781      3,781
Other                                            13         14
                                              -----     ------
Total. . . . . . . . .  . . .                $5,575     $6,137
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

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:

                                                           Six Months
                                                          Ended June 30,
                                                         1996      1995
                                                        -----------------
                                                            (millions)

Balance at beginning of year . . . . . . .            $6,478      $6,233
Net income . . . . . . . . . . . . . . . .               168          60
Capital contributions. . . . . . . . . . .                15           -
Distributions. . . . . . . . . . . . . . .              (147)       (316)
Allocation of income to Time Warner General
 Partners' Senior Capital. . . . . . . . .               (57)        (67)
Collections on note receivable from
 U S WEST. . . . . . . . . . . . . . . . .               169         243
Other. . . . . . . . . . . . . . . . . . .                10           1
                                                       -----       -----
Balance at June 30 . . . . . . . . . . . .            $6,636      $6,154
                                                      ======      ======

     In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the Time Warner Service Partnership Assets") in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the Time Warner General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the Time Warner General Partners ("TWSP Distributions"), which the General Partners were then required to contribute to the Time Warner Service Partnerships.

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

     During the six months ended June 30, 1996, TWE accrued $123 million of tax-related distributions and $24 million of stock option distributions, based on closing prices of Time Warner common stock of $39.25 at June 30, 1996 and $37.875 at December 31, 1995. During the six months ended June 30, 1995, TWE accrued $25 million of TWSP Distributions and $156 million of tax-related distributions, as well as $135 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the six months ended June 30, 1996, TWE paid distributions to the Time Warner General Partners in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. In the six months ended June 30, 1995, TWE paid the Time Warner General Partners distributions in the amount of $30 million, consisting of $25 million of TWSP Distributions and $5 million of stock option related distributions.

7.   SEGMENT INFORMATION

     TWE's businesses are conducted in two fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below. The operating results of TWE reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                            Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                          1996       1995   1996       1995
                                          ---------------------------------
                                                       (millions)

Revenues
Filmed Entertainment . . . . . . . .     $1,270    $1,151   $2,486    $2,334
Six Flags Theme Parks. . . . . . . .          -       204        -       227
Broadcasting - The WB Network. . . .         18         3       33         6
Programming - HBO. . . . . . . . . .        456       392      875       777
Cable. . . . . . . . . . . . . . . .        961       724    1,908     1,281
Intersegment elimination . . . . . .        (97)      (82)    (209)     (187)
                                          -----     -----    -----     -----
Total. . . . . . . . . . . . . . . .     $2,608    $2,392   $5,093    $4,438
                                         ======    ======   ======    ======

                                            Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                          1996       1995   1996       1995
                                          ---------------------------------
                                                      (millions)

Operating Income
Filmed Entertainment . . . . . . . .       $ 79    $   52    $ 149     $ 119
Six Flags Theme Parks. . . . . . . .          -        31        -        29
Broadcasting - The WB Network. . . .        (12)      (12)     (36)      (33)
Programming - HBO. . . . . . . . . .         83        70      159       137
Cable. . . . . . . . . . . . . . . .        147       125      293       205
                                           ----    ------    -----     -----
Total. . . . . . . . . . . . . . . .      $ 297     $ 266    $ 565     $ 457
                                          =====     =====    =====     =====

                                             Three Months      Six Months
                                            Ended June 30,    Ended June 30,
                                           1996       1995   1996       1995
                                           ---------------------------------
                                                       (millions)

Depreciation of Property, Plant and Equipment

Filmed Entertainment . . . . . . . .      $ 32     $   22    $  62     $  42
Six Flags Theme Parks. . . . . . . .         -         19        -        20
Broadcasting - The WB Network. . . .         -          -        -         -
Programming - HBO. . . . . . . . . .         4          4        9         8
Cable. . . . . . . . . . . . . . . .       157        111      300       199
                                          ----      -----    -----      ----

Total. . . . . . . . . . . . . . . .     $ 193      $ 156    $ 371     $ 269
                                         =====      =====    =====     =====


                                            Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                          1996       1995   1996       1995
                                          ---------------------------------
                                                     (millions)

Amortization of Intangible
 Assets (1)
Filmed Entertainment . . . . . . . . .   $  29      $  35    $  60     $  69
Six Flags Theme Parks. . . . . . . . .       -          8        -        11
Broadcasting - The WB Network. . . . .       -          -        -         -
Programming - HBO. . . . . . . . . . .       -          -        -         -
Cable. . . . . . . . . . . . . . . . .      72         76      151       152
                                         -----      -----    -----     -----
Total. . . . . . . . . . . . . . . . .   $ 101      $ 119    $ 211     $ 232
                                         =====      =====    =====     =====
______________
(1) Amortization includes amortization relating to the acquisition of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:

                                                      Six Months
                                                     Ended June 30,
                                                    1996        1995
                                                    ----------------
                                                       (millions)

Interest expense . . . . . . . . . . . . . . .      $ 239     $296
Cash payments made for interest. . . . . . . .        247      301
Cash payments made for income taxes (net). . .         32       34

                            TWE GENERAL PARTNERS
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. The financial position and results of operations of ATC, TWOI and WCCI (the other General Partners of TWE, as described in Note 1 to the accompanying consolidated financial statements) are principally derived from their investments in TWE, their revolving credit agreements with Time Warner and, to a lesser extent, their investments in Time Warner and Turner Broadcasting System, Inc. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to the Three Months Ended
June 30, 1995

    WCI had revenues of $876 million and net income of $15 million for the three months ended June 30, 1996, compared to revenues of $986 million and net income of $56 million for the three months ended June 30, 1995. EBITDA decreased to $153 million from $156 million. Depreciation and amortization, including amortization related to the purchase of WCI was $91 million in both 1996 and 1995. Operating income decreased to $62 million from $65 million. Revenues decreased principally due to a decline in international recorded music sales, as well as the absence of revenues from certain start-up businesses which are no longer being operated by WCI. In addition, the industry-wide softness experienced in the first quarter in the overexpanded U.S. retail marketplace did not deteriorate further which, together with a number of popular releases, contributed to an increase in domestic recorded music revenues. EBITDA and operating income decreased principally because the improved domestic recorded music results, higher music publishing results and the absence of losses from certain start-up businesses, were offset by lower international recorded music results.

     WCI's equity in the pretax income of TWE was $46 million in the second quarter of 1996, compared to $39 million in the second quarter of 1995. TWE's operating results for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 reflect an overall increase in operating income generated by its business segments and interest savings on lower average debt levels related to management's debt reduction program, offset in part by an increase in minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership, a decrease in investment-related income and the lack of contribution of Six Flags's operating results in 1996 resulting from TWE's sale of 51% of its interest in Six Flags in 1995.

     Interest and other, net was $16 million of expense for the three months ended June 30, 1996, compared to $20 million of income for the three months ended June 30, 1995. Interest expense decreased to $7 million from $8 million. There was other expense, net, of $9 million in the second quarter of 1996, compared to other income, net, of $28 million in 1995, principally because of a reduction in interest income related to the resolution of a corporate tax matter in 1995 and a decrease in investment-related income.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June
30, 1995

     WCI had revenues of $1.859 billion and net income of $42 million for the six months ended June 30, 1996, compared to revenues of $1.977 billion and net income of $50 million for the six months ended June 30, 1995. EBITDA decreased to $294 million from $326 million. Depreciation and amortization, including amortization related to the purchase of WCI was $179 million in both 1996 and 1995. Operating income was $115 million in 1996 compared to $147 million in 1995. Despite maintaining its leading domestic market position (over 23%), WCI's domestic recorded music operating results in 1996 were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues reflects (i) the effects from the current U.S. retail environment, including an increase in WCI's reserve for returns to provide for an anticipated higher level of returns (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by WCI. These effects were partially offset by an increase in music publishing revenues. EBITDA and operating income decreased principally as a result of the decline in the worldwide recorded music business, offset in part by improved music publishing results and the absence of losses from certain start-up businesses.

     WCI's equity in the pretax income of TWE was $99 million for the six months ended June 30, 1996, compared to $46 million for the six months ended June 30, 1995. TWE's operating results for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 reflect an overall increase in operating income generated by its business segments, interest savings on lower average debt levels related to management's debt reduction program and an increase in investment-related income, offset in part by an increase in minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership for a full six-month period.

     Interest and other, net was $28 million in the first six months of 1996 compared to $27 million in the first six months of 1995. Interest expense decreased to $14 million from $69 million. The decrease in interest expense was primarily due to lower average debt levels associated with the recapitalization of WCI, which occurred on April 1, 1995. There was other expense, net, of $14 million in the first six months of 1996, compared to other income, net, of $42 million in the first six months of 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995 and a reduction in interest income related to the resolution of a corporate tax matter in 1995.

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

FINANCIAL CONDITION AND LIQUIDITY

June 30, 1996

     WCI had $9.2 billion of equity at June 30, 1996, compared to $9.3 billion of equity at December 31, 1995. Cash and equivalents increased to $160 million at June 30, 1996, compared to $106 million at December 31, 1995. WCI had no long-term debt due to Time Warner at the end of either period.

     The total capitalization of ATC, TWOI and WCCI at June 30, 1996 consisted of equity capital of $2.3 billion, $650 million and $809 million, respectively, compared to $2.3 billion, $644 million and $803 million at December 31, 1995, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under each General Partner's revolving credit agreement with Time Warner, will continue to be sufficient to satisfy the General Partners' obligations with respect to their tax sharing agreements with Time Warner for the foreseeable future.

Cash Flows

     In the first six months of 1996, WCI's cash provided by operations amounted to $361 million and reflected $294 million of EBITDA, $63 million of distributions from TWE and $141 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $9 million of interest payments and $128 million of income taxes ($68 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $219 million in the first six months of 1995 reflected $326 million of EBITDA, $14 million of distributions from TWE and $57 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $63 million of interest payments and $115 million of income taxes ($34 million of which was paid to Time Warner under a tax sharing agreement). Management believes that the operating cash flow of WCI is sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first six months of 1996, the General Partners received in aggregate $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. During the first six months of 1995, the General Partners received in aggregate $30 million, consisting of $25 million of Time Warner Service Partnership distributions and $5 million of stock option related distributions. Of such aggregate distributions in the first six months of 1996 and 1995, WCI, ATC, TWOI and WCCI received $63 million and $14 million, respectively; $54 million and $12 million, respectively;
$15 million and $4 million, respectively; and $19 million and $4 million, respectively.

 Foreign Currency Risk Management

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its combined foreign currency exposures anticipated over the ensuing twelve month period, including those related to WCI. At June 30, 1996, Time Warner has effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. WCI is reimbursed by or reimburses
Time Warner for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 30, 1996, Time Warner had contracts for the sale of $483 million and the purchase of $165 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $318 million net sale contract position, $368 million of foreign exchange sale contracts and $162 million of foreign exchange purchase contracts related to WCI's exposure, primarily English pounds (41% of net contract position related to WCI), Canadian dollars (13%) and German marks (31%), compared to a net sale contract position of $232 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at June 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In the first six months of 1996 and 1995, WCI had $12 million of net gains and $16 million of net losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases or increases, respectively, in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time
Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to WCI's exposure at June 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at June 30, 1996 would result in approximately $18 million of unrealized losses and $8 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $18 million of unrealized gains and $8 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                            TWE GENERAL PARTNERS
                        CONSOLIDATED BALANCE SHEETS
                               June 30, 1996
                                (Unaudited)

                                       WCI      ATC      TWOI     WCCI
                                                (millions)
                                     ----------------------------------

ASSETS
Current assets
Cash and equivalents . . . . . .    $  160    $    -   $    -   $    -
Receivables, less allowances
 of $286 . . . . . . . . . . . .       640         -        -        -
Inventories. . . . . . . . . . .       169         -        -        -
Prepaid expenses . . . . . . . .       584         -        -        -
                                     -----    ------   ------   ------

Total current assets . . . . . .     1,553         -        -        -

Investments in and amounts due
 to and from TWE . . . . . . . .     2,155     1,989      557      703
Investments in Time Warner
 Service Partnerships. . . . . .       144       133       33       23
Investments in Time Warner . . .        86        64       17       21
Investments, other . . . . . . .     1,643       210       59       82

Music catalogues, contracts and
 copyrights . . . . .  . . . . .     1,080         -        -        -
Goodwill . . . . . . . . . . . .     3,800         -        -        -
Other assets, primarily property,
 plant and equipment . . . . . .       519         -        -        -
                                     ------    -----     ----     ----

Total assets . . . . . . . . . .   $10,980    $2,396    $ 666    $ 829
                                   =======    ======    =====    =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable . .   $ 840    $    -    $   -    $   -
Other current liabilities. . . . .     502         2        -        -
                                     -----    ------    -----    -----

Total current liabilities. . . . .   1,342         2        -        -

Long-term debt due to Time Warner.       -        17        -        -
Other amounts due to Time Warner .     189        56       16       20
Other liabilities. . . . . . . . .     236         2        -        -

Shareholders' equity
Common stock . . . . . . . . . . .       1         1        1        1
Paid-in capital. . . . . . . . . .  10,009     2,893      830    1,033
Unrealized gains on certain
 marketable securities                 178         -        -        -
Retained earnings (accumulated
 deficit). . . . . . . . . . . . .     111       (11)     (14)     (17)
                                    ------     -----     ----    -----
                                    10,299     2,883      817    1,017

Due from Time Warner, net. . . . .    (596)     (228)     (71)     (89)
Reciprocal interest in Time Warner
 stock . . . . . . . . . . . . . .    (490)     (336)     (96)    (119)
                                    ------     -----     ----    -----

Total shareholders' equity . . . .   9,213     2,319      850      809
                                    ------    ------     ----   ------
Total liabilities and shareholders'
 equity . . . . . . . . .  . . . . $10,980    $2,396    $ 666    $ 829
                                   =======    ======    =====    =====
See accompanying notes.

                           TWE GENERAL PARTNERS
                       CONSOLIDATED BALANCE SHEETS
                            December 31, 1995
                               (Unaudited)

                                       WCI      ATC      TWOI     WCCI
                                                (millions)
                                     ----------------------------------

ASSETS
Current assets
Cash and equivalents. . . . . .     $  106    $    -   $    -   $    -
Receivables, less allowances of
 $308 . . . . . . . . . . . . .      1,162         -        -        -
Inventories . . . . . . . . . .        189         -        -        -
Prepaid expenses. . . . . . . .        519         -        -        -
                                    ------    ------   ------   ------
Total current assets                 1,976         -        -        -

Investments in and amounts due
 to and from TWE                     1,984     1,959      548      693
Investments in Time Warner Service
 Partnerships                          143       132       33       22
Investments in Time Warner              86        65       17       21
Other investments                    1,526       212       60       84

Music catalogues, contracts and
 copyrights                          1,140         -        -        -
Goodwill                             3,849         -        -        -
Other assets, primarily property,
 plant and equipment                   532         -        -        -
                                    ------    ------    -----   ------
Total assets                       $11,236    $2,368    $ 658   $  820
                                   =======    ======    =====   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable       $ 840   $     -   $    -  $    -
Other current liabilities              642         2        -       -
                                     -----   -------   ------  ------
Total current liabilities            1,482         2        -       -

Long-term debt due to Time Warner        -        17        -       -
Other amounts due to Time Warner       140        49       14      17
Other liabilities                      272         3        -       -


Shareholders' equity
Common stock                             1         1        1       1
Paid-in capital                     10,009     2,893      830   1,034
Unrealized gains (losses) on
 certain marketable securities          11        (1)       -       -
Retained earnings (accumulated
 deficit)                               84       (46)     (25)    (30)
                                    ------    ------    -----   -----
                                    10,211     2,847      806   1,005

Due from Time Warner, net             (379)     (214)     (66)    (83)
Reciprocal interest in Time
 Warner stock                         (490)     (336)     (96)   (119)
                                     -----     -----     ----    ----
Total shareholders' equity           9,342     2,297      644     803
                                    ------     -----     ----    ----
Total liabilities and share-
 holders' equity                   $11,236   $ 2,368    $ 658   $ 820
                                   =======   =======    =====   =====

See accompanying notes.

                           TWE GENERAL PARTNERS
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended June 30, 1996
                               (Unaudited)

                                       WCI     ATC      TWOI    WCCI
                                                (millions)
                                     --------------------------------

Revenues(a). . . . . . . . . . .   $  876    $    -   $    -   $    -
                                   ------    ------   ------   ------

Cost of revenues(a)(b). . . . .       647         -        -        -
Selling, general and admini-
 strative (a)(b) . . . . . . .        167         -        -        -
                                   ------    ------   ------   ------
Operating expenses. . . . . . .       814         -        -        -
                                   ------    ------   ------   ------

Business segment operating
 income . . . . . . . . . . . .        62         -        -        -
Equity in pretax income of
 TWE (a) . . . . . . . .  . . .        46        38       11       14
Interest and other, net (a) . .       (16)        7        2        2
                                   ------    ------   ------    -----

Income before income taxes . . .       92        45       13       16
Income taxes (a) . . . . . . . .      (77)      (25)      (7)      (8)
                                   ------      ----   ------    -----
Net income . . . . . . . . . . .    $  15      $ 20      $ 6      $ 8
                                   ======     =====     ====    =====
__________________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General
Partners:

Revenues . . . . . . . . . . . . .  $  61     $   -    $   -    $   -
Cost of revenues . . . . . . . . .    (16)        -        -        -
Selling, general and admini-
 strative. . . . . . . . . . . . .      6         -        -        -
Equity in pretax income of TWE . .     (2)        -        -        -
Interest and other, net. . . . . .     14         -        -        -
Income taxes . . . . . . . . . . .    (43)      (16)      (4)      (5)

(b) Includes depreciation and
 amortization expense of:            $ 91     $   -    $   -   $    -
                                    =====     =====    =====   ======



See accompanying notes.

                           TWE GENERAL PARTNERS
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three Months Ended June 30, 1995
                                (Unaudited)



                                       WCI      ATC      TWOI     WCCI
                                                (millions)
                                     ---------------------------------

Revenues(a). . . . . . . . . . . .    $  986  $    -    $    -   $   -
                                      ------  ------    ------   -----

Cost of revenues (a)(b). . . . . .       651       -         -       -
Selling, general and admini-
 strative (a)(b) . . . . . . . . .       270       -         -       -
                                      ------  ------    ------   -----
Operating expenses . . . . . . . .       921       -         -       -
                                      ------  ------    ------   -----
Business segment operating
 income. . . . . . . . . . . . . .        65       -        -        -
Equity in pretax income of
 TWE (a) . . . . . . . . . . . . .        39      33        9       12
Interest and other, net (a)  . . .        20       6        2        2
                                       -----  ------     ----    -----
Income before income taxes . . . .       124      39       11       14
Income taxes (a) . . . . . . . . .       (68)    (19)      (6)      (7)
                                       -----  ------     ----    -----
Net income . . . . . . . . . . . .      $ 56    $ 20     $  5    $   7
                                       =====  ======     ====    =====
_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General
Partners:

Revenues . . . . . . . . . . . . .      $ 43   $   -    $   -    $   -
Cost of revenues . . . . . . . . .       (14)      -        -        -
Selling, general and admini-
 strative . . . . . . . .  . . . .         9       -        -        -
Equity in pretax income of TWE . .        (3)      -        -        -
Interest and other, net. . . . . .       (29)      -        -        -
Income taxes . . . . . . . . . . .       (28)     (8)      (3)      (4)

(b) Includes depreciation and
 amortization expense of:. . . . .      $ 91   $   -     $  -    $   -
                                        ====   =====     ====    =====







See accompanying notes.

                           TWE GENERAL PARTNERS
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30, 1996
                                (Unaudited)

                                       WCI      ATC      TWOI     WCCI
                                                (millions)
                                     ---------------------------------

Revenues(a). . . . . . . . . . . .    $ 1,859  $   -    $    -   $   -
                                      -------  -----    ------   -----

Cost of revenues (a)(b). . . . . .      1,351      -         -       -
Selling, general and administrative
  (a)(b) . . . . . . . . . . . . .        393      -         -       -
                                      -------  -------  ------- ------
Operating expenses . . . . . . . .      1,744      -         -       -
                                       ------   ----     -----    ----

Business segment operating income. .      115      -         -       -
Equity in pretax income of TWE (a) .       99     84        24      30
Interest and other, net (a). . . . .      (28)    10         3       4
                                        -----   ----     -----    ----

Income before income taxes . . . . .      186     94        27      34
Income taxes (a) . . . . . . . . . .     (144)   (52)      (15)    (18)
                                        -----   ----     -----    ----
Net income . . . . . . . . . . . . .    $  42   $ 42     $  12    $ 16
                                        =====  =====     =====   =====
_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General
Partners:

Revenues . . . . . . . . . . . . . .     $ 99   $   -    $   -   $   -
Cost of revenues . . . . . . . . . .      (27)      -        -       -
Selling, general and admini-
 strative. . . . . . . .  . . . . .        24       -        -       -
Equity in pretax income of TWE . . .       (7)      -        -       -
Interest and other, net. . . . . . .       28       -        -       -
Income taxes . . . . . . . . . . . .      (68)    (36)     (10)    (12)

(b) Includes depreciation and
amortization expense of: . . . . .       $179   $   -    $  -    $   -
                                         ====   =====    =====   =====









See accompanying notes.

                           TWE GENERAL PARTNERS
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30, 1995
                                (Unaudited)

                                       WCI      ATC       TWOI     WCCI
                                                  (millions)
                                     ------------------------------------

Revenues(a). . . . . . . . . . . .     $1,977  $   -     $    -   $   -
                                       ------  ------    ------   -----

Cost of revenues (a)(b). . . . . .      1,344      -          -       -
Selling, general and admini-
 strative . . . . . . . . . . . .         486      -          -       -
                                      -------  -----     ------   -----
Operating expenses . . . . . . . .      1,830      -          -       -
                                      -------  -----     ------   -----
Business segment operating
 income. . . . . . . . . . . . . .        147      -          -       -
Equity in pretax income of
 TWE (a) . . . . . . . . . . . . .         46     39         11      14
Interest and other, net (a). . . .        (27)    89          8      10
                                       ------  -----      -----   -----
Income before income taxes . . . .        166    128         19      24
Income taxes (a) . . . . . . . . .       (116)   (63)       (11)    (14)
                                        -----  -----      -----   -----

Net income . . . . . . . . . . . .     $   50   $ 65      $   8    $ 10
                                       ======   ====      =====    ====
_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General
Partners:

Revenues . . . . . . . . . . . . .       $ 87   $  -      $   -    $  -
Cost of revenues . . . . . . . . .        (28)     -          -       -
Selling, general and admini-
 strative. . . . . . . .  . . . .          16      -          -       -
Equity in pretax income of TWE . .         (6)     -          -       -
Interest and other, net. . . . . .        (80)     -          -       -
Income taxes . . . . . . . . . . .        (34)   (48)        (7)     (9)

(b) Includes depreciation and
 amortization expense of:. . . . .       $179   $  -      $   -    $  -
                                         ====   ====      =====    ====








See accompanying notes.

                            TWE GENERAL PARTNERS
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 30, 1996
                                (Unaudited)


                                     WCI      ATC        TWOI    WCCI
                                                (millions)
                                     --------------------------------
OPERATIONS
Net income. . . . . . . . . . . . .  $   42  $  42     $  12   $  16
Adjustments for noncash and
 nonoperating items:. . . . . . . .
Depreciation and amortization           179      -         -      -
Excess of equity in pretax income
 of TWE over distributions. . . . .     (36)   (30)       (9)    (11)
Equity in (income) loss of other
 investee companies, net of
 distributions. . . . . . . . . . .     (18)     1         -       -
Changes in operating assets and
 liabilities. . . . . . . . . . . .     194      5         3       2
                                      -----   ----      ----    ----
Cash provided by operations             361     18         6       7
                                      -----   ----      ----    ----
INVESTING ACTIVITIES
Investments and acquisitions. . . .     (38)     -         -       -
Capital expenditures. . . . . . . .     (55)     -         -       -
Investment proceeds . . . . . . . .       7      -         -       -
                                      -----   ----      ----    ----
Cash used by investing
 activities . . . . . . . . . . . .     (86)     -         -       -
                                       ----   ----      ----    ----
FINANCING ACTIVITIES
Dividends.  . . . . . . . . . . . .      (4)    (4)       (1)     (1)
Increase in amounts due from Time
 Warner, net. . . . . . . . . . . .    (217)   (14)       (5)     (6)
                                       ----   ----      ----    ----
Cash used by financing
  activities. . . . . . . . . . . .    (221)   (18)       (6)     (7)
                                       ----   ----      ----    ----
INCREASE IN CASH AND EQUIVALENTS. .      54      -         -       -


CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD. . . . . . . . . . . . .     106      -         -       -
                                       ----   ----      ----    ----
CASH AND EQUIVALENTS AT END OF
 PERIOD . . . . . . . . . . . . . .    $160  $   -     $   -   $   -
                                       ====  =====     =====   =====



See accompanying notes.

                            TWE GENERAL PARTNERS
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 30, 1995
                                (Unaudited)


                                     WCI      ATC        TWOI    WCCI
                                                (millions)
                                     --------------------------------
OPERATIONS
Net income. . . . . . . . . . . . .  $   50   $  65     $   8   $  10
Adjustments for noncash and non-
 operating items:
Depreciation and amortization . . .     179       -         -       -
Excess of equity in pretax income of
 TWE over distributions. .  . . . .     (32)    (27)       (7)     (9)
Equity in income of other investee
 companies, net of
 distributions. . . . . . . . . . .     (58)    (75)       (4)     (5)
Changes in operating assets and
 liabilities. . . . . . . . . . . .      80       1         -       -
                                      -----   -----     -----   -----
Cash provided (used) by operations      219     (36)       (3)     (4)
                                      -----   -----     -----   -----
INVESTING ACTIVITIES
Investments and acquisitions . . .     (119)    (10)       (3)     (4)
Capital expenditures . . . . . . .      (56)      -         -       -
Investment proceeds. . . . . . . .       97       -         -       -
                                      -----    ----      ----    ----
Cash used by investing activities       (78)    (10)       (3)     (4)
                                       ----   -----      ----    ----
FINANCING ACTIVITIES
Borrowings. . . . . . . . . . . .         9      48         7       9
Debt repayments . . . . . . . . .      (166)      -         -       -
Dividends . . . . . . . . . . . .        (2)     (2)       (1)     (1)
Capital contributions . . . . . .       142       -         -       -
Increase in amounts due to Time Warner,
 net                                     39       -         -       -
                                       ----    ----      ----    ----

Cash provided by financing
 activities. . . . . . . . . . .         22      46         6       8
                                       ----    ----      ----    ----
INCREASE IN CASH AND EQUIVALENTS. . .   163       -         -       -


CASH AND EQUIVALENTS AT BEGINNING OF
 PERIOD. . . . . . . . . . . . . . .    148       -         -       -
                                       ----    ----      ----    ----
CASH AND EQUIVALENTS AT END OF
 PERIOD. . . . . . . . . . . . . . .   $311     $  -     $  -   $   -
                                       ====     ====     ====   =====




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

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the "Beneficial Assets"), the General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the General Partners, at the limited partner's option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that had not been contributed to TWE as of June 30, 1996, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements of the General Partners exclude the Beneficial Assets.

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

Basis of Presentation

     The consolidated financial statements of each General Partner include 100% of its assets, liabilities, revenues, expenses, income, loss and cash flows and that of all companies in which the General Partner has a controlling voting interest ("subsidiaries"), as if the General Partner and its subsidiaries were a single company. Investments in TWE, and certain other companies in which the General Partners have significant influence but less than a controlling voting interest, are accounted for using the equity method. As a result of a recapitalization of WCI effective as of April 1, 1995 and cash distributions received from TWE by each of the General Partners (Note 2), certain amounts due from or to Time Warner are reflected by the General Partners as a separate component of shareholders' equity under the caption "Due from Time Warner, net."

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

2.   TWE

     The General Partners' investments in and amounts due to or from TWE at June 30, 1996 and December 31, 1995 are as follows (millions):

June 30, 1996               WCI        ATC         TWOI         WCCI
                            ---        ---         ----         ----
Investment in TWE           $2,231     $1,933      $ 541        $ 683
Stock option related
 distributions due
 from TWE                       65         56         56           20
Other liabilities due to
 TWE, principally related
 to home video distribution   (276)         -          -            -
Other receivables due from
 TWE                           135          -          -            -
                             ------     ------      -----       -----
Total                        $2,155     $1,989      $ 557       $ 703
                             ======     ======     ======      ======

December 31, 1995             WCI        ATC         TWOI        WCCI
                              ---        ---         ----        ----
Investment in TWE            $2,201     $1,909      $ 534       $ 675

Stock option related
 distributions due from TWE     58         50         14           18
Other liabilities due to TWE,
 principally related to
 home video distribution      (351)         -          -            -
Other receivables due from
 TWE                            76          -          -            -
                             -----      -----      -----        -----
Total                       $1,984     $1,959      $ 548        $ 693
                            ======     ======      =====        =====

     TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. Time Warner acquired 11.22% of the Series A Capital and Residual Capital limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. No portion of TWE's net income has been allocated to the limited partnership interests.

     Set forth below is summarized financial information of TWE, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and the consolidation of Paragon Communications effective as of July 6, 1995:

TIME WARNER ENTERTAINMENT COMPANY, L.P.


                                            Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                          1996       1995   1996       1995
                                                     (millions)
                                          ----------------------------------
Operating Statement Information
Revenues                                  $2,608    $2,392   $5,093   $4,438
Depreciation and amortization                294       275      582      501
Business segment operating income            297       266      565      457
Interest and other, net                      132       135      221      296
Minority interest                             52        35      102       35
Income before income taxes                    95        81      207       96
Net income                                    74        56      168       60

                                                          Six Months
                                                         Ended June 30,
                                                        1996      1995
                                                          (millions)
                                                       ---------------
Cash Flow Information
Cash provided by operations                            $1,197     $ 725
Capital expenditures                                     (781)     (622)
Investments and acquisitions                              (65)      (75)
Investment proceeds                                       196       953
Borrowings                                                 63       235
Debt repayments                                          (670)     (237)
Capital distributions                                    (132)      (30)
Collections on note receivable from U S WEST              169       243
Increase in cash and equivalents                            9     1,192

                                                      June 30,   December 31,
                                                       1996          1995
                                                           (millions)
                                                     -----------------------
Balance Sheet Information
Cash and equivalents                                 $   218         $   209
Total current assets                                   2,708           2,909
Total assets                                          18,913          18,905
Total current liabilities                              3,278           3,214
Long-term debt                                         5,575           6,137
Minority interests                                       848             726
General Partners' Senior Capital                       1,483           1,426
Partners' capital                                      6,636           6,478

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1996 and December 31, 1995, the General Partners had recorded $137 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time
Warner common stock of $39.25 and $37.875, respectively. Time Warner is paid when the options are exercised. The General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the General Partners on a current basis. In the first six months of 1996, the General Partners received distributions from TWE in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. In the first six months of 1995, the General Partners received distributions from TWE in the amount of $30 million, consisting of $25 million of Time Warner Service Partnership distributions and $5 million of stock option related distributions. Of such aggregate distributions in the first six months of 1996 and 1995, WCI received $63 million and $14 million, respectively; ATC received $54 million and $12 million, respectively; TWOI received $15 million and $4 million, respectively; and WCCI received $19 million and $4 million, respectively.

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

3.   GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at June 30, 1996, based on the relative fair value of the net assets each General Partner contributed to TWE (the "General Partner Guarantees"). Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are generally no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

     The portion of TWE debt and accrued interest at June 30, 1996 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                    Total Guaranteed
                                                    by Each General
                         Total Guaranteed by        Partner and its
                         Each General Partner         Subsidiaries
                         --------------------       ----------------
  General Partner         %          Amount         %    Amount
  ---------------        -------------------------------------------
                                     (dollars in millions)

WCI                      33.19      $1,810        47.58    $2,595
ATC                      40.73       2,221        40.73     2,221
TWOI                     11.69         638        11.69       638
WCCI, a subsidiary of
 WCI                     14.39         785        14.39       785
                         -----      ------        -----    ------
Total                   100.00      $5,454           *       *
                        ======      ======        =====    ======
_______________
* Adds to more than 100% and $5.454 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.


4.     SHAREHOLDERS' EQUITY

  Changes in shareholders' equity for WCI are as follows:

                                                       Six Months
                                                      Ended June 30,
                                                    1996        1995
                                                        (millions)
                                                    -----------------

Balance at beginning of year                       $9,342       $7,105
Net income                                             42           50
Increase in stock option
 distribution liability to Time Warner                (11)         (64)
Capital contributions                                   -        2,642
Transfers (to) from Time Warner, net                 (217)          39
Unrealized gains of certain marketable
  equity investments                                   61           22
Other                                                  (4)          19
                                                   ------       ------
Balance at June 30                                 $9,213       $9,813
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

5.   CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to businesses of the General Partners. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

6.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows (millions):

                                    WCI       ATC       TWOI      WCCI
                                    ---       ---       ----      ----
Six Months Ended June 30, 1996

Interest expense                   $ 14      $   -     $   -     $   -
Cash payments made for
 interest                             9          -         -         -
Cash payments made for
 income taxes, net                  128         36        10        12
Tax-related distributions
 received from TWE                   59         50        14        18

                                    WCI        ATC      TWOI      WCCI
                                    ---        ---      ----      ----
Six Months Ended June 30, 1995
Interest expense                   $ 69      $   2     $   -     $   -
Cash payments made for interest      63          -         -         -
Cash payments made for income
 taxes, net                         115         48         7         9

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to the litigation entitled U S West, Inc. et al. v. Time Warner Inc., et al., described on page 31 of TWE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. On June 6, 1996, the Court of Chancery of the State of Delaware rendered an opinion dismissing with prejudice all of the claims asserted by U S WEST and reserving decision on the counterclaims interposed by Time Warner. U S WEST has not appealed the decision of the Court of Chancery, and the period for filing a notice of appeal has closed.

     On July 8, 1996, a purported class action was filed in the Circuit Court of Blount County, Tennessee at Maryville, entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Uni Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. L-10462. The action is brought on behalf of persons who, from June 26, 1992 to the present, purchased recorded music compact discs ("CDS") indirectly from defendants in Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDS, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. Also on July 8, the Circuit Court issued an order conditionally granting class certification, subject to defendants' right to move to decertify the class.

     On July 25, 1996, Warner Elektra Atlantic Corporation was served with an antitrust civil investigative demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there "is, has been or may be" a "conspiracy to fix the prices" of CDS or conduct consisting of "unfair methods of competition" or "unfair trade practices" in the sale and marketing of CDS.

     Reference is made to the litigation entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., described on page I-36 of TWE's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). In July 1996, the plaintiffs filed a motion to amend the complaint, which the recording companies will oppose. The proposed second amended complaint is based on substantially the same allegations as the prior complaint and seeks to recover substantial monetary damages, liquidated damages, equitable relief, and attorney's fees from the recording companies. The proposed complaint includes a claim asserted derivatively on behalf of the American Federation of Television and Radio Artists Health and Retirement Fund as well as a renewal of some of the claims that had previously been dismissed from this lawsuit.

     Reference is made to the litigation entitled Samuel D. Moore, et al. v. Sony Music Entertainment Group, et al., described on page I-37 of the 1995 Form 10-K. The plaintiffs have filed an appeal from the District Court for the Southern District of New York's order of dismissal and have filed the motion described in the preceding paragraph to amend the complaint in the Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al. lawsuit.

     Reference is made to the description of the Federal lawsuit filed by TWE in November 1992 seeking to overturn major provisions of the 1992 Cable Act, described on pages I-35 and I-36 of the 1995 Form 10-K. Argument on the appeal to the United States Supreme Court of the December 1995 decision of the District Court for the District of Columbia upholding the "must-carry" requirements of the 1992 Cable Act has been set for October 7, 1996.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)   Reports on Form 8-K.

     No Current Report on Form 8-K was filed by TWE during the quarter ended June 30, 1996.

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


                             Time Warner Entertainment Company, L.P.
                             By: Warner Communications Inc.,
                                 as General Partner


                             By:      /s/ Richard J. Bressler
                           Name:     Richard J. Bressler
                          Title:    Senior Vice President and
                                        Chief Financial Officer

                            American Television and Communications
                             Corporation
                            Time Warner Operations Inc.
                            Warner Cable Communications Inc.
                            Warner Communications Inc.


                            By:      /s/ Richard J. Bressler
                          Name:     Richard J. Bressler
                         Title:    Senior Vice President and
                                       Chief Financial Officer


Dated:    August 14, 1996

                          EXHIBIT INDEX
              Pursuant to Item 601 of Regulation S-K


Exhibit No.   Description of Exhibit

27            Financial Data Schedule.