Form 10-Q
period 1996-09-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC; TIME WARNER OPERATIONS INC
filed 1996-11-14
CIK 893657, 5910, 104650, 893780, 914042

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

    /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the quarterly period
          ended September 30, 1996   or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from_____________________to________________________

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
     (Exact name of registrant as
       specified in its charter)      (State or other         (I.R.S.
                                       jurisdiction of       Employer
                                       incorporation or    Identification
                                       organization)          Number)

                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000
        (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/     No / /

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                             AND TWE GENERAL PARTNERS

                                INDEX TO FORM 10-Q


                                                        Page
                                                        ____
                                                              TWE
                                                            General
                                                     TWE    Partners
                                                     ___    ________

PART I.  FINANCIAL INFORMATION
  Management's discussion and analysis of
   results of operations and financial
   condition. . . . . . . . . . . . . . . . . . .     1         19
  Consolidated balance sheets at
   September 30, 1996 and December 31, 1995. . . .    9         23
  Consolidated statements of operations for the
   three and nine months ended September 30,
   1996 and 1995. . . . . . . . . . . . . . . . .    10         25
  Consolidated statements of cash flows for the
   nine months ended September 30, 1996 and 1995     11         29
  Notes to consolidated financial statements . . .   12         31

PART II.  OTHER INFORMATION. . . . . . . . . . . .   38

                     PART I. FINANCIAL INFORMATION

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     TWE is engaged principally in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner Companies, Inc. ("Time Warner")* and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Significant Transactions

     In 1996, certain transactions were completed by Time Warner and TWE that have had an effect on TWE's results of operations and financial condition. Such transactions include:

               The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. As of September 30, 1996, Time Warner Cable served approximately 12.1 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.

               The closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $150 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ("Six Flags"), TWE has now completed transactions that have raised approximately $1.3 billion for debt reduction.

The nature of these transactions and their impact on the results of operations and financial condition of TWE are further discussed below.
____________________
* Time Warner Companies, Inc. ("Old Time Warner") was formerly known as Time Warner Inc. On October 10, 1996, Old Time Warner became a wholly owned subsidiary of TW Inc. ("New Time Warner") in connection with the acquisition by New Time Warner of the remaining 80% interest in Turner Broadcasting System, Inc. that was not already owned by Old Time Warner. Simultaneously therewith, New Time Warner was renamed Time Warner Inc. and Old Time Warner was renamed Time Warner Companies, Inc. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

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

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                   Three Months Ended September 30,
                                   ________________________________
                                   EBITDA              Operating Income
                                 _____________         ________________
                                 1996     1995         1996        1995
                                 ____     ____         ____        ____
                                              (millions)

Filmed Entertainment . . . .      $139     $118         $ 56       $ 60
Six Flags Theme Parks. . . .         -        -            -          -
Broadcasting - The WB Network      (27)      (7)         (27)        (7)
Programming - HBO. . . . . .        91       73           86         70
Cable. . . . . . . . . . . .       390      344          156        145
                                  ____     ____         ____       ____
Total. . . . . . . . . . . .      $593     $528         $271       $268
                                  ====     ====         ====       ====

                                   Nine Months Ended September 30,
                                   _______________________________
                                   EBITDA               Operating Income
                                 _______________        _________________
                                 1996       1995        1996         1995
                                 ____       ____        ____         ____
                                                (millions)

Filmed Entertainment . . . . . . $  410     $348        $205       $179
Six Flags Theme Parks. . . . . .      -       60           -         29
Broadcasting - The WB Network. .    (63)     (40)        (63)       (40)
Programming - HBO. . . . . . . .    259      218         245        207
Cable. . . . . . . . . . . . . .  1,134      900         449        350
                                  _____     ____        ____       ____

Total. . . . . . . . . . . . . . $1,740   $1,486        $836       $725
                                 ======   ======        ====       ====

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     TWE had revenues of $2.718 billion, and net income of $45 million for the three months ended September 30, 1996, compared to revenues of $2.324 billion, income of $47 million before an extraordinary loss on the retirement of debt and net income of $23 million for the three months ended September 30, 1995.

     On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended September 30, 1995, revenues of $2.352 billion, depreciation and amortization of $265 million, operating income of $265 million, income before extraordinary item of $98 million and net income of $74 million. No pro forma financial information has been presented for TWE for the three months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

     As discussed more fully below, TWE's historical net income was lower in 1996 as compared to historical and pro forma results in 1995 due to a decrease in investment-related income, which more than offset the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, an overall increase in operating income generated by its business segments and interest savings in 1996 on lower average debt levels related to management's debt reduction program.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $10 million and $26 million in the three months ended September 30, 1996 and 1995, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment. Revenues increased to $1.443 billion, compared to $1.174 billion in the third quarter of 1995. EBITDA increased to $139 million from $118 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $83 million in 1996 and $58 million in 1995. Operating income decreased to $56 million from $60 million. Revenues benefited from increases in domestic theatrical, worldwide home video and worldwide television distribution operations, offset in part by lower international theatrical revenues. EBITDA increased, and operating income benefited, principally from the revenue gains. Operating income was further affected in 1996 by higher depreciation and amortization related to the summer opening of an international theme park in Germany.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $27 million on $23 million of revenues in the third quarter of 1996, compared to $7 million of an operating loss on $7 million of revenues in the third quarter of 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $426 million, compared to $404 million in the third quarter of 1995. EBITDA increased to $91 million from $73 million. Depreciation and amortization amounted to $5 million in 1996 and $3 million in 1995. Operating income increased to $86 million from $70 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains, as well as income related to the licensing of the television series Martin for domestic syndicated television exhibition.

     Cable. Revenues increased to $955 million, compared to $826 million in the third quarter of 1995. EBITDA increased to $390 million from $344 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $234 million in 1996 and $199 million in 1995. Operating income increased to $156 million from $145 million. Revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and increases in advertising revenues. EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, increased to $147 million in the third quarter of 1996, compared to $127 million in the third quarter of 1995. Interest expense decreased to $117 million, compared to $144 million in the third quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $30 million in the third quarter of 1996, compared to other income, net, of $17 million in 1995, principally due to a decrease in investment-related income. The decrease in investment-related income related to a reduction in interest income associated with lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

     TWE had revenues of $7.811 billion and net income of $213 million for the nine months ended September 30, 1996, compared to revenues of $6.762 billion, income of $107 million before an extraordinary loss on the retirement of debt and net income of $83 million for the nine months ended September 30, 1995.

     On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the nine months ended September 30, 1995, revenues of $6.935 billion, depreciation and amortization of $793 million, operating income of $725 million, income before extraordinary item of $175 million and net income of $151 million. No pro forma financial information has been presented for TWE for the nine months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

     As discussed more fully below, TWE's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in operating income generated by its business segments and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by interest savings in 1996 on lower average debt levels related to management's debt reduction program.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $49 million in the nine months ended September 30, 1996, and $62 million in the nine months ended September 30, 1995, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment. Revenues increased to $3.929 billion, compared to $3.508 billion in the first nine months of 1995. EBITDA increased to $410 million from $348 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $205 million in 1996 and $169 million in 1995. Operating income increased to $205 million from $179 million. Revenues benefited from increases in domestic theatrical, worldwide home video and worldwide television distribution operations, offset in part by lower international theatrical revenues. EBITDA and operating income benefited principally from the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization related to the 1996 summer opening of an international theme park in Germany.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $63 million on $56 million of revenues in the first nine months of 1996, compared to an operating loss of $40 million on $13 million of revenues in the first nine months of 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $1.301 billion, compared to $1.181 billion in the first nine months of 1995. EBITDA increased to $259 million from $218 million. Depreciation and amortization amounted to $14 million in 1996 and $11 million in 1995. Operating income increased to $245 million from $207 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains, as well as income related to the licensing of the television series Martin for domestic syndicated television exhibition.

     Cable. Revenues increased to $2.863 billion, compared to $2.107 billion in the first nine months of 1995. EBITDA increased to $1.134 billion from $900 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $685 million in 1996 and $550 million in 1995. Operating income increased to $449 million from $350 million. Revenues and operating results benefited from the contribution of the TWE-Advance/Newhouse Partnership and the consolidation of Paragon for a full nine-month period. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the TWE-Advance/Newhouse Partnership and Paragon effects noted above, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $368 million in the first nine months of 1996, compared to $423 million in the first nine months of 1995. Interest expense decreased to $356 million, compared to $440 million in the first nine months of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $12 million in the first nine months of 1996 compared to other income, net, of $17 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, offset in part by higher gains on the sale of certain unclustered cable systems recognized in connection with management's debt reduction program. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1996

Financial Condition

     TWE had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at September 30, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and
$6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $209 million at September 30, 1996, and December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.5 billion and $6 billion, respectively.

Debt Reduction Program

     In the first nine months of 1996, TWE closed certain previously-announced sales of unclustered cable television systems which raised approximately $150 million of proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six
Flags, TWE has now completed transactions that have raised approximately $1.3 billion for debt reduction.

Cash Flows

     In the first nine months of 1996, TWE's cash provided by operations amounted to $1.322 billion and reflected $1.740 billion of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $77 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $391 million of interest payments, $52 million of income taxes and $52 million of corporate expenses. Cash provided by operations of $1.194 billion in the first nine months of 1995 reflected $1.486 billion of business segment EBITDA and $256 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $442 million of interest payments, $59 million of income taxes and $47 million of corporate expenses.

     Cash used by investing activities was $864 million in the first nine months of 1996, compared to $82 million in the first nine months of 1995, principally as a result of a $581 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program and higher capital expenditures. Capital expenditures increased to $1.228 billion in the first nine months of 1996, compared to $983 million in the first nine months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

     Cash used by financing activities was $458 million in the first nine months of 1996, compared to $1.744 billion in the first nine months of 1995, principally as a result of a lower level of debt reduction realized in 1996 and an $820 million decrease in distributions paid to Time Warner, offset in part by a $206 million decrease in collections on the note receivable from U S WEST.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $936 million in the nine months ended
September 30, 1996, compared to $718 million in the nine months ended September 30, 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million and $375 million, respectively. Cable capital spending by TWE's Cable division is budgeted to be approximately $400 million for the remainder of 1996 and is expected to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.611 billion at September 30, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $190 million at September 30, 1996 and $175 million at December 31,
1995). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication and cable television exhibition beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

Foreign Currency Risk Management

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At September 30, 1996, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 30, 1996, Time Warner had contracts for the sale of $500 million and the purchase of $200 million of foreign currencies at fixed rates. Of Time Warner's $300 million net sale contract position, none of the foreign exchange purchase contracts and $103 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (22%), German marks (11%) and Canadian dollars (18%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at September 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign ex-change contracts are settled, generally at their respective maturity dates. For the nine months ended September 30, 1996 and 1995, TWE recognized $4 million in gains and $8 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at September 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at September 30, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at September 30, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                          September 30,   December 31,
                                              1996           1995
                                          ____________    ____________
                                                  (millions)
ASSETS
Current assets
Cash and equivalents. . . . . . . . .     $  209              $  209
Receivables, including $295 and $354
 due from Time Warner, less allowances
 of $366 and $365. . . . . . . . . .       1,542               1,635
Inventories. . . . . . . . . . . . .       1,200                 904
Prepaid expenses . . . . . . . . . .         142                 161
                                          ______             _______

Total current assets                       3,093               2,909

Noncurrent inventories. . . . . . . .      2,063               1,909
Loan receivable from Time Warner. . .        400                 400
Investments. . . . . .  . . . . . . .        296                 383
Property, plant and equipment, net. .      5,780               5,205
Cable television franchises   . . . .      3,101               3,360
Goodwill . .  . . . . . . . . . . . .      4,027               4,119
Other assets  . . . . . . . . . . . .        681                 620
                                          ______              ______

Total assets  . . . . . . . . . . . .    $19,441             $18,905
                                         =======             =======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable. . . . . . . . . . .   $    670             $   697
Participations and
 programming costs . . . . . . . . .       1,354               1,090
Debt due within one year . . . . . .           2                  47
Other current liabilities. . . . . .       1,571               1,380
                                          ______              ______

Total current liabilities. . . . . .       3,597               3,214

Long-term debt . . . . . . . . . . .       5,673               6,137
Other long-term liabilities, including
 $292 and $198 due to Time Warner . . .    1,120                 924
Minority interests . . . . . . . . . .       900                 726
Time Warner General Partners' Senior
 Capital . . . . . . . . . . . . . . .     1,513               1,426

Partners' capital
Contributed capital. . . . . . . . . .     7,537               7,522
Undistributed partnership earnings
 (deficit) . . . . . . . . . . . . . .      (899)               (875)
Note receivable from U S WEST. . . . .         -                (169)
Total partners' capital. . . . . . . .     6,638               6,478
                                         _______             _______
Total liabilities and partners'
 capital. . . . . . . . . . . .  . . .   $19,441             $18,905
                                         =======             =======
See accompanying notes.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                           Three Months       Nine Months
                                              Ended              Ended
                                           September 30,      September 30,
                                           _____________      _____________
                                          1996      1995     1996      1995
                                          ____      ____     ____      ____
                                                      (millions)

Revenues (a) . . . . . . . . . . . .    $2,718     $2,324   $7,811   $6,762
                                         _____      _____    _____    _____
Cost of revenues (a)(b). . . . . . .     1,855      1,589    5,250    4,640
Selling, general and adminis-
 trative (a)(b). . . . . . . . . . .       592        467    1,725    1,397
                                         _____      _____    _____    _____
Operating expenses . . . . . . . . .     2,447      2,056    6,975    6,037
                                         _____      _____    _____    _____
Business segment operating income. .       271        268      836      725
Interest and other, net (a). . . . .      (147)      (127)    (368)    (423)
Minority interest. . . . . . . . . .       (52)       (51)    (154)     (86)
Corporate services (a) . . . . . . .       (17)       (17)     (52)     (47)
                                         _____      _____    _____    _____
Income before income taxes . . . . .        55         73      262      169
Income taxes . . . . . . . . . . . .       (10)       (26)     (49)     (62)
                                         _____      _____    _____    _____
Income before extraordinary item . .        45         47      213      107
Extraordinary loss on retirement
 of debt. . . . . .  . . . . . . . .         -        (24)       -      (24)
                                        ______     ______    _____   ______
Net income . . . . . . . . . . . . .    $   45     $   23    $ 213   $   83
                                        ======     ======    =====   ======
__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and nine months ended September 30, 1996, respectively, and for the corresponding periods in the prior year:
revenues- $48 million and $147 million in 1996, $17 million and $75 million in 1995; cost of revenues- $(30) million and $(68) million in 1996, $(19) million and $(72) million in 1995; selling, general and administrative- $(24) million and $(33) million in 1996, $(22)
million and $(62) million in 1995; interest and other, net- $6 million and $22 million in 1996, $14 million and $20 million in 1995; and corporate services- $(17) million and $(52) million in 1996, $(17) million and $(47) million in 1995.

(b)  Includes depreciation and amortization
      expense of: . . . . . . . . .     $ 322      $ 260    $ 904    $ 761
                                        =====      =====    =====    =====

See accompanying notes.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                 Nine Months
                                              Ended September 30,
                                              ___________________
                                              1996           1995
                                              ____           ____
                                                   (millions)
OPERATIONS
Net income. . . . . . . . . . . . . . . . . .  $  213      $   83
Adjustments for noncash and nonoperating
 items:
Extraordinary loss on retirement of debt. . .       -          24
Depreciation and amortization . . . . . . . .     904         761
Changes in operating assets and
 liabilities. . . . . . . . . . . . . . . . .     205         326
                                               ______       ______

Cash provided by operations . . . . . . . . .   1,322       1,194
                                               ______       ______
INVESTING ACTIVITIES
Investments and acquisitions. . . . . . . . .     (86)       (130)
Capital expenditures. . . . . . . . . . . . .  (1,228)       (983)
Investment proceeds . . . . . . . . . . . . .     450       1,031
                                                _____       _____
Cash used by investing activities . . . . . .    (864)        (82)
                                                _____       _____
FINANCING ACTIVITIES
Borrowings. . . . . . . . . . . . . . . . . .     190       2,041
Debt repayment. . . . . . . . . . . . . . . .    (697)     (3,135)
Capital distributions . . . . . . . . . . . .    (162)       (982)
Collections on note receivable from
 U S WEST . . . . . . . . . . . . . . . . . .     169         375
Other . . . . . . . . . . . . . . . . . . . .      42         (43)
                                                _____       _____
Cash used by financing activities . . . . . .    (458)     (1,744)
                                                ______     _______

DECREASE IN CASH AND EQUIVALENTS. . . . . . .       -        (632)

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD. . . . . . . . . . . . . . . . . .     209       1,071
                                                  ___       _____
CASH AND EQUIVALENTS AT END
 OF PERIOD. . . . . . . . . . . . . . . . . .    $209      $  439
                                                 ====      ======

See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Each of the business interests within Entertainment, Cable Networks and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest,
(4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note
7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ( Time Warner") $14 billion acquisition of Warner Communications Inc. ( WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ( ATC") in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $115 million and $112 million for the three months ended September 30, 1996 and 1995, respectively, and $326 million and $344 million for the nine months ended September 30, 1996 and 1995, respectively.

     Subsidiaries of Time Warner are the general partners of TWE ("Time Warner General Partners"). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

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

     The consolidated financial statements reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and (iii) the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995. Certain reclassifications have been made to 1995 financial statements to conform to the 1996 presentation.

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

     The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets (Note 6), (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three and nine months ended September 30, 1995, respectively, revenues of $2.352 billion and $6.935 billion, depreciation and amortization of $265 million and $793 million, operating income of $265 million and $725 million and net income of $74 million and $151 million. No pro forma financial information has been presented for TWE for the three and nine months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

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

4.  INVENTORIES

    Inventories consist of:
                                  September 30, 1996      December 31, 1995
                                _____________________   ____________________
                                Current     Noncurrent  Current   Noncurrent
                                _______     __________  _______   __________
                                                   (millions)
Film costs:
 Released, less amortization . . $  501     $  448      $  529      $ 437
 Completed and not released. . .    312         72          74         22
 In process and other. . . . . .     34        541          11        396
 Library, less amortization. . .      -        677           -        717
Programming costs, less
 amortization. . . . . . . . . .    251        325         219        337
Merchandise. . . . . . . . . . .    102          -          71          -
                                  _____      _____        ____      _____
Total. . . . . . . . . . . . . . $1,200     $2,063       $ 904     $1,909
                                 ======     ======       =====     ======

5.   LONG-TERM DEBT

     Long-term debt consists of:
                                           September 30,       December 31,
                                               1996                 1995
                                           ____________        ____________
                                                     (millions)
Credit agreement, weighted average
 interest rates of 6.0% and 6.4% . . . . .  $1,335                 $2,185
Commercial paper, weighted average
 interest rates of 5.8% and 6.2% . . . . .     545                    157
Publicly held notes and debentures . . . .   3,781                  3,781
Other. . . . . . . . . . . . . . . . . . .      12                     14
                                            ______                 ______
Total. . . . . . . . . . . . . . . . . . .  $5,673                 $6,137
                                            ======                 ======

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

     An extraordinary loss of $24 million was recognized in 1995 in connection with the write-off of deferred financing costs related to TWE's former bank credit agreement that was terminated.

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:
                                                        Nine Months
                                                     Ended September 30,
                                                     ___________________
                                                     1996           1995
                                                     ____           ____
                                                         (millions)
Balance at beginning of year . . . . . . . .       $6,478         $6,233
Net income . . . . . . . . . . . . . . . . .          213             83
Capital contributions. . . . . . . . . . . .           15              -
Distributions. . . . . . . . . . . . . . . .         (161)          (371)
Allocation of income to Time Warner General
 Partners' Senior Capital. . . . . . . . . .          (87)          (101)
Collections on note receivable from
 U S WEST  . . . . . . . . . . . . . . . . .          169            375
Reacquisition of Time Warner Service
 Partnership Assets. . . . . . . . . . . . .            -            124
Other. . . . . . . . . . . . . . . . . . . .           11              8
                                                    _____           ____

Balance at September 30. . . . . . . . . . .       $6,638          6,351
                                                   ======          =====

     In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto (the Time Warner Service Partnership Assets"), in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the Time Warner General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the Time Warner General Partners ( TWSP Distributions"), which the General Partners were then required to contribute to the Time Warner Service Partnerships.

     TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on September 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

     During the nine months ended September 30, 1996, TWE accrued $153 million of tax-related distributions and $8 million of stock option distributions, based on closing prices of Time Warner common stock of $38.50 at September 30, 1996 and $37.875 at December 31, 1995. During the nine months ended September 30, 1995, TWE accrued $25 million of TWSP Distributions and $241 million of tax-related distributions, as well as $105 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the nine months ended September 30, 1996, TWE paid distributions to the Time Warner General Partners in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. In the nine months ended September 30, 1995, TWE paid the Time Warner General Partners distributions in the amount of $982 million, consisting of $575 million of tax-related distributions, $25 million of TWSP Distributions, $16 million of stock option related distributions and $366 million of distributions of TWE partnership income that had been allocated to the Time Warner General Partners' Senior Capital interest.

7.   SEGMENT INFORMATION

     TWE's businesses are conducted in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

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


                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,    September 30,
                                        _____________    _____________
                                       1996      1995     1996     1995
                                       ____      ____     ____     ____
                                                   (millions)
Revenues
Filmed Entertainment . . . . . . .   $1,443    $1,174   $3,929   $3,508
Six Flags Theme Parks. . . . . . .        -         -        -      227
Broadcasting - The WB Network. . .       23         7       56       13
Programming - HBO. . . . . . . . .      426       404    1,301    1,181
Cable. . . . . . . . . . . . . . .      955       826    2,863    2,107
Intersegment elimination . . . . .     (129)      (87)    (338)    (274)
                                      _____     _____    _____    _____
Total. . . . . . . . . . . . . . .   $2,718    $2,324   $7,811   $6,762
                                     ======    ======   ======   ======

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                       ______________    ______________
                                       1996      1995    1996     1995
                                       ____      ____    ____     ____
                                                   (millions)
Operating Income
Filmed Entertainment . . . . . . . . $   56    $   60   $ 205    $ 179
Six Flags Theme Parks. . . . . . . .      -         -       -       29
Broadcasting - The WB Network. . . .    (27)       (7)    (63)     (40)
Programming - HBO. . . . . . . . . .     86        70     245      207
Cable. . . . . . . . . . . . . . . .    156       145     449      350
                                     ______     _____   _____    _____

Total. . . . . . . . . . . . . . . . $  271     $ 268   $ 836    $ 725
                                     ======     =====   =====    =====

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,    September 30,
                                        _____________    _____________
                                       1996      1995   1996       1995
                                       ____      ____   ____       ____
                                                   (millions)
Depreciation of Property, Plant
 and Equipment
Filmed Entertainment . . . . . . . . $   51    $   27   $113     $  69
Six Flags Theme Parks. . . . . . . .      -         -      -        20
Broadcasting - The WB Network. . . .      -         -      -         -
Programming - HBO. . . . . . . . . .      5         3     14        11
Cable. . . . . . . . . . . . . . . .    151       118    451       317
                                     ______    ______   ____      ____

Total. . . . . . . . . . . . . . . .   $207     $ 148   $578      $417
                                     ======    ======   ====      ====

                                        Three Months      Nine Months
                                           Ended            Ended
                                        September 30,    September 30,
                                        _____________    _____________
                                        1996      1995   1996      1995
                                        ____     ____   ____       ____
                                                   (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment . . . . . . . . . $  32   $  31    $  92      $100
Six Flags Theme Parks. . . . . . . . .     -       -        -        11
Broadcasting - The WB Network. . . . .     -       -        -         -
Programming - HBO. . . . . . . . . . .     -       -        -         -
Cable. . . . . . . . . . . . . . . . .    83      81      234       233
                                         ___     ___      ___       ___
Total. . . . . . . . . . . . . . . . .  $115    $112     $326      $344
______________                          ====    ====     ====      ====
(1) Amortization includes amortization relating to the acquisition of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

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

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:

                                                        Nine Months
                                                    Ended September 30,
                                                    ___________________
                                                    1996           1995
                                                    ____           ____
                                                         (millions)
Interest expense . . . . . . . . . . . . . . . .    $356           $440
Cash payments made for interest. . . . . . . . .     391            442
Cash payments made for income taxes (net). . . .      52             59

                         TWE GENERAL PARTNERS
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. The financial position and results of operations of ATC, TWOI and WCCI (the other General Partners of TWE, as described in Note 1 to the accompanying consolidated financial statements) are principally derived from their investments in TWE, Time Warner Companies, Inc. ("Time Warner"), Turner Broadcasting System, Inc. ("TBS") and their revolving credit agreements with Time Warner. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     WCI had revenues of $900 million and net income of $41 million for the three months ended September 30, 1996, compared to revenues of $992 million, a loss of $16 million before an extraordinary loss on the retirement of debt, and a net loss of $23 million for the three months ended September 30, 1995. EBITDA increased to $133 million from $54 million. Depreciation and amortization, including amortization related to the purchase of WCI was $92 million in both 1996 and 1995. Operating income increased to $41 million in 1996 from an operating loss of $38 million in 1995. Operating results for 1995 included $85 million in losses relating to certain start-up businesses and joint ventures owned by WCI which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share (over 22%), WCI's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to the continuing effects from the current U.S. retail environment, including an increase in WCI's reserve for returns to provide for an anticipated higher level of returns, and the absence of revenues from certain start-up businesses which are no longer being operated by WCI. The increase in EBITDA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, and was offset in part by the decline in the recorded music business.

     WCI's equity in the pretax income of TWE was $26 million in the third quarter of 1996, compared to $34 million in the third quarter of 1995. TWE's operating results for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 reflect a decrease in investment-related income, which more than offset an overall increase in operating income generated by its business segments and interest savings in 1996 on lower average debt levels related to its debt reduction program.

     Interest and other, net was $17 million of expense for the three months ended September 30, 1996, compared to $33 million of income for the three months ended September 30, 1995. Interest expense decreased to $8 million from $11 million. There was other expense, net, of $9 million in the third quarter of 1996, compared to other income, net, of $44 million in 1995, principally because of a decrease in investment-related income that included losses from reductions in the carrying value of certain investments.

Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

     WCI had revenues of $2.759 billion and net income of $83 million for the nine months ended September 30, 1996, compared to revenues of $2.969 billion, income of $34 million before an extraordinary loss on the retirement of debt, and net income of $27 million for the nine months ended September 30, 1995. EBITDA increased to $427 million from $380 million. Depreciation and amortization, including amortization related to the purchase of WCI was $271 million in both 1996 and 1995. Operating income was $156 million in 1996 compared to $109 million in 1995. Operating results for 1995 included $85 million in losses relating to certain start-up businesses and joint ventures owned by WCI which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share (over 22%), WCI's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to (i) the effects from the current U.S. retail environment, including an increase in WCI's reserve for returns to provide for an anticipated higher level of returns (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by WCI. The increase in EBITDA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, and was offset in part by the decline in the recorded music business.

     WCI's equity in the pretax income of TWE was $125 million for the nine months ended September 30, 1996, compared to $80 million for the nine months ended September 30, 1995. TWE's operating results for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 reflect an overall increase in operating income generated by its business segments and interest savings in 1996 on lower average debt levels related to its debt reduction program, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership for a full nine month period.

     Interest and other, net was $45 million of expense for the first nine months of 1996 compared to $6 million of income for the first nine months of 1995. Interest expense decreased to $22 million from $80 million, primarily due to lower average debt levels associated with the recapitalization of WCI, which occurred on April 1, 1995. There was other expense, net, of $23 million for the first nine months of 1996, compared to other income, net, of $86 million for the first nine months of 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995, increased losses from reductions in the carrying value of certain investments and a reduction in interest income related to the resolution of a corporate tax matter in 1995.

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

FINANCIAL CONDITION AND LIQUIDITY

September 30, 1996

     WCI had $9.2 billion of equity at September 30, 1996, compared to $9.3 billion of equity at December 31, 1995. Cash and equivalents increased to $165 million at September 30, 1996, compared to $106 million at December 31, 1995. WCI had no long-term debt due to Time Warner at the end of either period.

     The total capitalization of ATC, TWOI and WCCI at September 30, 1996 consisted of equity capital of $2.3 billion, $655 million and $817 million, respectively, compared to $2.3 billion, $644 million and $803 million at December 31, 1995, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under each General Partner's revolving credit agreement with Time Warner, will continue to be sufficient to satisfy the General Partners' obligations with respect to their tax sharing agreements with Time Warner for the foreseeable future.

Cash Flows

     In the first nine months of 1996, WCI's cash provided by operations amounted to $473 million and reflected $427 million of EBITDA, $77 million of distributions from TWE and $116 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $14 million of interest payments and $133 million of income taxes ($60 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $619 million in the first nine months of 1995 reflected $380 million of EBITDA, and $467 million of distributions from TWE, less $71 million of interest payments, $152 million of income taxes ($47 million of which was paid to Time Warner under a tax sharing agreement) and $5 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Management believes that the operating cash flow of WCI is sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first nine months of 1996, the General Partners received in aggregate $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. During the first nine months of 1995, the General Partners received in aggregate $982 million, consisting of $366 million of TWE partnership income allocated to the General Partners' senior capital interest, $575 million of tax-related distributions, $25 million of Time Warner Service Partnership distributions and $16 million of stock option related distributions. Of such aggregate distributions in the first nine months of 1996 and 1995, WCI, ATC, TWOI and WCCI received $77 million and $467 million, respectively; $66 million and $400 million, respectively; $19 million and $115 million, respectively; and $23 million and $141 million, respectively.

Foreign Currency Risk Management

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its combined foreign currency exposures anticipated over the ensuing twelve month period, including those related to WCI. At September 30, 1996, Time Warner had effectively hedged approximately half of WCI's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. WCI is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 30, 1996, Time Warner had contracts for the sale of $500 million and the purchase of $200 million of foreign currencies at fixed rates. Of Time Warner's $300 million net sale contract position, $372 million of foreign exchange sale contracts and $190 million of foreign exchange purchase contracts related to WCI's exposure, primarily English pounds (35% of net contract position related to WCI), Canadian dollars (15%) and German marks (36%), compared to a net sale contract position of $232 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at September 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In the first nine months of 1996 and 1995, WCI had $11 million of net gains and $7 million of net losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to WCI's exposure at September 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at September 30, 1996 would result in approximately $19 million of unrealized losses and $10 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $19 million of unrealized gains and $10 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                          TWE GENERAL PARTNERS
                      CONSOLIDATED BALANCE SHEETS
                           September 30, 1996
                              (Unaudited)

                                       WCI       ATC     TWOI         WCCI
                                       ___       ___     ____         ____
                                                   (millions)
ASSETS
Current assets
Cash and equivalents . . . . . . .  $   165    $    -   $    -       $    -
Receivables, less allowances
 of $260 . . . . . . . . . . . . .      629         -        -            -
Inventories. . . . . . . . . . . .      181         -        -            -
Prepaid expenses . . . . . . . . .      596         -        -            -
                                      _____    ______    _____        _____
Total current assets . . . . . . .    1,571         -        -            -

Investments in and amounts due
 to and from TWE . . . . . . . . .    2,193     2,000      560          708
Investments in Time Warner Service
 Partnerships. . . . . . . . . . .      145       134       33           23
Investments in Time Warner . . . .       86        64       17           21
Other investments. . . . . . . . .    1,610       210       59           82

Music catalogues, contracts
 and copyrights. . . . . . . . . .    1,070         -        -            -
Goodwill . . . . . . . . . . . . .    3,755         -        -            -
Other assets, primarily property,
 plant and equipment . . . . . . .      522         -        -            -
                                     ______   _______      ___          ___
Total assets . . . . . . . . . . .  $10,952   $ 2,408    $ 669        $ 834
                                    =======   =======    =====        =====
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable . .    $ 889    $    -   $    -        $   -
Other current liabilities. . . . .      416         2        -            -
                                      _____    ______   ______        _____
Total current liabilities. . . . .    1,305         2        -            -

Long-term debt due to
 Time Warner . . . . . . . . . . .        -        17        -            -
Other amounts due to
 Time Warner . . . . . . . . . . .      184        49       14           17
Other liabilities. . . . . . . . .      251         1        -            -

Shareholders' equity
Common stock . . . . . . . . . . .        1         1         1           1
Paid-in capital. . . . . . . . . .   10,009     2,893       830       1,033
Unrealized gains on certain
 marketable securities . . . . . .      182         -         -           -
Retained earnings (accumulated
 deficit). . . . . . . . . . . . .      172        10        (8)         (9)
                                     ______     _____     _____      ______
                                     10,364     2,904       823       1,025

Due from Time Warner, net. . . . .     (662)     (229)      (72)        (89)
Reciprocal interest in Time
 Warner stock  . . . . . . . . . .     (490)     (336)      (96)       (119)
                                     ______     _____      ____        ____
Total shareholders' equity . . . .    9,212     2,339       655         817
                                     ______     _____      ____        ____
Total liabilities and shareholders'
 equity. . . . . . . . . . . . . .  $10,952    $2,408     $ 669       $ 834
                                    =======    ======     =====       =====


See accompanying notes.

                         TWE GENERAL PARTNERS
                     CONSOLIDATED BALANCE SHEETS
                          December 31, 1995

                                    WCI       ATC      TWOI       WCCI
                                    ___       ___      ____       ____
                                                (millions)
ASSETS
Current assets
Cash and equivalents. . . . . .    $  106    $   -     $   -     $   -
Receivables, less allowances
 of $308. . . . . . . . . . . .     1,162        -         -         -
Inventories . . . . . . . . . .       189        -         -         -
Prepaid expenses. . . . . . . .       519        -         -         -
                                    _____     ____     _____     _____
Total current assets. . . . . .     1,976        -         -         -

Investments in and amounts
 due to and from TWE. . . . . .     1,984    1,959       548       693
Investments in Time Warner
 Service Partnerships . . . . .       143      132        33        22
Investments in Time Warner. . .        86       65        17        21
Other investments . . . . . . .     1,526      212        60        84

Music catalogues, contracts
 and copyrights . . . . . . . .     1,140        -         -         -
Goodwill. . . . . . . . . . . .     3,849        -         -         -
Other assets, primarily property,
 plant and equipment. . . . . .       532        -         -         -
                                  _______   ______     _____     _____
Total assets. . . . . . . . . .   $11,236   $2,368     $ 658     $ 820
                                  =======   ======     =====     =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties
 payable. . . . . . . . . . . .   $   840   $    -     $   -     $   -
Other current liabilities . . .       642        2         -         -
                                  _______   ______    ______     _____
Total current liabilities . . .     1,482        2         -         -

Long-term debt due to
 Time Warner . . . . . . . . .          -       17         -         -
Other amounts due to
 Time Warner . . . . . . . . .        140       49        14        17
Other liabilities. . . . . . .        272        3         -         -

Shareholders' equity
Common stock . . . . . . . . .          1        1         1         1
Paid-in capital. . . . . . . .     10,009    2,893       830     1,034
Unrealized gains (losses) on
 certain marketable
 securities . . . . . . . . .         117       (1)        -         -
Retained earnings (accumulated
 deficit). . . . . . . . . .           84      (46)      (25)      (30)
                                   ______    _____       ___     _____
                                   10,211    2,847       806     1,005

Due from Time Warner, net . .        (379)    (214)      (66)      (83)
Reciprocal interest in
 Time Warner stock. . . . .          (490)    (336)      (96)     (119)
                                    _____    _____     _____     _____
Total shareholders'
 equity. . . . . . . . . .          9,342    2,297       644       803
                                    _____    _____     _____     _____
Total liabilities and
 shareholders' equity. . .        $11,236  $ 2,368     $ 658     $ 820
                                  =======  =======     =====     =====


See accompanying notes.

                         TWE GENERAL PARTNERS
                CONSOLIDATED STATEMENTS OF OPERATIONS
                Three Months Ended September 30, 1996
                             (Unaudited)

                                    WCI      ATC         TWOI       WCCI
                                    ___      ___         ____       ____
                                                 (millions)

Revenues (a) . . . . . . .         $900      $  -        $  -        $  -
                                   ____      ____        ____        ____
Cost of revenues (a)(b). .          677         -           -           -
Selling, general and
 administrative (a)(b) . .          182         -           -           -
                                   ____      ____        ____        ____
Operating expenses . . . .          859         -           -           -
                                   ____      ____        ____        ____
Business segment operating
 income. . . . . . . . . .           41         -           -           -
Equity in pretax income of
 TWE (a) . . . . . . . . .           26        23           6           8
Interest and other,
 net (a).  . . . . . . . .          (17)        7           2           2
                                    ____     ____        ____        ____
Income before income
  taxes . . . . . . . . . .          50        30           8          10
Income taxes (a) . . . . .           (9)      (14)         (4)         (6)
                                   ____      ____        ____        ____
Net income . . . . . . . .         $ 41      $ 16        $  4        $  4
                                   ====      ====        ====        ====
__________________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues . . . . . . . . .         $ 45      $  -        $   -       $  -
Cost of revenues . . . . . .        (15)        -            -          -
Selling, general and
 administrative. . . . . . .         12         -            -          -
Equity in pretax income
 of TWE  . . . . . . . . . .         (6)        -            -          -
Interest and other, net. . .          8         -            -          -
Income taxes . . . . . . . .          8       (10)          (3)        (5)

(b) Includes depreciation and
  amortization expense of:. .      $ 92      $  -         $  -       $  -
                                   ====      ====         ====       ====


See accompanying notes.

                         TWE GENERAL PARTNERS
                CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1995
                              (Unaudited)

                                    WCI        ATC        TWOI     WCCI
                                    ___        ___        ____     ____
                                                 (millions)

Revenues (a) . . . . . . . . .      $ 992      $   -      $   -    $   -
                                    _____      _____      _____    _____

Cost of revenues (a)(b). . . .        784          -          -        -
Selling, general and
 administrative (a)(b) . . . .        246          -          -        -
                                    _____      _____      _____    _____
Operating expenses . . . . . .      1,030          -          -        -
                                    _____      _____      _____    _____
Business segment operating
 loss. . . . . . . . . . . . .        (38)         -          -        -
Equity in pretax income
 of TWE (a) . . . . . . . .  .         34         30          9       10
Interest and other, net (a). .         33         30          9       11
                                    _____      _____      _____    _____
Income before income
 taxes . . . . . . . . . . . .         29         60         18       21
Income taxes (a) . . . . . . .        (45)       (31)        (9)     (10)
                                    _____      _____      _____    _____
Income (loss) before
 extraordinary item. . . . . .        (16)        29          9       11
Extraordinary loss on retirement
 of debt, net of $4, $4, $1 and
 $1 million income
 tax benefit . . . . . . . . .         (7)        (6)        (2)      (2)
                                    _____      _____      _____    _____
Net income (loss). . . . . . .      $ (23)     $  23      $   7    $   9
                                    =====      =====      =====    =====
_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues . . . . . . . . . . . .     $ 46     $    -      $   -    $   -
Cost of revenues . . . . . . . .      (17)         -          -        -
Selling, general and
 administrative. . . . . . . . .        7          -          -        -
Equity in pretax income of TWE .       (3)         -          -        -
Interest and other, net. . . . .       48          -          -        -
Income taxes . . . . . . . . . .      (13)       (21)        (6)      (6)

(b) Includes depreciation
 and amortization expense of:. .     $ 92      $   -      $   -    $   -
                                    =====      ======     =====    =====

See accompanying notes.

                         TWE GENERAL PARTNERS
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996
                              (Unaudited)

                                    WCI        ATC       TWOI      WCCI
                                    ___        ___       ____      ____
                                                 (millions)

Revenues (a) . . . . . . . . .      $2,759     $   -     $   -     $   -
                                    ______     _____     _____     _____

Cost of revenues (a)(b). . . .       2,028         -         -         -
Selling, general and
 administrative (a)(b). . . .          575         -         -         -
                                     _____     _____     _____     _____

Operating expenses  . . . . .        2,603         -         -         -
                                     _____     _____     _____     _____
Business segment
 operating income. . . . . .           156         -         -         -
Equity in pretax income
 of TWE (a) . . . . . . . .            125       107        30        38
Interest and other,
 net (a). . . . . . . . . .            (45)       17         5         6
                                      ____      ____      ____      ____
Income before income
 taxes . . . . . . . . . . .           236       124        35        44
Income taxes (a) . . . . . .          (153)      (66)      (19)      (24)
                                     _____     _____     _____     _____
Net income . . . . . . . . .         $  83     $  58     $  16     $  20
                                     =====     =====     =====     =====
_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues . . . . . . . . . .         $ 144     $   -     $   -     $   -
Cost of revenues . . . . . .           (42)        -         -         -
Selling, general and
 administrative. . . . . . .            36         -         -         -
Equity in pretax income
 of TWE . . . . . . . . . .            (13)        -         -         -
Interest and other,
 net . .  . . . . . . . . .             36         -         -         -
Income taxes  . . . . . . .            (60)      (46)      (13)      (17)

(b) Includes depreciation
 and amortization
 expense of: . . . . . . .           $ 271     $   -     $   -         -
                                     =====     =====     =====     =====

See accompanying notes.

                         TWE GENERAL PARTNERS
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1995
                              (Unaudited)

                                    WCI        ATC      TWOI      WCCI
                                    ___        ___      ____      ____
                                                (millions)

Revenues (a) . . . . . . . .        $2,969     $   -    $   -     $   -

Cost of revenues (a)(b). . .         2,128         -        -         -
Selling, general and
 administrative (a)(b) . . .           732         -        -         -
Operating expenses . . . . .         2,860         -        -         -
                                    ______     _____    _____     _____
Business segment operating
 income. . . . . . . . . . .           109         -        -         -
Equity in pretax income
 of TWE (a)  . . . . . . . .            80        69       20        24
Interest and other,
 net (a) . . . . . . . . . .             6       119       17        21
                                    ______     _____    _____     _____
Income before income taxes . .         195       188       37        45
Income taxes (a) . . . . . . .        (161)      (94)     (20)      (24)
                                    ______     _____    _____     _____

Income before extraordinary
 item . . . . . . . . . . . .           34        94       17        21
Extraordinary loss on
 retirement of debt,
 net of $4, $4, $1 and
 $1 million income
 tax benefit . . . . . . . . . .        (7)       (6)      (2)       (2)
                                    ______     _____    _____     _____
Net income . . . . . . . . . . .    $   27     $  88    $  15     $  19
                                    ======     =====    =====     =====
_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues . . . . . . . . . . . .      $133     $   -    $   -     $   -
Cost of revenues . . . . . . . .       (45)        -        -         -
Selling, general and
 administrative. . . . . . . . .        23         -        -         -
Equity in pretax income
 of TWE . . . . . . . . . .  . .        (9)        -        -         -
Interest and other, net. . . . .       (32)        -        -         -
Income taxes . . . . . . . . . .       (47)      (69)     (13)      (15)

(b) Includes depreciation
 and amortization
 expense of: . . . . . . . . . .      $271     $   -    $   -     $   -
                                     =====     =====    =====     =====

See accompanying notes.

                          TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996
                              (Unaudited)

                                    WCI        ATC      TWOI       WCCI
                                    ___        ___      ____       ____
                                                 (millions)
OPERATIONS
Net income. . . . . . . . . .       $ 83       $ 58     $ 16       $ 20
Adjustments for noncash
 and nonoperating items:
Depreciation and
 amortization . . . . . . . .        271          -        -          -
Excess of equity in pretax
 income of TWE over
 distributions. . . . . . . .        (48)       (41)     (11)       (15)
Equity in income of other
 investee companies, net of
 distributions. . . . . . . .        (21)         -        -          -
Changes in operating assets
 and liabilities. . . . . . .        188          2        2          2
                                   _____      _____    _____      _____

Cash provided by operations. .       473         19        7          7
                                   _____      _____    _____      _____
INVESTING ACTIVITIES
Investments and
 acquisitions . . . . . . . .        (45)         -        -          -
Capital expenditures. . . . .        (89)         -        -          -
Investment proceeds . . . . .          7          -        -          -
                                   _____      _____    _____      _____
Cash used by investing
 activities. . . . . . . . .        (127)         -        -          -
                                   _____      _____    _____      _____
FINANCING ACTIVITIES
Dividends. . . . . . . . . .          (4)        (4)      (1)        (1)
Increase in amounts due
 from Time Warner, net . . .        (283)       (15)      (6)        (6)
                                   _____      _____    _____      _____
Cash used by financing
 activities . . . . . . . .         (287)       (19)      (7)        (7)
                                   _____      _____    _____      _____

INCREASE IN CASH AND
 EQUIVALENTS. . . . . . . .           59          -        -          -

CASH AND EQUIVALENTS AT
 BEGINNING OF PERIOD. . . .          106          -        -          -
                                   _____      _____    _____      _____

CASH AND EQUIVALENTS AT
 END OF PERIOD. . . . . . .         $165      $   -    $   -      $   -
                                   =====      =====    =====      =====

See accompanying notes.

                             TWE GENERAL PARTNERS
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 1995
                                 (Unaudited)


                                    WCI        ATC      TWOI      WCCI
                                    ___        ___      ____      ____
                                                 (millions)
OPERATIONS
Net income . . . . . . . . .        $ 27       $ 88     $ 15       $ 19
Adjustments for noncash and
 nonoperating items:
Extraordinary loss on
 retirement of debt . . . . .          7          6        2          2
Depreciation and
 amortization. . . . . . . . .       271          -        -          -
Excess of distributions over
 equity in pretax income
 of TWE. . . . . . . . . . . .       387        331       95        117
Equity in income of other
 investee companies, net
 of distributions. . . . . . .       (71)       (82)      (5)        (7)
Changes in operating assets
 and liabilities . . . . . . .        (2)        10        1          1
                                   _____      _____     _____     _____

Cash provided by operations. .       619        353      108        132
                                   _____      _____     _____     _____
INVESTING ACTIVITIES
Investments and acquisitions . .    (210)       (10)      (3)        (4)
Capital expenditures . . . . . .     (89)         -        -          -
Investment proceeds. . . . . . .     100          -        -          -
                                   _____      _____    _____      _____
Cash used by investing
 activities. . . . . . . . . . .    (199)       (10)      (3)        (4)
                                   _____      _____    _____      _____
FINANCING ACTIVITIES
Borrowings . . . . . . . . . . .       9         48        7          9
Debt repayments. . . . . . . . .    (177)       (58)      (9)       (11)
Capital contributions. . . . . .     142          -        -          -
Dividends. . . . . . . . . . . .    (182)      (155)     (45)       (55)
Increase in amounts due
 from Time Warner, net . . . . .    (252)      (178)     (58)       (71)
                                   _____      _____    _____      _____
Cash used by financing
 activities. . . . . . . . . . .    (460)      (343)    (105)      (128)
                                   _____      _____    _____      _____
DECREASE IN CASH AND
 EQUIVALENTS . . . . . . . . . .     (40)         -        -          -

CASH AND EQUIVALENTS AT
 BEGINNING OF PERIOD. . . . . .      148          -        -          -
                                   _____      _____    _____      _____
CASH AND EQUIVALENTS AT
 END OF PERIOD. . . . . . . . .     $108      $   -     $  -      $   -
                                   =====      =====     =====     =====

See accompanying notes.

                         TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("Time Warner") contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Filmed Entertainment, Programming-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees", see Note 3). Nine of the thirteen original general partners have been merged or dissolved into the other four. Warner Communications Inc. ("WCI", a subsidiary of Time Warner), American Television and Communications Corporation ("ATC", a subsidiary of Time Warner), Warner Cable Communications Inc. ("WCCI", a consolidated subsidiary of WCI) and Time Warner Operations Inc. ("TWOI", formerly Time Warner Cable Inc., a subsidiary of Time Warner) are the four remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the nine former general partners. WCI, ATC, WCCI, TWOI and, where appropriate, the former general partners are referred to herein as the "General Partners".

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

     Effective January 1, 1996, WCI adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on WCI's financial statements.

2.  TWE

     The General Partners' investments in and amounts due to or from TWE at September 30, 1996 and December 31, 1995 are as follows (millions):

September 30, 1996                  WCI      ATC      TWOI      WCCI
                                    ___      ___      ____      ____

Investment in TWE. . . . . . . .    $2,250   $1,951   $ 546     $ 691
Stock option related
 distributions due from TWE. . .        58       49      14        17
Other liabilities due to TWE,
 principally related to
 home video distribution. . . .       (286)       -       -         -
Other receivables due
 from TWE . . . . . . . . . . .        171        -       -         -
                                     _____   ______   ______   ______

Total . . . . . . . . . . . . .     $2,193   $2,000   $  560   $  708
                                    ======   ======   ======   ======

December 31, 1995                   WCI      ATC      TWOI      WCCI
                                    ___      ___      ____      ____

Investment in TWE . . . . . .       $2,201   $1,909   $  534   $  675
Stock option related
 distributions due from TWE. .          58       50       14       18
Other liabilities due to TWE,
 principally related to
 home video distribution . . .        (351)       -        -        -
Other receivables due
 from TWE. . . . . . . . . . .          76        -        -        -
                                    ______   ______   ______   ______
Total. . . . . . . . . . . . .      $1,984   $1,959   $  548   $  693
                                    ======   ======   ======   ======

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.

                                     Three Months         Nine Months
                                        Ended                Ended
                                     September 30,        September 30,
                                     _____________        _____________
                                     1996     1995        1996     1995
                                     ____     ____        ____     ____
                                                 (millions)
Operating Statement Information
Revenues . . . . . . . . . .       $2,718     $2,324      $7,811  $6,762
Depreciation and
 amortization. . . . . . . .          322        260         904     761
Business segment operating
 income. . . . . . . . . . .          271        268         836     725
Interest and other, net. . .          147        127         368     423
Minority interest. . . . . .           52         51         154      86
Income before income taxes .           55         73         262     169
Income before extraordinary
 item . . . . . . . . . . . .          45         47         213     107
Net income . . . . . . . . . .         45         23         213      83

                                                            Nine Months
                                                               Ended
                                                            September 30,
                                                           _______________
                                                            1996     1995
                                                              (millions)
Cash Flow Information
Cash provided by operations. . . . . . . . . . . .        $1,322     $1,194
Capital expenditures . . . . . . . . . . . . . . .        (1,228)      (983)
Investments and acquisitions . . . . . . . . . . .           (86)      (130)
Investment proceeds. . . . . . . . . . . . . . . .           450      1,031
Borrowings . . . . . . . . . . . . . . . . . . . .           190      2,041
Debt repayments. . . . . . . . . . . . . . . . . .          (697)    (3,135)
Collections on note receivable from U S WEST . . .           169        375
Capital distributions. . . . . . . . . . . . . . .          (162)      (982)
Decrease in cash and equivalents . . . . . . . . .             -       (632)

                                                September 30,   December 31,
                                                    1996            1995
                                                ____________    ____________
                                                          (millions)
Balance Sheet Information
Cash and equivalents . . . . . . . . . . . .    $   209         $   209
Total current assets . . . . . . . . . . . .      3,093           2,909
Total assets . . . . . . . . . . . . . . . .     19,441          18,905
Total current liabilities. . . . . . . . . .      3,597           3,214
Long-term debt . . . . . . . . . . . . . . .      5,673           6,137
Minority interests . . . . . . . . . . . . .        900             726
General Partners' Senior Capital . . . . . .      1,513           1,426
Partners' capital. . . . . . . . . . . . . .      6,638           6,478

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1996 and December 31, 1995, the General Partners had recorded $121 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $38.50 and $37.875, respectively. Time Warner is paid when the options are exercised. The General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the General Partners on a current basis. During the first nine months ended September 30, 1996, the General Partners received distributions from TWE in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. During the first nine months ended September 30, 1995, the General Partners received distributions from TWE in the amount of $982 million, consisting of $366 million of TWE partnership income allocated to the General Partners' Senior Capital interest, $575 million of tax-related distributions, $25 million of Time Warner Service Partnership distributions and $16 million of stock option related distributions. Of such aggregate distributions in the first nine months of 1996 and 1995, WCI received $77 million and $467 million, respectively; ATC received $66 million and $400 million, respectively; TWOI received $19 million and $115 million, respectively; and WCCI received $23 million and $141 million, respectively.

     In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto (the "Time Warner Service Partnership Assets"), in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes by TWE based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the General Partners, which the General Partners were then required to contribute to the Time Warner Service Partnerships.

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

3.   GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at September 30, 1996, based on the relative fair value of the net assets each General Partner contributed to TWE (the "General
Partner Guarantees"). Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are generally no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

     The portion of TWE debt and accrued interest at September 30, 1996 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                Total Guaranteed by
                         Total Guaranteed by    Each General Partner
                         Each General Partner   and its Subsidiaries
                         ____________________   ____________________
                         %           Amount     %           Amount
                         _           ______     _           ______
                                 (dollars in millions)
       General Partner
       _______________

WCI. . . . . . . . .     33.19      $1,793      47.58        $2,570
ATC. . . . . . . . .     40.73       2,200      40.73         2,200
TWOI . . . . . . . .     11.69         632      11.69           632
WCCI, a subsidiary
 of WCI. . . . . . .     14.39         777      14.39           777
                         _____      ______

Total. . . . . . . .    100.00      $5,402        *              *
                        ======      ======
_______________
* Adds to more than 100% and $5.402 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.

4.     SHAREHOLDERS' EQUITY

  Changes in shareholders' equity for WCI are as follows:

                                                           Nine Months
                                                              Ended
                                                           September 30,
                                                           _____________
                                                           1996    1995
                                                           ____    ____
                                                             (millions)

Balance at beginning of year . . . . . . . . . . .       $9,342    $7,105
Net income . . . . . . . . . . . . . . . . . . . .           83        27
Increase in stock option distribution
 liability to Time Warner. . . . . . . . . . . . .           (4)      (50)
Capital contributions. . . . . . . . . . . . . . .            -     2,642
Dividends. . . . . . . . . . . . . . . . . . . . .            -      (174)
Transfers to Time Warner, net. . . . . . . . . . .         (283)     (252)
Unrealized gains of certain marketable
 equity investments. . . . . . . . . . . . . . . .           65        22
Other. . . . . . . . . . . . . . . . . . . . . . .            9         5
                                                         ______    ______
Balance at September 30. . . . . . . . . . . . . .       $9,212    $9,325
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

5.   1995 CLOSURES AND RESTRUCTURINGS

     In the third quarter of 1995, WCI recorded $85 million in losses relating to certain of its businesses and joint ventures that were restructured or closed. The losses were primarily related to Warner Music Enterprises, one of WCI's direct marketing efforts, and the write-off of its related direct mail order assets that were not recoverable due to the closure of this business.

6.   CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to businesses of the General Partners. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

7.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows (millions):

                                       WCI      ATC       TWOI       WCCI
                                       ___      ___       ____       ____
Nine Months Ended September 30, 1996
Interest expense . . . . . . . . . .   $ 22     $  1      $  -     $   -
Cash payments made for interest. . .     14        -         -         -
Cash payments made for income
 taxes, net . . . . . . . . . . . .     133       46        13        17
Tax-related distributions
 received from TWE. . . . . . . . .      73       62        18        22

                                       WCI      ATC       TWOI     WCCI
                                       ___      ___       ____     ____
Nine Months Ended September 30, 1995
Interest expense . . . . . . . . . .   $ 80     $  2      $  -     $   -
Cash payments made for interest. . .     71        -         -         -
Cash payments made for income
 taxes, net . . . . . . . . . . . .     152       69        13        15
Tax-related distributions
 received from TWE. . . . . . . . .     274      234        67        83

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     On October 8, 1996, the New York State Attorney General began an investigation by serving a subpoena duces tecum on Time Warner. In re New York State Attorney General's Investigation. The subpoena seeks information regarding whether Time Warner and Time Warner Cable may have violated Section 340 of the General Business Law of New York and/or Sections 1 and/or 2 of the Sherman Antitrust Act in making certain decisions regarding the carriage of video programming services on Time Warner's cable systems, including its decision to carry the MSNBC news service and not the Fox News Channel ("FNC").

     On October 9, 1996, an action was commenced in the United States District Court for the Eastern District of New York entitled Fox News Network, L.L.C. v. Time Warner Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc., and R.E. "Ted" Turner III. The plaintiff seeks to have Time Warner divest the TBS assets acquired alleging that the TBS Transaction is violative of Section 7 of the Clayton Act. The plaintiff also seeks damages flowing from alleged violations of
Section 1 of the Sherman Act, the Donnelly Act, New York State's antitrust statute, as well as alleged breach of contract and fraudulent misrepresentations regarding carriage of the FNC on defendants' cable television systems. In total, the plaintiff seeks $1.75 billion in damages. While the schedule of the proceedings remains the subject of dispute between the parties, trial is tentatively set to begin April 2, 1997.

     On October 7, 1996, a hearing was held to consider whether the consummation of the TBS Transaction constituted a "change in control" within the meaning of Time Warner Cable's franchise agreements with the City of New York (collectively, the "Franchise Agreements"). On October 9, 1996, the New York City Franchise Concession and Review Committee met to consider this issue, but took no action on the matter after the City advised that the matter required further consideration. Effecting a change in control within such meaning without the City's consent could give the City various rights, which could include the right to terminate the Franchise Agreements. Time Warner does not believe there has been such a change in control.

     On October 10, 1996, the holders of Time Warner's New York City cable franchises filed a complaint against the City of New York in the United States District Court for the Southern District of New York alleging that the City's announced plan to carry two commercial cable programs, Bloomberg Information Television ("BIT") and the FNC, over the City's municipal access channels is a violation of the Franchise Agreements, the 1984 Cable Act, the First Amendment, New York Public Service Law and certain other legal rights of such holders. In addition to seeking to enjoin the City's activity, the complaint seeks a declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements.

     On October 11, 1996, the judge in this action issued a temporary restraining order preventing the City from carrying either BIT or the FNC over its municipal access channels. After a hearing on October 28, 1996, the judge on November 6, 1996 granted the Time Warner plaintiffs a preliminary injunction that will continue to prevent the City from carrying these services on its municipal access channels until a trial on the matter is completed. The City has announced its intention to appeal the judge's decision. Thus far, all activity in this action has related to Time Warner's request for an injunction, and proceedings with respect to the declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements have not as yet commenced.

     Reference is made to the Federal lawsuit filed by TWE in November 1992 seeking to overturn major provisions of the 1992
Cable Act, described on page 36 of TWE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"). on August 30, 1996, the D.C. Circuit Court of Appeals rejected TWE's challenges to certain provisions of the 1984 and 1992 Cable Acts, held unripe the challenge to the program creation provision of Section 11(c) of the 1992 Cable Act, and consolidated the remaining challenges to Section 11(c) with Time Warner Entertainment Company, L.P. v. FCC. On October 29, 1996,
TWE and the other plaintiffs filed a Petition for Rehearing and Suggestion for Rehearing En Banc with the Court, asking the Court to reconsider its application of First Amendment law and specifically asking it to reconsider its holding that Section 15 of the 1992 Cable Act is constitutional. Amici filed a petition asking for rehearing on the Court's holding that Section 25 of the 1992 Cable Act is constitutional.

     Reference is made to the investigation commenced in 1993 by the Federal Trade Commission ("FTC"), described on page I-36 of TWE's Annual Report on Form 10-K for the year ended December 31, 1995. By letter dated October 21, 1996, the FTC informed Warner Elektra Atlantic Corporation that its investigation has been closed.

     Reference is made to the litigation entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., described on page 36 of the June 1996 Form 10-Q. On August 5, 1996, defendants jointly filed a Notice of Removal from the Circuit Court of Blount County, Tennessee, to the United States District Court for the Eastern District of Tennessee. On August 21, 1996, plaintiffs filed a Motion to Remand the case to the Circuit Court of Blount County, and on October 4, 1996, defendants jointly filed their Response in Opposition to the Motion to Remand.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)   Reports on Form 8-K.

     No Current Report on Form 8-K was filed by TWE during the quarter ended September 30, 1996.

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

                                 Time Warner Entertainment Company, L.P.
                                 By: Warner Communications Inc.,
                                      as General Partner


                                 By:/s/ Richard J. Bressler
                                    ____________________________
                                 Name:  Richard J. Bressler
                                 Title: Senior Vice President and
                                        Chief Financial Officer

                                 American Television and Communications
                                  Corporation
                                 Time Warner Operations Inc.
                                 Warner Cable Communications Inc.
                                 Warner Communications Inc.


                                 By:/s/ Richard J. Bressler
                                    ____________________________
                                 Name:  Richard J. Bressler
                                 Title: Senior Vice President and
                                        Chief Financial Officer


Dated:    November 14, 1996

                             EXHIBIT INDEX
                 Pursuant to Item 601 of Regulation S-K


Exhibit No.         Description of Exhibit

27                  Financial Data Schedule.