Form 10-K405
period 1996-12-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC; TIME WARNER OPERATIONS INC
filed 1997-03-25
CIK 893657, 5910, 104650, 893780, 914042

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                           REGISTRATION NO. 33-53742

                            ------------------------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                                  13-3666692

   (STATE OR OTHER JURISDICTION OF INCORPORATION                                            (I.R.S. EMPLOYER
          OR ORGANIZATION OF REGISTRANT)                                                 IDENTIFICATION NUMBER)

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION              DELAWARE                       13-2922502
TIME WARNER OPERATIONS INC.                                     DELAWARE                       13-3544870
WARNER CABLE COMMUNICATIONS INC.                                DELAWARE                       13-3134949
WARNER COMMUNICATIONS INC.                                      DELAWARE                       13-2696809
(EXACT NAME OF REGISTRANT                             (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER
AS SPECIFIED IN ITS CHARTER)                       OF INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)

                              75 ROCKEFELLER PLAZA
                            NEW YORK, NEW YORK 10019
                                 (212) 484-8000
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                                          --------------------------------------------------------

           7 1/4% Senior Debentures due 2008                              New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

________________________________________________________________________________

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.

                               ORGANIZATION CHART


         Included in the Form 10-K for Time Warner Entertainment Company, L.P.("TWE") is a chart illustrating TWE's organization, providing the following information:

         Time Warner Inc. owns 100% of the Time Warner General and Limited Partners.(1)

         Time Warner General and Limited Partners own 74.49% of TWE. TWE is also 25.51% owned by US West Limited Partner.(2)

         TWE owns 100% of Time Warner Cable, Cable Networks - HBO and Filmed Entertainment - Warner Bros., and 66-2/3 % of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 33-1/3%-owned by Advance/Newhouse.









         -----------------
         (1) Time Warner Inc. directly or indirectly owns 100% of the capital stock of the Time Warner General and Limited Partners.

         (2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interest senior and junior to the pro rata priority capital interests. (See Note 2 to TWE's consolidated statements.)

                                     PART I

ITEM 1.  BUSINESS

TWE

     Time Warner Entertainment Company, L.P. ('TWE') is engaged principally in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. The Time Warner Cable division of TWE also manages substantially all of the cable television systems owned by Time Warner Inc., a Delaware corporation ('Time Warner'), and the combined cable television operations are conducted under the name of Time Warner Cable.

     TWE was formed as a Delaware limited partnership in 1992 pursuant to an Agreement of Limited Partnership, dated as of October 29, 1991, as amended (the 'TWE Partnership Agreement'), and has, since its capitalization on June 30, 1992 (the 'TWE Capitalization'), owned and operated substantially all of the business of Warner Bros., Home Box Office and the cable television businesses, and certain other businesses, previously owned and operated by Time Warner. Upon the TWE Capitalization, certain wholly owned subsidiaries of Time Warner (the 'Time Warner General Partners') contributed such businesses, or assigned the net cash flow derived therefrom (or an amount equal to the net cash flow derived therefrom), to TWE and became general partners of TWE. Also upon the TWE Capitalization, wholly owned subsidiaries of ITOCHU Corporation, a corporation organized under the laws of Japan ('ITOCHU'), and Toshiba Corporation, a corporation organized under the laws of Japan ('Toshiba'), collectively contributed $1 billion to TWE and became limited partners of TWE.

     On September 15, 1993, TWE consummated the transactions contemplated by the Admission Agreement, dated as of May 16, 1993, as amended (the 'Admission Agreement'), between TWE and US WEST, Inc., a Colorado corporation ('US West'). Pursuant to the Admission Agreement, a wholly owned subsidiary of US West contributed to TWE $2.553 billion, and became a limited partner of TWE (the 'US West Transaction'). In connection with the US West Transaction, TWE issued an option to US West to increase its pro rata priority capital and residual equity partnership interests from 25.51% to up to 31.84%, depending on the performance of TWE's Cable division. Such option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price ranging from $1.25 billion to $1.8 billion, depending on the year of exercise. Either TWE or US West may elect that the exercise price for the option be paid with partnership interests rather than cash.

     The Admission Agreement provides that TWE will use its best efforts to upgrade a substantial portion of its cable systems to 'Full Service Network' capacity by the end of 1998. As systems are designated for such upgrade and after any required approvals are obtained, US West and TWE will share joint control of those systems through a 50-50 management committee. The Full Service Network business is expected to include substantially all of TWE's cable systems, subject to obtaining necessary regulatory consents and approvals. See also 'Description of Certain Provisions of the TWE Partnership Agreement' for additional information about the organization of TWE.

     Following the admission of US West into TWE, each of ITOCHU and Toshiba owned a 5.61% pro rata priority capital and residual equity interest in TWE and a 6.25% residual equity interest in TW Service Holding I, L.P. and TW Service Holding II, L.P. (the 'Time Warner Service Partnerships'). The Time Warner Service Partnerships owned certain assets related to the TWE businesses. On September 5, 1995, and October 2, 1995, ITOCHU and Toshiba, respectively, each exchanged its interest in TWE and the Time Warner Service Partnerships for, in the case of ITOCHU, a total of 8 million shares of two new series of convertible preferred stock ('Series G Preferred Stock' and 'Series H Preferred Stock') of Time Warner and, in the case of Toshiba, 7 million shares of a new series of convertible preferred stock of Time Warner ('Series I Preferred Stock') and $10 million in cash (the 'ITOCHU/Toshiba Transaction').

     As a result of the ITOCHU/Toshiba Transaction and the US West Transaction, subsidiaries of Time Warner and the Time Warner General Partners collectively own general and limited partnership interests in 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and

100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital') of TWE. The remaining 25.51% limited partnership interest in the Series A Capital and Residual Capital of TWE are held by a subsidiary of US West.

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') known as the TWE-A/N Partnership to which Advance/Newhouse and TWE contributed cable television systems (or interest therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-A/N Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest.

     On October 10, 1996, Time Warner completed the acquisition of Turner Broadcasting System, Inc. ('TBS'), thereby acquiring the remaining approximately 80% interest in TBS that Time Warner did not already own (the 'TBS Transaction'). TBS is not a part of TWE; however, as a result of the acquisition of TBS, certain portions of TBS's filmed entertainment businesses are managed by the Warner Bros. division of TWE. As a result of the TBS Transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name and the old parent company, which changed its name to Time Warner Companies, Inc. ('TWCI'), and TBS became separate, wholly owned subsidiaries of the new parent company. The assets of TWCI consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE.

THE TIME WARNER GENERAL PARTNERS

     At the time of the TWE Capitalization, thirteen direct or indirect wholly owned subsidiaries of Time Warner contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Warner Bros., Home Box Office and cable television businesses to TWE for general partnership interests. During late 1993 through 1994, nine of the thirteen original general partners were merged or dissolved into the other four. Warner Communications Inc. ('WCI,' a subsidiary of Time Warner), American Television and Communications Corporation ('ATC,' a subsidiary of Time Warner), Warner Cable Communications Inc. ('WCCI,' a consolidated subsidiary of WCI) and Time Warner Operations Inc. ('TWOI,' formerly Time Warner Cable Inc., a subsidiary of Time Warner) are the four remaining general partners of TWE at December 31, 1996. They have succeeded to the general partnership interests of the nine former general partners.

     The principal assets of the Time Warner General Partners currently include, in addition to their interests in TWE: WCI's ownership of substantially all of the Warner Music Group ('WMG'), which produces and distributes recorded music and owns and administers music copyrights; WCI's 50% interests in each of DC Comics, a New York general partnership which is 50% owned by TWE ('DC Comics'), and Cinamerica Theatres, L.P.; WCI's 37.25% interest in Time Warner Entertainment Japan Inc., a corporation organized under the laws of Japan ('TWE Japan'); certain securities of TBS which in the aggregate represent an equity interest of approximately 10.6% in TBS; 18,086,342 shares of the common stock of Hasbro, Inc., which may be used to satisfy either the obligations of (i) TWCI under its zero coupon exchangeable notes due 2012 or (ii) a Time Warner subsidiary under its mandatorily redeemable preferred securities redeemable in 1997; and shares of common stock of TWCI which represent an equity interest of approximately 8.6% in TWCI. TWE does not have any ownership interest in the businesses or assets of the Time Warner General Partners.

     For financial information about TWE's industry segments and TWE's and WCI's operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1996, see Note 11, 'Segment Information,' to the consolidated financial statements of TWE and Note 10, 'Geographical Information,' to the consolidated financial statements of the Time Warner General Partners beginning at pages F-30 and F-72, respectively, herein.

                                 ENTERTAINMENT

     TWE's Entertainment businesses produce and distribute theatrical motion pictures, animation, television series and films and other programming through an expanding variety of media and markets, operate a televison network, license rights to TWE's characters and operate theme parks and retail stores featuring consumer products based on TWE's characters and brands.

                              FILMED ENTERTAINMENT

     TWE's filmed entertainment business includes the production, financing and distribution of feature motion pictures for theatrical release, television series and mini-series, made-for-television movies, first-run syndication and cable programming and animated programming for theatrical and television exhibition, the ownership and operation of The WB national television broadcast network and the distribution of recorded video product for the home video market. The filmed entertainment business is principally conducted by the Warner Bros. divisions of TWE. Warner Bros. is also, among other things, engaged in product licensing and merchandising, the ownership and operation of retail stores, movie theaters and worldwide theme parks (including management of TWE's 49% interest in Six Flags theme parks).

WARNER BROS. FEATURE FILMS

     Warner Bros. produces feature films both wholly on its own and under financing arrangements with independent motion picture producers in which Warner Bros. is generally the principal source of financing for such films. Warner Bros. also acquires for distribution completed films produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time. The terms of Warner Bros.' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

     Feature films are licensed to exhibitors under contracts that provide for the length of the engagement, rental fees, which may be either a percentage of box office receipts, with or without a guarantee of a fixed minimum, or a flat sum, and other relevant terms. The number of feature films that a particular theater exhibits depends upon its policy of program changes, the competitive conditions in its area and the quality and appeal of the feature films available to it. Warner Bros. competes with all other distributors for playing time in theaters.

     Warner Bros. has entered into distribution servicing agreements with Morgan Creek Productions Inc. and its affiliates ('Morgan Creek'), pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures through June 1998, and certain foreign distribution services for selected pictures. In 1996, Warner Bros. released, among others, 'Diabolique,' starring Sharon Stone and Kathy Bates, under this arrangement. Among the releases anticipated for 1997 is 'Incognito,' starring Jason Patrick and Rod Steiger.

     An affiliate of Warner Bros. is a party to an agreement with Monarchy Enterprises C.V. and its affiliate, Regency Entertainment U.S.A. (collectively 'Monarchy/Regency'), for the distribution of major motion pictures. Arnon Milchan produces the pictures for Monarchy/Regency with funding provided primarily by Monarchy/Regency. The Warner Bros. affiliate makes a distribution advance (which it has the right to recoup, together with its distribution fee and distribution expenses) equal to a portion of the production costs for the film. Warner Bros. has acquired all distribution rights in the U.S. and Canada, and substantially all international theatrical and home video rights to these motion pictures. The 1996 Monarchy/Regency releases included 'Bogus,' 'Carpool,' 'Sunchaser' and 'Heat,' which opened in December 1995 but had significant revenue during 1996. Among the Monarchy/Regency productions to be distributed by Warner Bros. in 1997 is 'L.A. Confidential' with Kevin Spacey and Kim Basinger. The Monarchy/Regency agreement will expire in 1998 unless extended or renewed.

     In addition, an affiliate of Warner Bros. from time to time enters into single picture co-financing agreements with Monarchy/Regency pursuant to which Warner Bros. acquires all distribution rights in the U.S.

and Canada and substantially all international theatrical and home video rights. Warner Bros. and Monarchy/Regency are each responsible for approximately 50% of production costs. Warner Bros. advances marketing and distribution costs and receives a distribution fee in connection with the exploitation of the films. Co-financed pictures released in 1996 included 'Tin Cup' and 'A Time to Kill;' co-financed pictures to be released in 1997 include 'Murder at 1600' and 'Free Willy III.'

     During 1996, Warner Bros. released 29 motion pictures for theatrical exhibition, of which 16 were produced by others. The following motion pictures released in 1996 produced substantial domestic gross theatrical receipts:
'Twister,' 'A Time to Kill,' 'Eraser' and 'Space Jam.' During 1996, 60% of film rentals from Warner Bros. theatrical distribution were generated in the United States and Canada and 40% in international territories.

     During 1997, Warner Bros. expects to release domestically approximately 30 motion pictures, of which 12 are expected to be produced by others. In addition to those previously mentioned, motion pictures to be released in 1997 include:
'Batman and Robin,' starring George Clooney, Arnold Schwarzenegger and Uma Thurman; 'Contact,' starring Jodie Foster, Matthew McConaughey and James Woods; 'Conspiracy Theory,' starring Mel Gibson and Julia Roberts; and 'Father's Day,' starring Robin Williams and Billy Crystal.

TELEVISION

     Warner Bros., through its various divisions, is the leading supplier of television programming in the world. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, animation programs and reality-based entertainment shows, and also distributes television programming for exhibition on all national networks, syndicated domestic television, cable syndication and in a growing array of international television distribution outlets. Including the product owned by TBS, the distribution library managed by Warner Bros. has grown to more than 6,000 feature films, 28,500 television titles, 10,000 animated titles plus 1,500 classic animated shorts. Warner Bros. acts as distributor of the material owned by subsidiaries of TBS.

     Warner Bros.' television programming is produced by Warner Bros. Television, which produces dramatic and comedy programming, and Telepictures Productions, which specializes in reality-based and talk/variety series, and also by Witt-Thomas-Harris Productions, an independent company which has an exclusive, long-term feature film and television production and distribution agreement with Warner Bros.

     During the 1996 season, Warner Bros. Television successfully launched several new network primetime series, including 'The Jamie Foxx Show' and 'Suddenly Susan,' starring Brooke Shields. Returning network primetime series include, among others, the top-rated series 'ER' and 'Friends' (both in their third season); 'Murphy Brown' (in its ninth season); 'Family Matters' (in its eighth season); 'Step by Step' (in its sixth season); 'Living Single' and 'Lois & Clark: The New Adventures of Superman' (each in its fourth season); 'The Parent 'Hood' and 'The Wayans Bros.' (each in its third season) and 'The Drew Carey Show' (in its second season).

     In addition, Telepictures Productions launched in 1996 the new syndicated daytime television hit, 'The Rosie O'Donnell Show.' Telepictures also produces for syndicated television such popular series as 'Jenny Jones' (in its sixth season) and 'EXTRA' (in its third season).

     Warner Bros. Television Animation ('WBTA') is responsible for the creation, development and production of contemporary animation, as well as for the creative use and production of classic animated characters from Warner Bros.' extensive libraries, including 'Looney Tunes.' Following the completion of the TBS Transaction, the Hanna-Barbera, MGM and Ruby-Spears animation libraries became managed by WBTA. Animation programming is important to TWE as a foundation for various product merchandising and marketing revenue streams as well as being a cost-effective source of initial and on-going programming for various distribution outlets, including those owned by TWE's subsidiaries and divisions (including Kids' WB!).

     WBTA continues to be a leading supplier of original children's animation programming with such programs as 'Steven Spielberg Presents Animaniacs,' 'Pinky & The Brain,' 'Tiny Toon Adventures,' 'Taz-Mania,' 'Batman' and 'Superman.'

     The rapid expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased the distribution opportunities for already-produced feature films and television programming of all varieties from the Warner Bros. and Turner Entertainment libraries. A typical sale of a new program series produced by or for Warner Bros. Television to a major domestic network grants that network an option to carry such program series for four years, after which time Warner Bros. Television can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

     Television programs currently in off-network syndication include, among others, 'Murphy Brown,' 'Full House,' 'Martin,' 'The Fresh Prince of Bel Air' and 'Family Matters.' During 1996, the top-rated series 'ER' was sold to Turner Network Television for syndication commencing in 1998; 'Friends' was sold for syndication commencing in 1998 to stations covering over 85% of the country, and 'The Dukes of Hazzard,' which ceased original production in 1985, became a hit all over again on The Nashville Network. This renewed popularity has, in turn, spawned a resurgence of popular interest in 'The Dukes of Hazzard' and generated a two-hour network television movie.

     International television distribution opportunities expanded during 1996 as a result of the increased privatization of terrestrial broadcast in European markets and the introduction of new technologies and platforms around the world. Internationally, Warner Bros. licenses more than 35,000 hours of television programming and feature films originally produced for United States distribution. This product is dubbed or subtitled in more than 40 languages and seen in more than 175 countries. In 1996, Warner Bros. completed five-year multi-faceted distribution agreements with Taurus in Germany and Canal Plus in France.

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.5 billion at December 31, 1996, compared to $1.056 billion at December 31, 1995, (including amounts relating to the licensing of product to TWE's cable television networks of $189 million as of December 31, 1996 and $175 million as of December 31, 1995, respectively). The backlog excludes advertising barter contracts.

HOME VIDEO

     Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes and laser optical videodiscs containing film product of Warner Bros., Home Box Office, WarnerVision Entertainment and TBS. WHV also distributes (or services the distribution of) other companies' product for which it has acquired home video distribution or servicing rights.

     During 1996, WHV released five titles in the North American rental market with sales exceeding 450,000 units each: 'Executive Decision,' 'Eraser,' 'A Time to Kill,' 'Goldeneye' and 'Birdcage.' Internationally, the following titles generated substantial home video revenue in 1996: 'Goldeneye,' 'Under Siege 2:
Dark Territory,' 'Free Willy 2: The Adventure Home,' 'Assassins,' 'Batman Forever' and 'The Bridges of Madison County.' Additionally, the Warner Bros. Family Entertainment label was expanded through affordably-priced North American video releases which generated combined videocassette sales in excess of 8 million units. Also, WHV released for home sale in North America 'Twister,' 'Ace Ventura 2: When Nature Calls' and, under the MGM/UA family entertainment label, 'All Dogs Go to Heaven 2,' which generated combined sales of more than 18 million units.

     WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international markets, WHV's product is distributed through licensees. Videocassette and laser optical videodisc product is generally manufactured under contract with independent duplicators and replicators. During 1996, approximately 63% of WHV's revenues were generated in North America and approximately 37% in other territories.

     In December 1995, a consortium of nine major consumer electronics manufacturers and TWE announced agreement on a standard for a high density digital optical disc technology, named the 'digital versatile disc' or 'DVD,' that is capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided disc. The DVD technology offers picture quality significantly superior to existing home video technology as well as premium features such as multiple language soundtracks. WHV, along with several other studios will release a limited number of software titles in the DVD format commencing in spring 1997 in the United States. DVD product will be manufactured by Warner Advanced Media Operations, a Warner Music Group company, and third parties.

CONSUMER PRODUCTS AND WARNER BROS. STUDIO STORES

     Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters owned by DC Comics. During 1996, Warner Bros. Consumer Products launched a major program in conjunction with the theatrical release of the motion picture 'Space Jam.'

     In 1996, Warner Bros. Studio Stores continued its expansion with the opening of 16 outlets in the United States and eight in major international cities in Europe and the Asia Pacific region. Of the total of 161 stores as of the end of 1996, 149 are wholly owned and 12 are operated outside the United States by franchisees. Approximately 25 stores are planned to be opened in 1997, of which 18 will be operated by franchisees.

THEATERS

     Warner Bros. International Theatres, through joint ventures, operates 57 multiplex cinema complexes with 464 screens in seven foreign countries, including 17 complexes in the United Kingdom, four in Germany, 22 in Australia, eight in Japan, two in Denmark, three in Portugal and one in Spain. Warner Bros. will expand into two new countries through joint ventures during the remainder of 1997, Taiwan and Italy, and plans to open one new multiplex cinema each in Portugal and Spain, two in Germany, three in Italy, six in Japan and six in Australia.

                           THE WB TELEVISION NETWORK

     The WB Television Network was launched by Warner Bros. in 1995, the year of the repeal of the Financial Interest and Syndication Rules ('fin-syn') which had prohibited networks from owning a financial interest in or participating in the syndication of shows broadcast by that network. As of January 1997, the end of the network's second year, The WB reaches approximately 84% of total U.S. households through its 98 affiliates and its coverage on Tribune Broadcasting's WGN superstation.

     During the 1996/97 broadcast season, The WB's primetime programming schedule was expanded to a third night, broadcasting on Sunday, Monday and Wednesday nights. A fourth night of prime time programming is currently scheduled to be added in the first quarter of 1998, and it is currently planned that an additional night of programming will be added each year thereafter. The network's philosophy is to offer family-oriented programming in family viewing hours (7 p.m.-9 p.m. on Sunday and 8 p.m.-9 p.m. on Monday and Wednesday). Kids' WB! carries eight half-hour animated series on Saturday mornings and two half-hour weekday morning strips. In September 1997 Kids' WB! will expand to a total of 19 hours of programming per week with the addition of a two-hour weekday afternoon programming block.

     In 1996 The WB announced plans to distribute a satellite-delivered program service for smaller markets in partnership with local broadcasters (The WeB), creating WB affiliates on local cable systems.

     Tribune Broadcasting owns an 11.125% interest in The WB, has recently exercised an option to acquire an additional 8.375% interest and has another option exercisable over the next year that could increase Tribune Broadcasting's ownership to 22.25% of the network. Key employees of The WB hold an 11% interest in the network.

                           OTHER ENTERTAINMENT ASSETS

WARNER BROS. THEME PARKS

     Through joint ventures with local partners, Warner Bros. has developed theme parks in select international locations which feature Warner Bros.' movie, cartoon and superhero characters. In the summer of 1996, Warner Bros. Movie World, a new regional theme park and studio complex, was opened in the Rhine/Ruhr area of Germany. The park complex is modeled after Warner Bros. Movie World in Australia which owns and operates a 400-acre movie-related theme park (including a movie studio) and water park complex near Brisbane, Australia, as well as Sea World of Australia.

SIX FLAGS THEME PARKS

     TWE has a 49% indirect ownership interest in Six Flags Theme Parks Inc. ('Six Flags'). Six Flags operates 12 theme parks in eight locations making it the second largest operator of theme parks in the United States and the leading operator of a national system of regional theme parks. Six Flags' theme parks include eight major ride-based theme parks, three separate-gated water parks and one wildlife safari park. Each of the theme parks is located in or near a major metropolitan area. All of the theme parks operated by Six Flags are owned by Six Flags, except for Six Flags Over Texas, which is managed by Six Flags pursuant to a partnership agreement which is scheduled to expire at the end of 1997, Six Flags Over Georgia, which is managed by Six Flags pursuant to a recently renegotiated partnership agreement which extends through 2026, and Six Flags Fiesta Texas which is managed by Six Flags pursuant to a lease arrangement and which Six Flags has the option to purchase.

DC COMICS

     TWE and WCI each owns a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are 'Superman,' 'Batman,' 'Wonder Woman' and 'The Sandman,' as well as story collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing, books for juvenile and adult markets and foreign publishing. Trademarks in DC Comics' principal characters have been registered in the United States Patent and Trademark Office and in certain foreign countries.

                           REGULATION AND LEGISLATION

     On February 8, 1996, President Clinton signed into law a comprehensive reform of the nation's communications laws, entitled the Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act'), which substantially revises the Communications Act of 1934, as amended. The new law contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'). The effective date for any Federal Communications Commission ('FCC') rule regarding the manufacture of such sets may not occur before March 8, 1998 and may occur at a later date if, after consultation with the manufacturing industry, the FCC determines that more time is needed. Second, the 1996 Telecommunications Act gave the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violent, sexually explicit or other indecent content and to agree voluntarily to transmit signals containing such ratings. Principal representatives from both industries have agreed upon a system of parental guidelines, which is now being implemented on a voluntary basis by broadcast stations and networks, program producers, as well as cable systems and networks. The 1996 Telecommunications Act authorizes the FCC to prescribe guidelines of its own, in consultation with an advisory committee, if the industry guidelines are not acceptable to the FCC. The FCC has sought public comment on whether the voluntary industry guidelines comply with the requirements of the 1996 Telecommunications Act.

     The 1996 Telecommunications Act eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35% of U.S. television households. As required by the 1996 Telecommunications Act, the FCC has revised its dual network rule to allow a TV station to affiliate with an entity maintaining two or more networks, unless certain limited circumstances pertain. The FCC has also amended its rules to permit common ownership or control of a broadcast network and cable systems.

     The FCC rules currently prohibit an entity from having an attributable interest in two local TV stations with overlapping specified signal contours. In an ongoing rulemaking proceeding, the FCC has proposed to relax this rule in certain circumstances and sought comment on a possible waiver mechanism. In another rulemaking, the FCC has sought comment on possible changes to its attribution rules, which define the type of interests in television stations that are recognizable for purposes of its ownership rules. Under one such proposal, certain currently nonattributable debt or passive equity interests would become attributable if held in conjunction with certain other interests in or relationships with the TV licensee, such as the provision of programming. Such a proposal, if adopted, could adversely affect the WB's efforts to add new television stations as affiliates.

     Effective on August 30, 1996, the FCC eliminated a regulation limiting the number of hours of network (including off-network) programs which television stations affiliated with the networks and located in the top 50 markets could broadcast during the four-hour primetime period.

     Warner Bros. cannot at this time predict the effect on its television businesses of the passage of the 1996 Telecommunications Act and the changes, or proposed changes, to the FCC rules discussed above.

                                  COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs are highly competitive businesses, as each competes with the other, as well as with other forms of entertainment and leisure time activities (including video games and on-line services, including the Internet). Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks, basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. The increased number of theatrical films released in the U.S. has resulted in increased competition for theater space and audience attention. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. The television network industry is extremely competitive as networks seek to attract audience share and television stations for affiliation and to obtain advertising revenue and distribution rights to television programming. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities, such as pay-per-view. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining new theater sites and attracting patrons, including competition from a number of motion picture exhibition delivery systems, such as pay television and home video systems. Competition within the theme park industry exists on a regional rather than a national basis. Principal competitive factors within the theme park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park, ease of access to the park from major metropolitan areas, the atmosphere and cleanliness of a park, and the quality of its food and entertainment.

                             CABLE NETWORKS -- HBO

     TWE's Cable Networks business consists of the domestic and international HBO and Cinemax pay television programming services, operated by the Home Box Office division of TWE ('Home Box Office'). HBO is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 32.4 million subscribers as of December 31, 1996. TWE also has a partial interest in certain other domestic and international programming networks.

                                    GENERAL

     Through Home Box Office, TWE distributes HBO, the leading pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality documentaries. In addition, HBO offers exclusive sporting and special entertainment events (such as concerts and comedy shows), and feature motion pictures and television series produced specifically by or for HBO.

     Each of the pay cable networks distributes its programming via cable and other distribution technologies, including satellite distribution. The pay television programming services generally enter into separate multi-year agreements, known as affiliation agreements, with operators of cable television systems and direct-to-home satellite ('DTH') distribution companies in the United States that have agreed to carry such networks. In the United States, cable operators elect to carry networks and services on an individual, and not packaged, basis. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified.

     The programming produced for HBO and Cinemax is generally transmitted via C-band or Ku-band communications satellites from an uplinking terminus and received on receivers located at local operations centers for each affiliated cable company, or on home satellite dish receivers. Individual dish owners wishing to receive programming from one of the satellite distribution companies must purchase a consumer decoder from a local source and arrange for its activation.

     The pay-TV services, being commercial free, generate their revenue principally from receipt of monthly per subscriber fees for each of the services carried, paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) who have contracted to receive and distribute such networks, which are generally charged on a per subscriber basis. Individual subscribers to HBO and Cinemax are then generally billed monthly by their local cable company or DTH packager for each service purchased and are free to cancel a service at any time.

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large multiple system cable operators has increased. As of December 31, 1996, the largest single multiple system cable operator with which Home Box Office does business is Tele-Communications, Inc. ('TCI'), which accounted for approximately 20% of HBO's and Cinemax's combined subscribers. As of December 31, 1996, Time Warner Cable (see 'Cable') accounted for an additional 15% of HBO's and Cinemax's combined subscribers. Home Box Office attempts to assure continuity in its relationships with affiliates and has entered into multi-year contracts with affiliates, whenever possible. Although Home Box Office believes the prospects of continued carriage and marketing of its programming services by the larger affiliates are good, the loss of one or more of them as distributors of any individual service could have a material adverse effect on its business.

PROGRAMMING

     A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored feature motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, HBO and Cinemax subscriber levels and the films' box office performances.

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has entered into agreements with DreamWorks SKG, Sony Pictures Entertainment, Inc. ('Sony Pictures'), Paramount Pictures Corporation ('Paramount') and Twentieth Century Fox Film Corporation ('Fox') pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount, Sony Pictures and Walt Disney Pictures for older, library films. Home Box Office's exclusive distribution agreement with Paramount, the parent company of which also owns the Showtime Network, expires as to new theatrical releases on December 31, 1997 and is not expected to be renewed.

     HBO has also increasingly defined itself by the exhibition of sporting events, such as boxing matches and Wimbledon, contemporary and sometimes controversial, pay television premiere movies, dramatic and comedy specials, television series, and documentaries that are produced by HBO or for initial exhibition on HBO. Examples of such shows include 'The Larry Sanders Show,' now in its fifth season, 'Dennis Miller Live,' in its fourth season and 'Real Sports with Bryant Gumbel,' in its third season.

OTHER INTERESTS

     Time Warner Sports, a division of Home Box Office, operates TVKO and TVKO Entertainment, entities that distribute pay-per-view prize fights and other pay-per-view programming.

     In 1996, Home Box Office's own production company, HBO Independent Productions, produced the series 'Martin,' now in its fifth season on the Fox network, and 'Everybody Loves Raymond' under a 'first look' production agreement with CBS. Divisions of Home Box Office also produce comedy programming for HBO, Comedy Central, broadcast networks and syndication. Home Box Office owns a 50% interest in Citadel Entertainment, L.P., which produces motion pictures and other programs for broadcast, basic cable and pay television networks, including HBO. Home Box Office is also co-owner of a U.K. television production company and a separate joint venture for the foreign distribution of programming produced by that production company.

     When it controls the rights, Home Box Office also distributes theatrical films and made-for-pay television programming to other cable television or pay-per-view services, and distributes original programming into domestic syndication and foreign television.

INTERNATIONAL

     HBO Ole, a 37.6%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. HBO Brasil, another partnership in which TWE has an interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, an English-language, movie-based pay television service which, together with Cinemax, is currently distributed to various countries in Southeast Asia.

     In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic and Poland. TWE also has a 6.6% interest in TV-1000, a pay television service operating in Scandinavia, a 20.5% interest in PulsTV, a general interest regional television broadcaster serving the Berlin and Brandenberg areas of Germany, as well as a 26.5% interest in Hamburg 1, also a regional broadcaster in Germany.

     n-tv, a German language news network currently reaching 40 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite, is 24.27%-owned by the Home Box Office division of TWE. n-tv relies principally on advertising revenues and receives no compensation for its signal from cable systems.

                         BASIC CABLE NETWORK INTERESTS

     TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in 42 million homes at year-end 1996.

     TWE and the TWE-A/N Partnership, as of December 31, 1996 held an interest of approximately 58% in E! Entertainment Television, a Los Angeles-based basic cable channel specializing in promoting the entertainment industry and serving approximately 43 million subscribers as of year-end 1996. In December 1996, the other owners of E! triggered contractual buy-sell provisions, pursuant to which TWE expects to sell its interest in E! in March 1997.

     TWE holds a 33 1/3% interest in Court TV. Court TV, launched in 1991, is a 24-hour cable network covering actual courtroom trials from around the United States and abroad with approximately 28 million subscribers at year-end 1996. During prime time, Court TV features live analyses of the day's coverage and other programming exploring aspects of the legal system.

                           REGULATION AND LEGISLATION

     In April 1993, the FCC released regulations designed to implement provisions of the 1992 Cable Act, which generally prohibits vertically integrated programmers, which currently include the program services owned by Home Box Office, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Although the HBO and Cinemax services are currently provided to subscribers by means of a number of different technologies including cable, MMDS and DTH, the 1992 Cable Act and the FCC's implementing regulations could have a material adverse effect on their businesses. See 'Cable Systems Regulation and Legislation.'

     The 1996 Telecommunications Act contains provisions concerning manufacturer insertion of a 'V-chip' into television sets and industry implementation of a ratings system for violent, sexually explicit and indecent programming. (See 'Filmed Entertainment -- Regulation and Legislation.') TWE cannot predict at this time the effect of this legislation on its cable network business.

                                  COMPETITION

     Home Box Office's businesses face strong competition. Each of the programming services compete with other cable television programming services for distribution on the limited number of channels available on cable operating systems. The networks also compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services and on-line activities. In addition, the pay-TV services face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

     Home Box Office's production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

                                     CABLE

     TWE's Cable business consists principally of interests in cable television systems that are operated under the name Time Warner Cable. Of the approximately
12.3 million subscribers managed by Time Warner Cable, approximately 2.3 million are in systems owned by TWI Cable Inc., a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10 million are in systems owned by TWE, including approximately 4.5 million subscribers in a joint venture between TWE and Advance/Newhouse known as the

TWE-A/N Partnership. Time Warner Cable generally manages all such systems and receives a fee from Time Warner for management of the systems owned by TWI Cable.

                            CABLE TELEVISION SYSTEMS

GENERAL

     Time Warner Cable is the second-largest multiple system cable operator in the United States. As of January 1, 1997, Time Warner Cable's 12.3 million cable subscribers were geographically concentrated in 34 groupings of more than 100,000 subscribers each. This includes the approximately 2.3 million subscribers in the cable television systems formerly owned by Summit
Communications Group, Inc., KBLCOM Incorporated and Cablevision Industries Corporation, which were acquired by Time Warner in 1995 and early 1996 (the 'TWI Cable Systems'), and the approximately 4.5 million subscribers in the TWE-A/N Partnership, in which TWE owns a 66 2/3% interest and is paid a fee to manage. More than 55% of Time Warner Cable's aggregate subscribers are located in five states: Florida, New York, North Carolina, Ohio and Texas.

     Through a network of coaxial and fiber-optic cable, TWE's cable television system subscribers generally receive more than 50 channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WTBS or WGN), advertiser-supported video programming (such as ESPN and CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In most systems, Time Warner Cable also offers movies and other events on a pay-per-view basis, as well as audio and other entertainment services.

     Pursuant to the Admission Agreement under which US West became a limited partner of TWE, TWE has agreed to use its best efforts to complete upgrades to a substantial portion of its cable systems to Full Service Network capability by the end of 1998. Time Warner Cable expects that by the end of 1997, more than half of its systems will be upgraded. Such upgrades include the broad deployment of fiber and electronics. As systems are designated for such upgrade and after any required approvals are obtained, US West and TWE share joint control over the direction of those systems through a 50-50 management committee.

     Time Warner Cable has also agreed with the FCC under the Social Contract described below to invest a total of $4 billion in capital costs over a five-year period ending December 31, 2000. The agreement with the FCC covers all Time Warner Cable systems, including those owned by TWI Cable and the TWE-A/N Partnership.

     Time Warner Cable intends to use a portion of the band-width in its upgraded systems to support its on-line service for home personal computers, called Road Runner. Road Runner, developed in partnership with Time Inc., delivers Internet access and proprietary local, national and international content through the cable network to customers' home computers. During 1996, the service was launched commercially in Time Warner Cable's Akron/Canton, Ohio and TWE-A/N's Binghamton, NY systems. In early 1997 it was launched in the TWE-A/N San Diego system. A number of other launches are planned for 1997.

     The number of cable subscribers managed by Time Warner Cable has grown primarily as a result of the acquisition of the TWI Cable Systems, the formation of the TWE-A/N Partnership, increases in the number of subscribers to its cable television systems and the development of geographically-clustered systems through the exchange or purchase of cable television systems. Any future growth in subscribers is expected to come from the exchange of certain of Time Warner Cable's unclustered cable television systems for geographically strategic systems, increased penetration of existing homes passed (through rebuilds and the introduction of new services), population growth and extensions of existing systems. (See also, 'Business -- TWE.')

     Most of the TWE's cable television revenue is derived from monthly fees paid by subscribers for cable video programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on TWE's cable television systems. In addition, pay-per-view service is offered in most cable television systems, which allows subscribers to choose to view specific movies and events, such as concerts and sporting events, and to pay on a per-event basis.

     TWE also owns a 31.3% equity interest in Primestar, a satellite distribution company offering packages of programming services to customers owning DTH receiving dishes. Time Warner Satellite Services generally has the non-exclusive right to distribute Primestar to customers in Time Warner Cable's service areas (including TWI Cable and the TWE-A/N Partnership) and also in certain adjacent areas. Time Warner Satellite Services currently has more than 500,000 Primestar customers.

PROGRAMMING

     Time Warner Cable provides video programming to its subscribers pursuant to multi-year contracts with program suppliers who generally are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material adverse effect on Time Warner Cable's operations.

SERVICE AND PROGRAMMING CHARGES

     Subscribers to TWE's cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee.
Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to TWE's cable television system.

     Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

     Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

INTERNATIONAL

     TWE has a 53.75% interest in a joint venture established to invest in, and further develop, cable television systems and programming in Hungary. TWE also owns a 13% indirect interest in Sky Network Television, an over-the-air subscription service in New Zealand. In France, TWE owns 100% of Cite Reseau and 49.88% of Rhone Vision Cable both established to acquire new franchises, build and operate cable systems in France. In China, TWE owns 75% of the Beijing-Time Warner Cable Television Engineering Company and, in Japan has acquired a 15.44% interest in two cable television companies, Titus Communications and Chofu Cable Television.

                           REGULATION AND LEGISLATION

     The cable television industry is regulated by the FCC, some states and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

     Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements;
(vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

     Rate Regulation. Under the 1992 Cable Act, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation required the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and non-basic services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of nonbasic tier rates is scheduled to terminate on March 31, 1999. Regulation of both basic and nonbasic tier cable rates also ceases for any cable system subject to 'effective competition.' The 1996 Telecommunications Act expands the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DTH.

     The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required.

     On November 30, 1995, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt 'social contracts' as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by December 31, 2000. Court appeals filed by the city of Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract are pending. The appeals contend, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. These parties also filed a petition with the FCC for reconsideration of the Social Contract, which is currently pending.

     A purported nationwide class action has been brought in a federal court in New York alleging that any charges imposed by Time Warner Cable for additional outlet connections violate the 1992 Cable Act and the FCC's rate regulation rules to the extent those charges exceed Time Warner Cable's costs. Time Warner Cable has opposed this claim.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WTBS and WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999. The mandatory carriage rule is presently under review by the United States Supreme Court.

     Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or 'black out' such programming from other television stations which are carried by the cable system.

     Public and Leased Access Channels. The 1984 Cable Act permits local franchising authorities to require operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ('LECs') from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate 'open video systems' without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in New York City and in other areas where Time Warner Cable operates cable systems.

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and multichannel MDS ('MMDS') facilities or satellite master antenna television ('SMATV') systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing 'effective competition' from the MMDS and SMATV cross-ownership restrictions.

     Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator.

     Other FCC Regulations and FTC Consent Decree. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility, franchise transfers; franchise fees; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards, home wiring and limitations on advertising contained in nonbroadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which could result in substantial increases in payments by cable operators to utilities for pole attachment rights when services other than cable services are delivered by cable systems.

     Under the terms of a Consent Decree entered into with the Federal Trade Commission in connection with the consummation of the TBS Transaction, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with Time Warner.

     Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

     State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

     The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

     The 1996 Telecommunications Act provides that local franchising authorities may not condition the grant or renewal of a cable franchise on the provision of telecommunications service or facilities (other than institutional networks) and clarifies that the calculation of franchise fees is to be based solely on revenues derived from the provision of cable services, not revenues derived from telecommunications services.

     Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. The 1992 Cable Act makes several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal.

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1997, 800 franchises serving approximately 3,600,000 subscribers expire during the period ending December 31, 1999. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

     In October 1996, the New York City Franchise Concession and Review Committee (the 'Committee') met to consider whether the consummation of the TBS Transaction constituted a 'change in control' within the meaning of Time Warner Cable's New York City franchise agreements. The Committee took no action on this matter at the meeting and has not considered the matter since then. The TBS Transaction was consummated on October 10, 1996. Effecting a change in control within the meaning of such franchise agreements without the City's consent could give the City various rights, which could include the right to terminate the franchise agreements. Time Warner Cable does not believe there has been such a change in control. For further information regarding this matter and a related legal proceeding, see Item 3 -- 'Legal Proceedings.'

     The foregoing does not describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or Time Warner Cable can be predicted at this time.

                                  COMPETITION

     Cable television systems face strong competition for viewer attention from a wide variety of established providers and new entrants, including broadcast television, DTH, MMDS, SMATV systems and telephone companies. Cable television systems also compete with these and other media for advertising dollars.

     DTH. The FCC has awarded conditional permits to several companies for orbital slots from which high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. As of the end of 1996, satellite-delivered DTH services including Echostar, DirecTV, USSB and Primestar, a medium-powered DTH service partially owned by TWE, were reported to be serving approximately five million subscribers. In addition, News Corp. is scheduled to launch a DTH service later in 1997, and recently announced a plan to merge that service with Echostar's. If consummated, the combined venture would have greater satellite transponder, and hence channel, capacity than other DTH services. News Corp. has also announced that unlike other DTH services, the new venture will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ('TVROs'), either directly from the programmers or through third-party packagers.

     MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing over one million subscribers nationwide as of September 1996. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

     Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. No such municipally-owned systems are presently in operation in Time Warner Cable franchise areas, although several municipalities have indicated an interest in doing so.

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS,

SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate 'open video systems' without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an 'open video system' must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules.

     Other Competition. Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

                                   TELEPHONY

     Time Warner Cable's wireline telephony operations are conducted through the Time Warner Communications division of TWE, which has wholly or partially owned competitive local exchange carrier ('LEC') businesses targeting business customers in 18 cities. Time Warner Communications has an advanced network management center in Denver to monitor and manage operations of its networks. These operations generally provide fiber optic connections between large businesses and their long distance telephone providers, between multiple business locations of a large business, and between long distance telephone company locations. In addition, switched services are being introduced. Revenues to date have been insignificant.

     Residential telephone service is being provided over Time Warner Cable's system in the Rochester, NY area. Time Warner Cable has announced that it has suspended any further roll out of the residential telephone business until the various rulemakings required to be made by the FCC under the 1996 Telecommunications Act are final and the Company is able to assess whether the resulting economic framework will allow a profitable entry into this business.

       DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

     The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

MANAGEMENT AND OPERATIONS OF TWE

     Partners. Upon the capitalization of TWE in June 1992, certain subsidiaries of Time Warner became the general partners (the 'Class B Partners' or the 'Time Warner General Partners') of TWE and subsidiaries of ITOCHU and Toshiba became limited partners of TWE (the 'Class A Partners'). US West was admitted as a Class A Partner in September 1993. In 1995, Time Warner acquired the limited partnership interests of ITOCHU and Toshiba. Consequently, the limited partnership interests in TWE are held by the Class A Partners consisting of US West and wholly owned subsidiaries of Time Warner and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of Time Warner.

     Board of Representatives. Subject to certain authority of the Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by subsidiaries of Time Warner (the 'Time Warner Representatives') and representatives appointed by US West (the 'US West Representatives').

     The Time Warner Representatives control all Board decisions except for certain matters including (i) the merger or consolidation of TWE; (ii) the sale or other disposition of assets of TWE generating in excess of 10%
of the consolidated revenues of TWE during the previous fiscal year or representing in excess of 10% of the fair market value of the total assets of TWE (in each case, other than in connection with certain joint ventures and 'cable asset swaps' as to which the thresholds are greater); (iii) any acquisition by TWE, other than in the ordinary course of business, if the consideration paid by TWE in connection with such acquisition would exceed the greater of (1) $750 million and (2) 10% of the consolidated revenues of TWE for the most recently ended fiscal year of TWE; (iv) the engagement by TWE in any business other than the businesses then being conducted by TWE, as they may evolve from time to time and any business related to such businesses (provided that TWE may not engage in the manufacturing, sale or servicing of hardware, other than as may be incidental to TWE's businesses); (v) the incurrence by TWE of indebtedness for money borrowed if, after giving effect to such incurrence, the ratio of total indebtedness for money borrowed to cash flow would exceed the greater of (x) 5.00 to 1.00 and (y) .5 over the analogous ratio in the TWE credit agreement as in effect from time to time; (vi) cash distributions other than as provided in the TWE Partnership Agreement; (vii) the dissolution or voluntary bankruptcy of TWE; and (viii) any amendment to the TWE Partnership Agreement, which matters also require the approval of the US West Representatives.

     The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the US West Representatives. However, see 'Full Service Network Management Committee,' below.

     Full Service Network Management Committee. In connection with the admission of US West as a limited partner of TWE, the Board established the Full Service Network business, which, subject to obtaining necessary franchise and other approvals, is comprised of the businesses and operations of the cable television systems of TWE and TWE-A/N that have been from time to time designated to become a part thereof. Subject to obtaining such approvals relating to the designated systems, the business and affairs of the Full Service Network business will be governed by a Full Service Network Management Committee (the 'Management Committee'). The Management Committee is comprised of six voting members, three designated by US West and three designated by TWE. If US West at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a 'change in control' of US West occurs, US West's right to designate any members of the Management Committee will terminate. The Full Service Network business is managed on a day-to-day basis by the officers of Time Warner Cable. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Full Service Network business, including, among other things, the sale, pledge or encumbrance of assets of the Full Service Network business, the acquisition of cable assets, the making of commitments or expenditures relating to the Full Service Network business, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

     Non-Voting Representatives and Committee Members. Each of ITOCHU and Toshiba has the right to designate non-voting members to the Board of Representatives and the Management Committee. In addition, Advance/Newhouse has the right to designate a non-voting member to the Management Committee.

     Day-to-Day Operations. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's three principal partnership divisions is managed on a day-to-day basis by the officers of such division. Upon the TWE Capitalization, the officers of Time Warner also became officers of TWE and the officers of the Time Warner General Partners became the officers of the corresponding partnership divisions and the subdivisions thereof.

CERTAIN COVENANTS

     Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE -- cable, cable programming and filmed entertainment (including the ownership and operation of theme parks) -- as such businesses may evolve, subject to certain agreed upon exceptions (including TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) US West from conducting cable and certain regional programming businesses in the 14-state region in which it provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. ITOCHU and Toshiba continue to be bound by and benefit from the non-compete provisions but only as they relate to Japan.

     Transactions with Affiliates. Subject to agreed upon exceptions for existing arrangements, TWE will not enter into any transaction with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

     Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Class A Partners), the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

     In addition to the foregoing, US West will have the right to exercise an additional demand registration right (in which the other Class A Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

     At the request of any Time Warner General Partner, TWE will effect a public offering of the partnership interests of the Time Warner General Partners or reconstitute TWE as a corporation and register the shares held by the Time Warner General Partners. In any such case, the Class A Partners will have standard 'piggy-back' registration rights.

     Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments to compensate the partners for the effects of converting their partnership interests into capital stock.

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

     Change in Control Put. Upon the occurrence of a change in control of Time Warner, at the request of any Class A Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of Time Warner shall be deemed to have occurred:

     (x) whenever, in any three-year period, a majority of the members of the Board of Directors of Time Warner elected during such three-year period shall have been so elected against the recommendation of the management of Time Warner or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of Time Warner in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation

14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

     (y) whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions), or otherwise beneficially owns voting securities of Time Warner that represent in excess of 50% of the voting power of all outstanding voting securities of Time Warner generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of Time Warner within 30 days after the date of such acquisition or public announcement.

     Assignment of Put Rights, etc. TWE, with the consent of such assignee, may assign to Time Warner, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by a Class A Partner and the right to receive the partnership interests in payment therefor.

     With respect to any of the put rights of the Class A Partners, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to Time Warner, by Time Warner). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

RESTRICTIONS ON TRANSFER BY TIME WARNER GENERAL PARTNERS

     Time Warner General Partners. Any Time Warner General Partner is permitted to dispose of any partnership interest (and any Time Warner General Partner and any parent of any Time Warner General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) Time Warner would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the later of December 31, 1997 and the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by Time Warner, and (iii) a subsidiary of Time Warner would be a managing general partner of TWE.

     No other dispositions are permitted, except that Time Warner may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which Time Warner must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

     Approximately 20% of TWE's revenues are derived from export sales, which are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its results of operations in the future or its ability to remit dollars from abroad. See Note 1 'Organization and Summary of Significant Accounting Policies -- Foreign Currency' and Note 10 'Financial Instruments -- Foreign Exchange Risk Management' to the consolidated financial statements of TWE set forth at page F-16 and at page F-30, respectively, herein.

                                   EMPLOYEES

     At December 31, 1996, TWE employed a total of approximately 30,300 persons.

                 BUSINESSES OF THE TIME WARNER GENERAL PARTNERS

     WCI, under the umbrella name Warner Music Group, conducts substantially all of Time Warner's vertically integrated worldwide recorded music business and worldwide music publishing business. The remaining General Partners do not conduct operations independent of their ownership interests in TWE and certain other investments.

                                     MUSIC

     In the United States and around the world, WCI, through its wholly owned Warner Music Group division ('WMG'), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

     WMG also operates Warner/Chappell, a music publishing business with offices around the world, is a partner in music video channels in Germany and the Far East, and is a joint venture partner of music and video clubs in North America.

RECORDED MUSIC

     In the United States, WMG's recorded music business is principally conducted through WMG's Warner Bros. Records, Inc., Atlantic Recording Corporation and Elektra Entertainment Group and their affiliated labels, as well as through the WEA Inc. companies. The WEA Inc. companies include WEA
Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and, commencing in 1997, digital versatile discs (DVDs), both for WMG's record labels as well as for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), a so-called 'independent' distribution company specializing in alternative rock music with a focus on new artists and smaller retailers.

     These activities are conducted in more than 70 countries outside the United States by Warner Music International and its subsidiaries, affiliates and non-affiliated licensees. In 1996, more than 58% of WMG's recorded music revenues came from outside the United States.

DOMESTIC

     WMG's record labels in the United States -- Warner Bros., Atlantic and Elektra -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, reggae, folk, blues, gospel and Christian music. Artists generally receive royalties based upon a percentage of the suggested retail or wholesale price of their recordings and music videos, and most receive non-returnable advance payments against such royalties.

     WMG is a vertically-integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. At the same time these activities take place, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video television programmers. Label personnel may also help organize a tour that will further promote a new album.

     In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright. Rhino Records, in which WMG owns a 50% equity interest, specializes in compilations and re-issues of previously released music.

     WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by WMG or by both parties. Included among these arrangements are the labels Maverick, Rhino, Sub Pop and Qwest. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb and Scotti Brothers to manufacture and distribute recordings that are marketed under the owner's proprietary label. Through a joint venture, WMG and Sony Music Entertainment operate The Columbia House Company, the leading direct marketer of CDs, audio and videocassettes in the United States and Canada.

     Among the artists whose albums resulted in significant sales for WMG record companies during 1996 were Tracy Chapman, Hootie & the Blowfish, Madonna, Metallica, Alanis Morissette, LeAnn Rimes, and Keith Sweat, as well as the Space Jam soundtrack.

INTERNATIONAL

     Operating in more than 70 countries around the world, Warner Music International ('WMI') engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. In most cases, WMI also markets and distributes the recordings of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its recordings.

     WMI operates a plant in Germany that manufactures CDs, laser discs and vinyl records for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs. WMI operates a video company that coordinates the international release of music and non-music video titles.

     During 1996, WMI strengthened its operations with the establishment of Warner Music Colombia; PT Warner Music Indonesia, a joint venture with PT Hema Giatama Records; the creation of Continental East West in Brazil, and the buyout of a joint venture partner in the London-based label PWL International.

     Among the artists whose albums resulted in significant sales for WMI in 1996 were Phil Collins, Enya, Madonna, Luis Miguel, Alanis Morissette, Simply Red and R.E.M.

MUSIC PUBLISHING

     WMG's music publishing companies own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs, and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers, including Phil Collins, Comden & Green, George and Ira Gershwin, Michael Jackson, Leiber & Stoller, Madonna and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd., Samuel Goldwyn Productions, Aaron Spelling Productions and New World.

     Warner/Chappell's printed music division markets publications throughout the world containing the works of such artists as Alabama, The Grateful Dead, Led Zeppelin, Madonna, Bob Seger and many others. Warner/Chappell also owns CPP/Belwin, one of the world's largest publishers of printed music.

     The principal source of revenues to Warner/Chappell are license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

COMPETITION

     The recorded music business is highly competitive. The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail outlets for music over the past several years led to the closing of many such stores during 1996, which has further increased competition among recorded music companies for sales of music-related product. Competition also intensified during 1996 as a result of the start-up of a number of new labels and the continuing growth in the number of albums released by independent record labels. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy, parallel imports and the home taping of music and may in the future be affected by consumers' ability to download quality sound reproductions from the Internet. In addition, the recorded music business also meets with competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

                                     OTHER

DC COMICS AND MAD MAGAZINE

     TWE and WCI each owns a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are 'Superman,' 'Batman,' 'Wonder Woman' and 'The Sandman,' as well as story collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing, books for juvenile and adult markets and foreign publishing. Trademarks in DC Comics' principal characters have been registered in the United States Patent and Trademark Office and in certain foreign countries.

     WCI owns 100% of E.C. Publications, Inc., the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published nine times a year and also in periodic special editions.

CINAMERICA THEATRES, L.P.

     WCI owns a 50% interest in Cinamerica Theatres, L.P., an unconsolidated joint venture with Viacom Inc. which owns and operates two theatre circuits:
Mann Theatres and Festival Cinemas. The joint venture operates approximately 400 screens in 67 theatres, principally located in California and Colorado.

TURNER BROADCASTING SYSTEM, INC.

     In October 1996, Time Warner consummated the acquisition of TBS by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The Time Warner General Partners collectively own a 10.6% economic interest in TBS. TBS is a diversified information and entertainment company. Through its subsidiaries, TBS owns and operates four domestic entertainment networks: WTBS (commonly known as TBS Superstation), Turner Network Television
(TNT), Cartoon Network and Turner Classic Movies (TCM); four international entertainment networks: TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, and TNT & Cartoon Network Asia; and five news networks Cable News Network (CNN), Headline News, Cable News Network International
(CNNI), CNN Financial Network (CNNfn) and the recently launched sports news network, CNN/SI. TBS produces and distributes entertainment and news programming worldwide, and also has operations in motion picture, animation and television production, home video, television syndication, licensing and merchandising.

TWE JAPAN

     WCI owns a 37.25% interest in, US West owns a 12.75% interest in, and each of Toshiba and ITOCHU owns a 25% interest in, Time Warner Entertainment Japan Inc. ('TWE Japan'). TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

AMERICAN LAWYER MEDIA

     WCI owns a 90% interest in American Lawyer Media, L.P. ('ALM'). Time Warner has announced its intention to sell substantially all of the assets of ALM. ALM operates a chain of metropolitan and regional legal and business newspapers and also publishes THE AMERICAN LAWYER, a national monthly magazine with a subscription-only readership among lawyers across the United States and owns and operates COUNSEL CONNECT ('CC'), an on-line service connecting lawyers in law firms and corporate legal departments worldwide. ALM also provides certain services to Courtroom Television Network ('Court TV'). See 'Cable Networks -- Basic Cable Interests.'

HASBRO

     WCI owns approximately 14% of the outstanding common stock of Hasbro, Inc., one of the world's largest toy companies. TWCI has issued zero coupon exchangeable notes due 2012 that are exchangeable for the shares of Hasbro common stock owned by WCI (the 'Hasbro Stock') and a TWCI subsidiary has issued mandatorily redeemable preferred securities that are redeemable in 1997 for cash or Hasbro Stock, which together have effectively monetized WCI's investment in Hasbro.

ITEM 2.  PROPERTIES

PROPERTIES OF TWE

     The following table sets forth certain information as of December 31, 1996 with respect to principal properties (over 250,000 square feet in area) owned or leased by TWE's Filmed Entertainment, Cable Networks -- HBO and cable television businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE.

                                                            APPROXIMATE
                                                            SQUARE FEET            TYPE OF OWNERSHIP;
        LOCATION          PRINCIPAL USE                  FLOOR SPACE/ACRES      EXPIRATION DATE OF LEASE
------------------------  -----------------------------  ------------------   -----------------------------
New York, New York        Business offices               335,000 sq. ft.      Leased by TWE.
  1100 and 1114           (HBO)                          and 237,000 sq.      Leases expire in 2004
  Avenue of the                                          ft.                  and 2006.
  Americas
Baltimore, Maryland       Warehouse (Filmed              387,000 sq. ft.      Owned by TWE.
  White Marsh             Entertainment)
Burbank, California       Sound stages,                  3,303,000            Owned by TWE.
  The Warner Bros.        administrative, technical and  sq. ft. of
  Studio                  dressing room structures,      improved
                          screening theaters, machinery  space on 158
                          and equipment facilities,      acres(a)
                          back lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)
West Hollywood,           Sound stages,                  350,000              Owned by TWE.
  California              administrative,                sq. ft. of
  The Warner              technical and dressing         improved
  Hollywood Studio        room structures, screening     space on 11
                          theaters, machinery and        acres
                          equipment facilities (Filmed
                          Entertainment)
Valencia, California      Location filming (Filmed       232 acres            Owned by TWE.
  Undeveloped Land        Entertainment)

------------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

PROPERTIES OF THE TIME WARNER GENERAL PARTNERS

     The following table sets forth certain information as of December 31, 1996 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by WCI. The Time Warner General Partners other than WCI and its subsidiaries do not own or lease any properties material to their businesses.

                                                                                APPROXIMATE     TYPE OF OWNERSHIP;
                                                                                SQUARE FEET     EXPIRATION DATE OF
         LOCATION                             PRINCIPAL USE                     FLOOR SPACE            LEASE
--------------------------  -------------------------------------------------   -----------   -----------------------

Olyphant,                   Manufacturing, warehouses, distribution and          1,058,000    Owned and occupied by
  Pennsylvania              office space (Music)                                              WCI.
  1400 and 1444 East
  Lackawanna
  Avenue
Nortorf, Germany            Manufacturing, distribution and office space           334,000    Owned and occupied by
  Niedernstrasse 3-7        (Music)                                                           WCI.
Alsdorf, Germany            Manufacturing, distribution and office space           269,000    Owned and occupied by
  Max-Planck Strasse 1-9    (Music)                                                           WCI.
Terre Haute, Indiana        Manufacturing and office space (Music)                 269,000    Leased by WCI. Lease
  Building 102, Fort                                                                          expires in 2001.
  Harrison Industrial Park

ITEM 3.  LEGAL PROCEEDINGS

     TWE and its divisions and the Time Warner General Partners are parties, in the ordinary course of business, to litigations involving property, personal injury and contract claims. The amounts that TWE believes may be recoverable in these matters are either covered by insurance or are not material.

     In November 1992, TWE filed a federal lawsuit in the U.S. District Court for the District of Columbia against the FCC and the United States of America seeking to overturn the must carry provisions of the 1992 Cable Act on First Amendment grounds. The TWE complaint also challenges the provisions of the 1992 Cable Act relating to rate regulation, retransmission consent, terms of dealing by vertically integrated programmers, uniform pricing and operation of cable systems by municipal authorities, the number of subscribers that a cable operator could serve nationwide, free previews of certain premium channels and educational channel set-aside requirements for direct broadcast satellite service. In addition, the TWE complaint seeks to overturn several parts of the 1984 Cable Act relating to public, educational and government access requirements and commercial leased channels. The plaintiffs seek injunctions against the enforcement or implementation of these provisions. Several other parties have also filed similar lawsuits and these actions have been at least partially consolidated with the actions filed by TWE. On April 8, 1993, in a 2-1 decision, the District Court upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On May 3, 1993, plaintiffs filed an appeal from this decision directly to the U.S. Supreme Court. The U.S. Supreme Court on June 27, 1994 vacated the judgment of the District Court regarding the must-carry provisions and remanded the case to that court for further factual findings after ruling that cable systems were entitled to significant First Amendment protection. In December 1995, that panel upheld the 'must-carry' requirements by 2-1 vote. The Supreme Court decided to review that decision. Argument was held in the Supreme Court on October 7, 1996. On September 16, 1993, a one-judge District Court upheld the constitutionality on First Amendment grounds of all the other challenged provisions except restrictions on the number of subscribers that a cable operator could serve nationwide, free pay TV previews and direct broadcast channel usage. TWE appealed this decision to the U.S. Court of Appeals for the D.C. Circuit on November 12, 1993. Briefing on the appeal, and argument took place, on November 20, 1995. On August 30, 1996, the D.C. Circuit Court of Appeals rejected TWE's challenges to certain provisions of the 1984 and 1992 Cable Acts, held unripe the challenge to the program creation provision of Section 11(c) of the 1992 Cable Act, and consolidated the remaining challenges to Section 11(c) with Time Warner Entertainment Company, L.P. v. FCC. On October 29, 1996, TWE and the other plaintiffs filed a Petition for Rehearing and Suggestion for Rehearing En Banc with the Court. On February 7, 1997, the Court denied the petition for rehearing. For a description of the 1984 Cable Act and the 1992 Cable Act, see Item 1 'Business -- Cable Division -- Regulation and Legislation.'

     In October, 1993, 15 music performers or representatives of deceased performers, on behalf of an alleged similarly-situated class, filed suit in the United States District Court for the Northern District of Georgia against approximately 50 record companies, including four WCI subsidiaries. (Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358). Plaintiffs claimed that the recording companies, the American Federation of Television and Radio Artists ('AFTRA') (their union), and the AFTRA Health and Retirement Fund ('Fund') under-reported and under-contributed to the Fund, in violation of ERISA, in breach of contract and fiduciary duty, through fraud and embezzlement, and in violation of RICO. Plaintiffs sought substantial, but unquantified, monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over their master recordings. Following a series of motions, on August 2, 1994, the court dismissed the claims against the Fund and the Fund's trustees, and dismissed all claims against the defendant recording companies except the RICO claim. The record company defendants then answered the RICO claim, denying its material allegations and alleging defenses. After certain discovery, the defendants, on January 29, 1997, moved for summary judgment, and that motion is pending. Plaintiffs' motion to certify various classes of plaintiffs is pending. A second, similar lawsuit, commenced by the same plaintiffs in the United States District Court for the Southern District of New York, alleging a class action and derivative claims on behalf of the Fund against essentially the same defendants has, after various motions by defendants, been combined with the first action in the Northern District of Georgia. Defendants' December 18, 1996 motion to dismiss the newly-added counts is pending. If defendants' dispositive motions are not granted, discovery is likely to continue, in a class or individual actions, with a trial following.

     On July 14, 1994, Time Warner received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of WMG and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. Time Warner has complied with the civil investigative demand to the extent that it sought information and documents with respect to domestic activities of WMG and has objected to responding with respect to foreign activities on the ground that the Department of Justice lacks jurisdiction to inquire into such activities. On November 3, 1994, the Department of Justice filed a petition in the United States District Court for the District of Columbia seeking to compel Time Warner and the other companies to provide documents from their files in the United States that deal with overseas activities. On January 22, 1997, the court granted the petition.

     On May 30, 1995, a purported class action was filed with the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution,
Inc., No. 95-3536 (JSL). The plaintiff, representing a class of direct purchasers of recorded music compact discs ('CDs'), alleged that Warner Elektra Atlantic Corporation ('WEA'), along with five other distributors of CDs, violated the federal antitrust laws by engaging in a conspiracy to fix the prices of CDs, and sought an injunction and treble damages. On January 9, 1996, the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, No. 96-55264. The appeal has been fully briefed and no date for oral argument has yet been set.

     On July 8, 1996, a purported class action was filed in the Circuit Court of Blount County, Tennessee at Maryville, entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. L-10462. The action is brought on behalf of persons who, from June 26, 1992 to the present, purchased CDs indirectly from defendants in Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Dakota, South Dakota, West Virginia, Wisconsin and District of Columbia, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. Also on July 8, the Circuit Court issued an order conditionally granting class certification, subject to defendants' right to move to decertify the class. On February 25, 1997, defendants filed a motion to dismiss the complaint. On February 26, 1997, the Circuit Court stayed all proceedings pending consideration of the motion to dismiss.

     On July 25, 1996, WEA was served with an antitrust civil investigative demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there is, has been or may be a conspiracy to fix the prices of CDs or conduct consisting of unfair methods of competition or unfair trade practices in the sale and marketing of CDs. WEA produced documents in compliance with the investigative demand.

     On October 8, 1996, the New York State Attorney General began an investigation by serving a subpoena duces tecum on Time Warner. In re New York State Attorney General's Investigation. The subpoena seeks information regarding whether Time Warner and Time Warner Cable may have violated Section 340 of the General Business Law of New York and/or Sections 1 and/or 2 of the Sherman Antitrust Act in making certain decisions regarding the carriage of video programming services on Time Warner's cable systems, including its decision to carry the MSNBC news service and not the Fox News Channel ('FNC'). On November 22, 1996, the subpoena was modified by agreement between Time Warner and the Attorney General and on December 12, 1996, Time Warner produced documents pursuant to the subpoena, as modified. On January 10, 1997, Time Warner responded to the interrogatory requests of the subpoena, as modified.

     On October 9, 1996, an action was commenced in the United States District Court for the Eastern District of New York entitled Fox News Network, L.L.C. v. Time Warner Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc., and R.E. 'Ted' Turner III. The plaintiff seeks to have Time Warner divest the TBS assets acquired alleging that the TBS Transaction is violative of
Section 7 of the Clayton Act. The plaintiff also seeks damages flowing from alleged violations of Section 1 of the Sherman Act, the Donnelly Act, New York State's antitrust statute, as well as alleged breach of contract and fraudulent misrepresentations regarding carriage of the FNC on defendants' cable television systems. In total, the plaintiff seeks $1.75 billion in damages. On October 30, 1996, plaintiff filed an amended complaint. On November 15, 1996 defendants filed a motion to dismiss the amended complaint. On December 11, 1996, the court orally denied defendants' motion. On December 31, 1996, defendants filed their answer to plaintiff's amended complaint and their counterclaims, naming both Fox News and News Corp. as counterclaim-defendants. The answer denies all substantive allegations of the amended complaint and the counterclaims allege that Fox News and News Corp. conspired with various unnamed officials of the City of New York to deprive Time Warner of its First and Fourteenth Amendment rights, as well as its rights under Federal cable legislation, and that counterclaim-defendants tortiously interfered with Time Warner's rights under its franchise agreements with the City of New York. Fox News and News Corp. filed a motion to dismiss Time Warner's counterclaims. Argument on the motion to dismiss the counterclaims was held on February 27, 1997, and the parties have submitted additional briefs on the issues presented by the motion. On March 14, 1997, FNC conceded its inability to sustain its breach of contract claim and withdrew it.

     On October 10, 1996, the holders of Time Warner's New York City cable franchises filed a complaint against the City of New York in the United States District Court for the Southern District of New York alleging that the City's announced plan to carry two commercial cable programs, Bloomberg Information Television ('BIT') and the FNC, over the City's municipal access channels is a violation of the Franchise Agreements, the 1984 Cable Act, the First Amendment, New York Public Service Law and certain other legal rights of such holders. In addition to seeking to enjoin the City's activity, the complaint seeks a declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements. On October 11, 1996, the judge in this action issued a temporary restraining order preventing the City from carrying either BIT or the FNC over its municipal access channels. After a hearing on October 28, 1996, the judge on November 6, 1996 granted the Time Warner plaintiffs a preliminary injunction that will continue to prevent the City from carrying these services on its municipal access channels until a trial on the matter is completed. The City and BIT, which had intervened as a defendant in the action, appealed the judge's decision to the United States Court of Appeals for the Second Circuit. Argument on the appeal took place on February 19, 1997. Thus far, all activity in this action has related to Time Warner's request for an injunction, and proceedings with respect to the declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements have not as yet commenced.

     TWE and its divisions and the Time Warner General Partners are also subject to industry investigations by certain government agencies and/or proceedings under the antitrust laws that have been filed by private parties in which, in some cases, other companies in the same or related industries are also defendants. TWE and the Time Warner General Partners have denied or will deny liability in all of these actions. In all but a few similar past actions, the damages, if any, recovered from TWE and the Time Warner General Partners or the amounts, if any, for which the actions were settled were small or nominal in relation to the damages sought; and it is the opinion of the management of TWE that any settlements or adverse judgments in the similar actions currently pending will not involve the payment of amounts or have other results that would have a material adverse effect on the financial condition of TWE and the Time Warner General Partners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information of TWE and the Time Warner General Partners set forth at pages F-36 and F-76, respectively, herein, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-10 and at pages F-39 through F-43 herein, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements set forth at pages F-11 through F-34 of TWE and the report of independent auditors thereon set forth at page F-35 herein, and the consolidated financial statements set forth at pages F-44 through F-74 of the TWE General Partners and the report of independent auditors thereon set forth at page F-75 herein, are incorporated herein by reference.

     Quarterly  Financial  Information  set  forth  at  page  F-37  herein,   is
incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

REPRESENTATIVES AND DIRECTORS

     Set forth below is the name and age of each person who is a member with voting rights of the Board of Representatives of TWE and each person who is a director of one or more of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Haje became members of the Board of Representatives of TWE on June 30, 1992, Messrs. McCormick and Lillis became members of such Board of Representatives on September 15, 1993 and Messrs. Parsons, Bressler and Lochner became members on February 1, 1995, January 1, 1996 and March 7, 1997, respectively. Mr. Lochner also served as a member of the Board of Representatives from January 2, 1995 until December 31, 1995. The selection of TWE's Board of Representatives is governed by the TWE Partnership Agreement. See 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.' Mr. Levin became a director of WCI on July 24, 1989, of ATC and WCCI on September 24, 1992 and of TWOI on April 15, 1993. Mr. Haje became a director of each of the Time Warner General Partners other than WCI on September 24, 1992 and has been a director of WCI since January 25, 1994. Mr. Parsons became a director of each Time Warner General Partner on February 1, 1995. Mr. Bressler became a director of ATC and WCI on March 2, 1996. Mr. Haje agreed to an order entered on September 27, 1993 by the U.S. Office of Thrift Supervision ('OTS') that, for a period of five years, suspends him from practicing before the OTS and requires him not to engage in the legal representation of a federally insured depository institution. Mr. Haje also agreed, for such period, not to participate in any unsafe or unsound banking practices or the submission of any materially misleading statements to any federal banking authority. Such order relates to events that occurred while Mr. Haje was a partner in a law firm that represented a federally insured depository institution, prior to his employment by Time Warner and TWE, and places no limits on his services for Time Warner or TWE.

     For a general discussion of the duties of the executive officers and representatives of TWE, see 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.'

                                  DIRECTOR AND/OR                           PRINCIPAL OCCUPATIONS OR
            NAME                 REPRESENTATIVE OF       AGE          POSITIONS DURING THE PAST FIVE YEARS
----------------------------  ------------------------   ---   ---------------------------------------------------
Gerald M. Levin.............  TWE and each Time Warner   57    Chairman  of  the  Board  of  Directors  and  Chief
                              General                          Executive  Officer  of  TWE and  Time  Warner since
                              Partner                          January 21, 1993,  having served  as President  and
                                                               Co-Chief  Executive  Officer of  TWE from  June 30,
                                                               1992 and of Time Warner from February 20, 1992.  He
                                                               is also a director of Time Warner.

Richard D. Parsons..........  TWE and each Time Warner   48    President  of TWE and Time Warner since February 1,
                              General Partner                  1995. Prior  to that,  Mr.  Parsons served  as  the
                                                               Chairman  and Chief  Executive Officer  of The Dime
                                                               Savings Bank of New York, FSB from January 1991. He
                                                               served as  a director  of  ATC, then  an  82%-owned
                                                               subsidiary of Time Warner, from 1989 until 1991 and
                                                               is  currently  also  a  director  of  Citicorp, the
                                                               Federal  National   Mortgage  Association,   Philip
                                                               Morris Companies Inc. and Time Warner.

                                     III-1

                                  DIRECTOR AND/OR                           PRINCIPAL OCCUPATIONS OR
            NAME                 REPRESENTATIVE OF       AGE          POSITIONS DURING THE PAST FIVE YEARS
----------------------------  ------------------------   ---   ---------------------------------------------------
Peter R. Haje...............  TWE and each Time Warner   62    Executive Vice President and General Counsel of TWE
                              General Partner                  since  June  30,  1992  and  of  Time  Warner since
                                                               October 1,  1990  and  Secretary of  TWE  and  Time
                                                               Warner since May 20, 1993.

Richard J. Bressler.........  TWE, WCI and ATC           39    Senior  Vice President and  Chief Financial Officer
                                                               of TWE and Time Warner since March 16, 1995, having
                                                               served  as  Senior  Vice  President,  Finance  from
                                                               January  2, 1995. Prior to  that, he served as Vice
                                                               President of TWE  from June  30, 1992  and of  Time
                                                               Warner from January 1990.

Philip R. Lochner, Jr.......  TWE                        54    Senior  Vice President of TWE since January 2, 1995
                                                               and of Time Warner since July 18, 1991.

Richard D. McCormick........  TWE                        56    Chairman of the Board of Directors of US West since
                                                               May 1992 and President and Chief
                                                               Executive  Officer  of  US  West  since  1991.  Mr.
                                                               McCormick has been a director of US West since 1986
                                                               and   is  currently  also  a  director  of  Norwest
                                                               Corporation and UAL Corporation.

Charles M. Lillis...........  TWE                        55    President and Chief Executive Officer of the  Media
                                                               Group  of US West since  May 25, 1995 and Executive
                                                               Vice President of US West since 1985. Mr. Lillis is
                                                               a director of Commercial Federal Savings & Loan and
                                                               Super Valu Stores, Inc.

EXECUTIVE OFFICERS

     Set forth below is the name and age of each person who is an executive officer of TWE and each person who is an executive officer of one or more of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. The executive officers of TWE indicated below became executive officers of the Time Warner General Partners on September 25, 1992 or, if later, on the date they became executive officers of TWE.

                               EXECUTIVE OFFICER                           PRINCIPAL OCCUPATIONS OR
           NAME                        OF              AGE           POSITIONS DURING THE PAST FIVE YEARS
--------------------------  ------------------------   ---   ----------------------------------------------------
Gerald M. Levin...........  TWE and each Time Warner   57    See ' -- Representatives and Directors.'
                            General Partner
Richard D. Parsons........  TWE and each Time Warner   48    See ' -- Representatives and Directors.'
                            General Partner
Peter R. Haje.............  TWE and each Time Warner   62    See ' -- Representatives and Directors.'
                            General Partner

                                     III-2

                               EXECUTIVE OFFICER                           PRINCIPAL OCCUPATIONS OR
           NAME                        OF              AGE           POSITIONS DURING THE PAST FIVE YEARS
--------------------------  ------------------------   ---   ----------------------------------------------------
Timothy A. Boggs..........  TWE                        46    Senior  Vice President of TWE  and Time Warner since
                                                             November 19, 1992. Prior to that, he served as  Vice
                                                             President  of Public  Affairs of  TWE from  June 30,
                                                             1992 and of Time Warner from January 1990.
Richard J. Bressler.......  TWE and each Time Warner   39    See ' -- Representatives and Directors.'
                            General Partner
Philip R. Lochner, Jr.....  TWE and each Time Warner   54    See ' -- Representatives and Directors.'
                            General Partner

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Not Applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers of TWE and the Time Warner General Partners are compensated by Time Warner for services provided to Time Warner pursuant to employment agreements with Time Warner and receive no additional compensation from TWE or any of the Time Warner General Partners. Time Warner provides the services of such executive officers to TWE and is reimbursed for such services pursuant to arrangements set forth in the TWE Partnership Agreement. See Item 13 'Certain Relationships and Related Transactions -- Corporate Services.' Members of the Board of Representatives of TWE and directors of the Time Warner General Partners are not additionally compensated for such activities.

EXECUTIVE COMPENSATION SUMMARY TABLE

     The following table sets forth information concerning total compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of Time Warner who served in such capacities at Time Warner and TWE on December 31, 1996 (the 'named executive officers') for services rendered to Time Warner during each of the last three fiscal years in their capacities as executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                           ANNUAL COMPENSATION            COMPENSATION(5)
                                                 ---------------------------------------  ---------------
                                                                              OTHER         SECURITIES
            NAME AND PRINCIPAL                                               ANNUAL         UNDERLYING        ALL OTHER
             POSITION IN 1996              YEAR  SALARY(3)     BONUS     COMPENSATION(4)  OPTIONS AWARDED  COMPENSATION(6)
------------------------------------------ ----  ----------  ----------  ---------------  ---------------  ---------------
Gerald M. Levin........................... 1996  $1,050,000  $4,000,000     $ 209,624          350,000        $ 109,773
  Chairman of the Board and                1995   1,050,000   4,000,000       153,930          --               107,039
  Chief Executive Officer                  1994   1,050,000   4,000,000       130,390          --               150,667
Richard D. Parsons........................ 1996  $  900,000  $2,000,000     $  98,627          300,000        $ 104,019
  President (1)                            1995     825,000   2,000,000        92,000          300,000           77,628
Peter R. Haje............................. 1996  $  825,000  $1,000,000     $  56,500           45,000        $ 119,105
  Executive Vice President                 1995     675,000   1,000,000        56,500           40,000          114,102
  and General Counsel                      1994     675,000     975,000        51,500          --               129,377
Richard J. Bressler....................... 1996  $  525,000  $  900,000     $  50,500          100,000        $  44,421
  Senior Vice President and                1995     450,000     750,000        50,500          100,000           42,755
  Chief Financial Officer (2)
Tod R. Hullin............................. 1996  $  525,000  $  550,000       --                30,000        $  58,055
  Senior Vice President-                   1995     525,000     550,000       --                35,000           56,279
  Communications and                       1994     487,500     550,000       --                40,000           75,344
  Public Affairs

                                                        (footnotes on next page)

                                     III-3

(1) Mr. Parsons became President on February 1, 1995. Prior to that, he served as a director of Time Warner and was not an employee of Time Warner. Mr. Parsons's 1995 stock options were awarded at the end of 1994 in connection with his anticipated employment by Time Warner.

(2) Mr. Bressler became Senior Vice President and Chief Financial Officer on March 16, 1995, having served as Senior Vice President, Finance from January 2, 1995, and as a Vice President (not an executive officer) prior to that.

(3) Amounts shown in the table include credits to each named executive officer's deferred compensation account equal to one third of the total shown under the 'salary' column for each of 1996, 1995 and 1994.

(4) In accordance with rules of the Securities and Exchange Commission, amounts totalling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 1996 that represent more than 25% of the applicable executive's total Other Annual Compensation include financial services of $80,000 to Mr. Levin, $70,000 to Mr. Parsons and $32,500 to each of Messrs. Haje and Bressler, transportation-related benefits (including an automobile allowance) of $129,624 to Mr. Levin and $28,627 to Mr. Parsons and automobile allowances of $24,000 to Mr. Haje and $18,000 to Mr. Bressler.

(5) None of the options indicated was awarded with tandem stock appreciation rights. Of such executive officers, only Mr. Parsons was awarded restricted stock during the relevant period and, as of December 31, 1996, held any such shares. These shares were awarded in or prior to 1994 under the Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors in his capacity then as a non-employee director. The value of Mr. Parsons's 4,213 restricted shares based on the closing price of Time Warner Common Stock on the New York Stock Exchange Composite Listing on December 31, 1996 was $157,988. Mr. Parsons receives the dividends paid in cash on such shares.

(6) The amounts shown in this column for 1996 include the following:

         (a) Pursuant to the Time Warner Savings Plan (the 'Savings Plan'), a defined contribution plan available generally to employees of Time Warner, for the 1996 plan year, each executive named above, deferred a portion of his annual compensation and Time Warner contributed $2,000 for the first $3,000 so deferred by the executive ('Matching Contribution'). These Matching Contributions were invested under the Savings Plan in a Time Warner Common Stock fund. In addition, pursuant to a profit-sharing component of the Savings Plan, Time Warner may make annual contributions for the benefit of eligible employees of up to 12% of total eligible compensation; for 1996, Time Warner contributed 8%, including $12,000 for the account of each executive named above. Because the Internal Revenue Code of 1986, as amended (the 'Code'), limits the amount of eligible compensation under the Savings Plan to $150,000 for 1996 for any employee, Time Warner has adopted an unfunded, non-qualified supplemental deferred compensation plan covering otherwise eligible compensation between $150,000 and $275,625 for 1996 (increased 5% per year thereafter, to a maximum of $350,000). Time Warner's accrual for this supplemental plan, $10,050 in 1996 for each named executive officer, is deemed to earn interest at a long-term applicable federal rate announced by the Internal Revenue Service.

         (b) Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. In addition, during 1996, Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. Time Warner also maintained split-dollar life insurance policies on the lives of the named executive officers and paid the following amounts allocated to the term portion of the split-dollar coverage for 1996: Mr. Levin, $13,467; Mr. Parsons, $3,840; Mr. Haje, $8,264; Mr.
    Bressler, $941; and Mr. Hullin, $2,839. The actuarial equivalent of the value of the premiums paid by Time Warner for 1996 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Levin, $85,473; Mr. Parsons, $79,719; Mr. Haje, $94,805; Mr. Bressler, $20,121; and
    Mr. Hullin, $33,755. It is anticipated that Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see 'Employment Arrangements.'

STOCK OPTION GRANTS DURING 1996

     The following table sets forth certain information with respect to employee options to purchase shares of Time Warner Common Stock ('options') awarded during 1996 to the named executive officers. All such options were nonqualified options. No stock appreciation rights ('SARs'), alone or in tandem with stock options, were awarded in 1996.

                                     III-4

                          STOCK OPTION GRANTS IN 1996

                                                                     INDIVIDUAL GRANTS(1)
                                                   ---------------------------------------------------------
                                                                    PERCENT
                                                   NUMBER OF        OF TOTAL
                                                   SECURITIES       OPTIONS        EXERCISE
                                                   UNDERLYING      GRANTED TO       OR BASE
                                                    OPTIONS        EMPLOYEES         PRICE        EXPIRATION         GRANT DATE
                     NAME                           GRANTED         IN 1996         ($/SH)           DATE         PRESENT VALUE(2)
----------------------------------------------     ----------      ----------      ---------      ----------      -----------------

Gerald M. Levin...............................       175,000           1.8%         $ 42.63         3/19/06          $ 2,831,500
                                                      87,500            .9            53.29         3/19/06            1,091,125
                                                      87,500            .9            63.95         3/19/06              840,000
Richard D. Parsons............................       150,000           1.6%         $ 42.63         3/19/06          $ 2,427,000
                                                      75,000            .8            53.29         3/19/06              935,250
                                                      75,000            .8            63.95         3/19/06              720,000
Peter R. Haje.................................        45,000            .5%         $ 42.63         3/19/06          $   728,100
Richard J. Bressler...........................       100,000           1.1%         $ 42.63         3/19/06          $ 1,618,000
Tod R. Hullin.................................        30,000            .3%         $ 42.63         3/19/06          $   485,400

------------

(1) Options for executive officers are generally awarded pursuant to plans approved by Time Warner's stockholders and the terms are governed by the plans and the recipient's option agreement. The option exercise price is the fair market value of the Time Warner Common Stock on the date of grant except for the awards to Messrs. Levin and Parsons of which one quarter of the total award has an exercise price 25% above the fair market value of the Time Warner Common Stock on the date of grant and one quarter of which has an exercise price 50% above such fair market value. The options shown in the table become exercisable in installments of one-third on the first three anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. Payment of the exercise price of an option may be made in cash or, in whole or in part, in full shares of Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made with shares of Time Warner Common Stock.

(2) These amounts represent the estimated present value of stock options at the date of grant calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 21.7% based on a three-year period ending October 31, 1996; an expected term to exercise of eight years; a risk-free rate of return based on the interest rate of a U.S. Government zero-coupon bond in effect on the date of the award with an eight-year maturity (March 20, 1996 -- 6.37%); and a dividend yield of 1%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of the Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

OPTION EXERCISES AND VALUES IN 1996

     The following table sets forth as to each of the named executive officers information on option exercises during 1996 and the status of his options on December 31, 1996: (i) the number of shares of Time Warner Common Stock underlying options exercised during 1996; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 1996; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 1996.

                     AGGREGATE OPTION EXERCISES DURING 1996
                                      AND
                       OPTION VALUES ON DECEMBER 31, 1996

                                         NUMBER OF                          NUMBER OF SHARES                  DOLLAR VALUE OF
                                           SHARES        DOLLAR          UNDERLYING UNEXERCISED          UNEXERCISED IN-THE-MONEY
                                         UNDERLYING       VALUE            OPTIONS ON 12/31/96             OPTIONS ON 12/31/96*
                                          OPTIONS       REALIZED      -----------------------------    -----------------------------
                 NAME                    EXERCISED     ON EXERCISE    EXERCISABLE    NONEXERCISABLE    EXERCISABLE    NONEXERCISABLE
--------------------------------------   ----------    -----------    -----------    --------------    -----------    --------------

Gerald M. Levin (1)...................     48,000      $ 1,003,680     2,485,600          350,000      $23,664,040        --
Richard D. Parsons....................      --             --            200,000          400,000      $   374,000       $187,000
Peter R. Haje.........................      --             --            691,954           71,666      $12,012,131        --
Richard J. Bressler (1)...............      --             --            132,804          181,332      $   977,588       $ 18,700
Tod R. Hullin.........................      --             --            278,058           66,666      $ 3,606,302        --

------------

* Calculated using the closing price of $37.50 per share on December 31, 1996 minus the option exercise price.

(1) The options exercised by Mr. Levin were awarded in 1986. Messrs. Levin and Bressler are the only executive officers listed above who have been awarded SARs in tandem with any of their stock options. 265,600 of Mr. Levin's options and 9,644 of Mr. Bressler's options held on December 31, 1996 were awarded with tandem SARs; they all were awarded on or prior to September 22, 1989 and are currently exercisable; and at December 31, 1996, they had a value of $2,074,640 and $68,102, respectively, but no separate value has been attributed to these SARs. These SARs are exercisable for Time Warner Common Stock or cash, subject to a $250,000 limit on the amount of cash that may be received upon their exercise.

                                     III-5

     The option exercise price of all the options held by the named executive officers is the fair market value of the Time Warner Common Stock on the date of grant except for options awarded to Messrs. Levin and Parsons in 1996 (see 'Stock Option Grants During 1996') and 500,000 of Mr. Levin's options awarded in 1993, half of which have an exercise price 25% above the fair market value of the Time Warner Common Stock on the date of grant and the other half of which have an exercise price 50% above such fair market value. All options held by the named executive officers become immediately exercisable in full upon the occurrence of certain events, including the death or total disability of the option holder, certain change-of-control transactions and, in most cases, Time Warner's breach of the holder's employment agreement and all such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder's immediate family.

     The options held by executive officers remain exercisable for the full term of their employment agreements in the event their employment terminates as a result of Time Warner's breach. For some executive officers, some or all of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one year after death or total disability. All options terminate immediately if the holder's employment is terminated for cause. The terms of the options shown in the chart are generally ten years, although 320,000 options held by Mr. Levin have a term of 15 years from the date of their award in 1989.

EMPLOYMENT ARRANGEMENTS

     Time Warner is, and during 1996 was, a party to employment agreements with the five named executive officers and certain directors or representatives of the Time Warner General Partners and TWE. These agreements have been filed with the Securities and Exchange Commission as exhibits to Time Warner's periodic filings. In addition, each such person participates in Time Warner's employee benefit plans available to its employees generally.

     Among other things, the agreements with Time Warner's executive officers typically provide for: a fixed term of employment in a specified executive post; annual salary; deferred compensation, generally equal to 50% of annual salary, which is invested and paid out as described below under 'Deferred Compensation'; an annual bonus in the discretion of the Compensation Committee of the Time Warner Board of Directors, all or a portion of which may be deferred at the election of the executive officer; and life insurance benefits to be provided by split dollar policies, generally for the life of the executive and pursuant to which Time Warner recovers an amount equal to the net after-tax cost to Time Warner of the premiums on such policy or the cash surrender value thereof, as well as any group life insurance generally provided by Time Warner to its employees.

     Generally, such agreements include a narrow definition of the 'cause' for which an executive's employment may be terminated and in that event, the executive will only receive earned and unpaid base salary and deferred compensation accrued through such date of termination.

     These agreements typically provide that in the event of Time Warner's material breach or wrongful termination of an executive's employment, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the base salary, projected bonuses and deferred compensation otherwise payable during the remaining portion of the executive's term of employment or (b) to remain an employee of Time Warner through the end of the term of employment and, without performing any services, receive the base salary, bonuses and deferred compensation payable as if there had been no breach or wrongful termination. Executives are not generally required to mitigate damages after such a termination, other than as necessary to prevent Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be 'contingent on a change' under the Code. In addition, these agreements typically provide that if an executive thereafter obtains other employment, the total cash salary and bonus received therefrom for services prior to the expiration of the executive's employment term (up to the amount of compensation paid to the executive by Time Warner for such period) must be paid over to Time Warner as received. Except for Mr. Levin's agreement, the provisions of the employment agreements relating to payments described in the preceding sentence provide that the executive officer may retain and not pay over to Time

                                     III-6

Warner an amount equal to the severance he would have received in accordance with Time Warner's personnel policies if he had been job eliminated.

     In addition, if Mr. Bressler's or Mr. Hullin's employment terminates as a result of Time Warner's material breach or wrongful termination, or Time Warner terminates such executive's employment after the term of his employment agreement, such executive is entitled to a severance payment equal to the greater of the amount described in the preceding paragraph or the present value of three times the sum of his annual base salary, average bonus and deferred compensation. If his employment terminates under these circumstances, Mr. Parsons is entitled to a severance payment equal to the greater of the amount described in the preceding paragraph or the present value of the sum of one year's annual salary and deferred compensation and an average bonus.

     If an executive becomes disabled during the term of his employment agreement the executive typically will receive full salary, bonus and deferred compensation for six months and 75% thereof through the end of the employment term or, in some cases, for three years, if longer. Deferred compensation will be maintained and paid after giving effect to the executive's base salary after disability. Any such payments will be reduced by amounts received from Worker's Compensation, Social Security and disability insurance policies maintained by Time Warner.

     If an executive dies during the term of an employment agreement, generally the executive's beneficiaries will receive the executive's earned and unpaid salary and deferred compensation to the last day of the month in which the death occurs and a pro rata portion of the executive's bonus for the year of his death.

     The minimum annual salaries and deferred compensation under these agreements for the named executive officers are as shown for 1996 in the Summary Compensation Table. The expiration dates of these agreements and the amounts of the individual life insurance coverage for the lifetime of such persons are: Mr. Levin -- January 10, 2000 and $6 million; Mr. Parsons -- December 31, 1999 and $4 million; Mr. Haje -- December 31, 1999 (not including a two-year advisory period) and $4 million; Mr. Bressler -- December 31, 1999 and $2 million; and Mr. Hullin -- December 31, 1998 and $2 million. Effective March 7, 1997, Mr. Hullin ceased to be an executive officer and member of the Board of Representatives or Board of Directors of TWE and the Time Warner General Partners, as the case may be. Time Warner also has an employment agreement with Mr. Lochner who currently serves as a member of the Board of Representatives of TWE. The terms of this agreement are substantially the same as Mr. Hullin's agreement.

DEFERRED COMPENSATION

     Deferred compensation for executive officers is deposited into separate accounts maintained by Time Warner for each of such officers. Time Warner appoints an investment advisor for each such account subject to approval by the relevant executive. Funds are invested in securities as directed by the investment advisor, with the assumed after-tax effect upon Time Warner of gains, losses and income, and distributions thereof, and of interest expenses and brokerage commissions and other direct expenses attributed thereto, being credited or charged to the account. Payments are generally made to the officer from the account in installments to liquidate the account over a period of three to five years commencing on the date employment was to terminate under the employment agreement, or at such other times as the officer might have elected. Such payments include an amount equal to the assumed tax benefit to Time Warner of the compensation deduction available for tax purposes for the portion of the account represented by the net appreciation in such account, even though Time Warner might not actually receive such tax benefit.

     Amounts paid by Time Warner to the deferred compensation accounts of the named executive officers for 1996 and the portion, if any, of the 1996 annual bonus elected to be deferred by any such officer are included in the amounts shown in the Summary Compensation Table above.

TIME WARNER EMPLOYEES' PENSION PLAN

     The Time Warner Employees' Pension Plan, as amended (the 'Pension Plan'), provides benefits to eligible employees, including officers, of Time Warner and certain of its subsidiaries. Directors who are not also employees of Time Warner are not eligible to participate in the Pension Plan.

                                     III-7

     A participant accrues benefits under the Pension Plan on the basis of 1 2/3% of the average annual compensation (defined as the average of the highest five consecutive full or partial years of compensation, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) for each year of service up to 30 years and 1/2% for each year of service over 30. Compensation for purposes of calculating average annual compensation under the Pension Plan is limited to $200,000 per year for 1988 through 1993 and $150,000 per year for 1994 and thereafter (each subject to adjustments provided in the Code). Eligible employees become vested in all benefits under the Pension Plan on the earlier of five years of service or certain other events.

     Annual pension benefits are reduced by a Social Security offset determined by a formula that takes into account credited service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable (the 'Social Security Offset'). The pension benefit of participants on December 31, 1977 in the former Time Employees' Profit-Sharing Savings Plan (the 'Profit Sharing Plan') is further reduced by a fixed amount attributable to a portion of the employer contributions and investment earnings credited to such employees' account balances in the Profit Sharing Plan as of such date (the 'Profit Sharing Plan Offset').

     Under the Pension Plan, employees who are at least 60 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension ('early retirement'). An early retirement supplement is payable to an employee terminating employment at age 55 and before age 60, after 20 years of service, equal to the actuarial equivalent of such person's accrued benefit, or, if greater, an annual amount equal to 35% of such person's average compensation determined under the Pension Plan. The supplement ceases when the regular pension commences at age 60 or upon the death of the retiree.

     Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Pension Plan. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended ('ERISA'), Time Warner has adopted the Time Warner Excess Benefit Pension Plan (the 'Excess Plan'), which provides for payments by Time Warner of certain amounts which employees of Time Warner would have received under the Pension Plan if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter, to a maximum of $350,000) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000 limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 and thereafter.

     The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications. The amounts shown in the table do not reflect the effect of the previously-described (i) Social Security Offset, (ii) Profit Sharing Plan Offset or (iii) early retirement supplements. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the Pension Plan and the Excess Plan. The estimated amounts are based on the assumption that payments under the Pension Plan will commence upon normal retirement (generally age 65) or early retirement, that the Pension Plan will continue in force in its present form and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from Time Warner's assets and are included in the amounts shown in the following table.

                                                               ESTIMATED ANNUAL PENSION FOR
HIGHEST CONSECUTIVE                                             YEARS OF CREDITED SERVICE
FIVE YEAR AVERAGE                          --------------------------------------------------------------------
COMPENSATION                                  10          15          20          25          30          35
---------------------                      --------    --------    --------    --------    --------    --------
$100,000................................   $ 16,667    $ 25,000    $ 33,334    $ 41,668    $ 50,001    $ 52,501
 200,000................................     33,334      50,001      66,668      83,335     100,002     105,002
 400,000................................     66,668     100,002     133,336     166,670     200,004     210,004
 600,000................................    100,002     150,003     200,004     250,005     300,006     315,006
 800,000................................    133,336     200,004     266,672     333,340     400,008     420,008

                                     III-8

     The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plan and the Excess Plan for each of Messrs. Levin, Parsons, Haje, Bressler and Hullin is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plan and the Excess Plan are based on the average of the highest five consecutive full or partial years of compensation (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin (and employees who participated in the Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. The estimated annual benefits payable under the Pension Plan and the Excess Plan, as of February 1, 1997, would be based on average compensation of $729,248 for Mr. Levin; $269,000 for Mr. Parsons; $250,565 for Mr. Haje; $250,565 for Mr. Bressler; and $250,565 for Mr. Hullin, with 24.8, 2.0, 6.4, 8.2 and 6.1 years of credited service, respectively. In addition, pursuant to their employment agreements, Messrs. Parsons and Hullin will be entitled to receive supplemental payments from Time Warner that will achieve a total retirement benefit equal to what each of them would have received if he had five additional years of credited service under the Pension Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP BY PARTNERS OF TWE

     The table below sets forth, as of March 15, 1997, the pro rata priority capital and residual equity interests of each Time Warner General Partner and each Limited Partner in TWE. Subsidiaries of Time Warner and the Time Warner General Partners collectively own 74.49% of the pro rata priority capital and residual equity partnership interests and certain priority capital interests senior and junior to the pro rata priority capital interests. TW/TAE, Inc., Time Warner Companies, Inc. and each Time Warner General Partner is a direct or indirect wholly owned subsidiary of Time Warner. U S WEST Multimedia Communications, Inc. is a wholly owned subsidiary of US West.

                                                                                       RESIDUAL
                                                                                        EQUITY
                            TIME WARNER GENERAL PARTNERS                               INTEREST
------------------------------------------------------------------------------------   --------

American Television and Communications Corporation..................................     25.77%
Warner Communications Inc...........................................................     21.00%
Warner Cable Communications Inc.....................................................      9.10%
Time Warner Operations Inc..........................................................      7.40%


                                  LIMITED PARTNERS
------------------------------------------------------------------------------------

U S WEST Multimedia Communications, Inc.............................................     25.51%
Time Warner Companies, Inc..........................................................      5.61%
TW/TAE, Inc.........................................................................      5.61%
                                                                                       --------
                                                                                        100.00%
                                                                                       --------
                                                                                       --------

     The address of the principal executive offices of each of the companies listed above is as follows: Time Warner Companies, Inc., TW/TAE, Inc. and Warner Communications Inc.: 75 Rockefeller Plaza, New York, New York 10019; American Television and Communications Corporation, Time Warner Operations Inc. and Warner Cable Communications Inc.: 300 First Stamford Place, Stamford, Connecticut 06902; and U S WEST Multimedia Communications, Inc.: 9785 Maroon Circle, Suite 400, Englewood, CO 80112.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is the name, address and stock ownership of each person or group of persons known by TWE to own beneficially securities of Time Warner having more than 5% of the voting power of Time Warner's voting securities and, unless otherwise indicated, is based on information provided to Time Warner as of January 31, 1997 by the beneficial owner. Subsidiaries of Time Warner collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE.

                                     III-9

                                                                               SHARES OF
                                                                                 STOCK                     PERCENT OF
NAME AND ADDRESS                                                               BENEFICIALLY  PERCENT OF      VOTING
OF BENEFICIAL OWNER                                                              OWNED        CLASS(1)      POWER(2)
----------------------------------------------------------------------------   ----------    ----------    ----------
TIME WARNER COMMON STOCK
The Capital Group Companies, Inc. (3) ......................................   46,828,480         9.2%          7.9%
  333 South Hope Street
  Los Angeles, CA 90071
The Seagram Company Ltd. (4) ...............................................   56,763,349        11.2           9.9
  1430 Peel Street
  Montreal, Quebec
  Canada H3A 1S9
R.E. Turner (5) ............................................................   61,672,233        12.1          10.7
  c/o Turner Broadcasting
  System, Inc.
  One CNN Center
  Atlanta, GA 30303
SERIES LMCN-V COMMON STOCK
Tele-Communications, Inc. (6) ..............................................   50,642,172       100.0         *
  5619 DTC Parkway
  Englewood, CO 80111


------------

* Less than 1%.

 (1) Under certain  circumstances, each share  of  Series  LMCN-V  Common  Stock
     is   convertible   into  one  share  of  Time  Warner  Common  Stock;  such
     circumstances are not currently present.

 (2) Each share of Series LMCN-V Common Stock currently has 1/100 of a vote on certain limited matters.

                                              (footnotes continued on next page)

                                     III-10

 (footnotes continued from previous page)

 (3) Beneficial ownership  is  as  of  December  31,  1996.  The  Capital  Group
     Companies, Inc., a holding company, has filed with the Securities and Exchange Commission Amendment No. 9, dated February 14, 1997, to its statement on Schedule 13G to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has sole voting power over 8,983,360 of these shares, (c) these shares are held principally by Capital Research and Management Company, an investment adviser, (d) the shares of Time Warner Common Stock reported as beneficially owned include 1,349,290 shares of Time Warner Common Stock issuable upon conversion of $173,900,000 principal amount of Time Warner's Liquid Yield OptionTM Notes due 2013 and 719,020 shares of Time Warner Common Stock issuable upon conversion of $75,000,000 principal amount of TBS's Liquid Yield OptionTM Notes due 2007 (which were redeemed for cash on February 13, 1997) (these shares have been excluded from the calculation of voting power), (e) all of the reported shares are held for the benefit of its clients and (f) it and each of its subsidiary investment management companies acts separately in exercising investment discretion over its managed accounts.

 (4) The Seagram Company Ltd. has filed with the Securities and Exchange Commission Amendment No. 7, dated April 13, 1994, to its statement on
     Schedule 13D and a statement of Changes in Beneficial Ownership on Form 4 dated May 9, 1994 to the effect that through its indirect wholly owned subsidiary, Seagram Inc., it has sole voting and sole dispositive power over all these shares.

 (5) Includes (a) 839,942 shares of Time Warner Common Stock owned by a corporation wholly owned by Mr. Turner, (b) 1,488,690 shares of Time Warner Common Stock held by a trust over which Mr. Turner has sole voting and dispositive control, (c) 4,500,000 shares of Time Warner Common Stock held by a limited partnership of which Mr. Turner is the sole general partner,
     (d) 386,000 shares of Time Warner Common Stock owned by Mr. Turner's wife and (e) 3,450,000 shares of Time Warner Common Stock held by the Turner Foundation, Inc., of which Mr. Turner is one of six trustees. Mr. Turner disclaims beneficial ownership of shares held by his spouse and the Turner Foundation, Inc.

 (6) Consists of shares controlled by Tele-Communications, Inc. through its direct and indirect subsidiaries; excludes 279,533 shares of Time Warner Common Stock held by TCI TKR of Southern Kentucky, Inc. as to which Tele-Communications, Inc. disclaims beneficial ownership.


SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of January 31, 1997 for each current representative of TWE and each current member of the board of directors of one or more of the Time Warner General Partners, the five most highly compensated executive officers of TWE and the Time Warner General Partners in 1996 and for all current

                                     III-11
representatives, directors and executive officers of TWE and the Time Warner General Partners as a group, information concerning the beneficial ownership of Time Warner Common Stock.

                                                                       COMMON STOCK BENEFICIALLY OWNED(1)
                                                                 ----------------------------------------------
                                                                  NUMBER OF            OPTION          PERCENT
                             NAME                                   SHARES           SHARES(2)         OF CLASS
--------------------------------------------------------------   ------------      --------------      --------

Richard J. Bressler (5).......................................         5,560              204,137         *
Peter R. Haje (5).............................................         9,931              720,287         *
Tod R. Hullin (5).............................................         2,470              313,058         *
Gerald M. Levin (3)(5)........................................       400,905            2,602,268         *
Philip R. Lochner, Jr. (4)(5).................................        62,857              370,496         *
Richard D. Parsons (5)........................................        11,262              300,000         *
Richard D. McCormick..........................................       --                  --               *
Charles M. Lillis.............................................       --                  --               *
All current representatives, directors and executive officers
  (8 persons) as a group (3)-(5)..............................       495,466            4,318,353       .94%

------------

 * Represents beneficial ownership of less than one percent of issued and outstanding stock on January 31, 1997.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole investment power. This table does not include any Time Warner Common Stock which may be held by the Time Warner General Partners or other Time Warner subsidiaries or pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers may serve as directors or trustees. As of January 31, 1997, the only equity securities of Time Warner beneficially owned by the named persons or group were shares of Time Warner Common Stock and options to purchase Time Warner Common Stock.

(2) Reflects shares of Time Warner Common Stock subject to options to purchase Time Warner Common Stock issued by Time Warner which, on January 31, 1997, were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed 'Number of Shares.'

(3) Includes 15,000 shares of Time Warner Common Stock held by Mr. Levin's wife, as to which Mr. Levin disclaims any beneficial ownership.

(4) Includes 400 shares of Time Warner Common Stock held by Mr. Lochner's wife, as to which Mr. Lochner disclaims any beneficial ownership.

(5) Includes an aggregate of approximately 34,352 shares of Time Warner Common Stock held by a trust under an employee stock plan of Time Warner and its subsidiaries for the benefit of current representatives, directors and executive officers (including 4,425 shares for Mr. Bressler, 3,443 shares for Mr. Haje, 10,900 shares for Mr. Levin, 11,334 shares for Mr. Lochner and 99 shares for Mr. Parsons). Mr. Hullin's shares are held by the trust under such employee stock plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CORPORATE SERVICES

     Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the TWE Capitalization. As compensation and reimbursement for the cost of providing such services and facilities, TWE has paid to Time Warner on a monthly basis in arrears an amount equal to $5 million per month through June 30, 1995. This monthly fee was adjusted at June 30, 1995, February 1, 1996 and January 1, 1997, based on increases in the Consumer Price Index since January 1, 1991, to $5.6 million, $5.8 million, and $5.9 million, respectively. The corporate support services agreement expires on June 30, 1997, subject to the obligation of both parties to negotiate, in good faith, any extension thereto.

US WEST ADVISORY FEE

     In consideration of US West's making available to TWE its expertise in the areas of telecommunications, telephony and information technology and participating in the management and upgrade of the cable systems comprising the Full Service Network business and to reimburse US West for providing to TWE certain services and overhead costs related to US West's participation on the Management Committee, TWE has paid or will pay to U S West fees aggregating $130 million payable over the five years following the closing of the U S West Transaction on September 15, 1993.

                                     III-12

OPTION REIMBURSEMENT

     Upon the exercise of options to purchase securities of Time Warner by any officer or other employee of TWE or of any 'strategic venture' of TWE, including, without limitation, TWE Japan, or of Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or any such 'strategic venture,' TWE or such 'strategic venture' must reimburse Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement amount is hereinafter called a 'Stock Option Distribution'). At December 31, 1996, TWE had accrued $93 million of Stock Option Distributions payable to Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $18 million for each one dollar increase (decrease) in the closing price of Time Warner Common Stock. See Notes 7 and 8 to the TWE consolidated financial statements, which are presented herein at pages F-24 and F-27, respectively.

TWE JAPAN DISTRIBUTION AGREEMENTS

     Concurrently with the closing of the TWE Japan transaction, TWE and TWE Japan entered into distribution and merchandising agreements pursuant to which TWE granted to TWE Japan the right to engage in theatrical and non-theatrical, television and home video distribution in Japan as well as the right to engage in the licensing and merchandising of TWE's copyrights and trademarks in Japan. Such agreements provide that TWE Japan will receive distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

TWE JAPAN BUSINESS DEVELOPMENT FUND

     Pursuant to the distribution agreements described above, annual distribution servicing fees aggregating $2 million per year have been paid by TWE and TWE Japan during the first five years of TWE Japan's operation.

                                     III-13

Such fees are in addition to the basic distribution fees described above under ' -- TWE Japan Distribution Agreements' and Item I 'Businesses of the Time Warner General Partner -- Other.' The last such fee will be paid on April 1, 1997.

OTHER ARRANGEMENTS AND TRANSACTIONS

     The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm's-length basis. For additional information regarding such arrangements, see Note 13 to TWE's consolidated financial statements included herein at pages F-33 and F-34 and Note 13 to the TWE General Partners' consolidated financial statements included herein at page F-73.

     For information with respect to WCl's payment of a special dividend to Time Warner and the establishment of a revolving credit agreement, see Note 4 to the TWE General Partners' consolidated financial statements at pages F-65 and F-66 herein.

                                     III-14

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)-(2) Financial Statements and Schedules:

          The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

     All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K:

          No Current Report on Form 8-K was filed by TWE during the quarter ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH OF THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, ON MARCH 25, 1997.

                                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                    By: Warner Communications Inc.,
                                    as General Partner

                                    By: /S/ RICHARD J. BRESSLER
                                         .......................................
                                       NAME: RICHARD J. BRESSLER
                                       TITLE: SENIOR VICE PRESIDENT AND CHIEF
                                              FINANCIAL OFFICER

                                    AMERICAN TELEVISION AND COMMUNICATIONS
                                    CORPORATION
                                    TIME WARNER OPERATIONS INC.
                                    WARNER CABLE COMMUNICATIONS INC.
                                    WARNER COMMUNICATIONS INC.

                                    By: /S/ RICHARD J. BRESSLER
                                         .......................................
                                       NAME: RICHARD J. BRESSLER
                                       TITLE: SENIOR VICE PRESIDENT AND CHIEF
                                              FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
           /S/ GERALD M. LEVIN              Director of each Registrant and Chairman of       March 25, 1997
 .........................................    the Board and Chief Executive Officer of
            (GERALD M. LEVIN)                 each Registrant (Principal Executive
                                              Officer)

         /S/ RICHARD J. BRESSLER            Director of ATC and WCI, Senior Vice              March 25, 1997
 .........................................    President and Chief Financial Officer of
          (RICHARD J. BRESSLER)               each Registrant (Principal Financial
                                              Officer)

           /S/ JOHN A. LABARCA              Vice President and Controller of each             March 25, 1997
 .........................................    Registrant (Principal Accounting Officer)
            (JOHN A. LABARCA)

            /S/ PETER R. HAJE               Director of each Registrant                       March 25, 1997
 .........................................
             (PETER R. HAJE)

          /S/ RICHARD D. PARSONS            Director of each Registrant                       March 25, 1997
 .........................................
           (RICHARD D. PARSONS)

        TIME WARNER ENTERTAINMENT COMPANY L.P. AND TWE GENERAL PARTNERS
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                   ----------------
                                                                                                             TWE
                                                                                                           GENERAL
                                                                                                   TWE     PARTNERS
                                                                                                   ----    --------

Management's Discussion and Analysis of Results of Operations and Financial Condition...........    F-2      F-39
Consolidated Financial Statements:
     Balance Sheets.............................................................................   F-11      F-44
     Statements of Operations...................................................................   F-12      F-46
     Statements of Cash Flows...................................................................   F-13      F-49
     Statements of Partnership Capital and Shareholders' Equity.................................   F-14      F-52
     Notes to Consolidated Financial Statements.................................................   F-15      F-56
Report of Independent Auditors..................................................................   F-35      F-75
Selected Financial Information..................................................................   F-36      F-76
Quarterly Financial Information.................................................................   F-37
Financial Statement Schedule II -- Valuation and Qualifying Accounts............................   F-38      F-77

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     TWE  classifies  its  business  interests  into  three  fundamental  areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

STRATEGIC INITIATIVES

SIGNIFICANT TRANSACTIONS

     During the past two years, TWE and Time Warner have pursued significant, strategic initiatives that have resulted in the expansion of their interests in the cable television business. These initiatives were part of a strategy to expand the operation of large geographic clusters of cable television systems in an effort to achieve economies of scale in the development and distribution of new and expanded services. Over the same period, management also engaged in a program to improve the financial condition of TWE, as well as to increase its overall financial flexibility, through the initiation of a debt reduction program and the refinancing of its bank debt. In connection with these strategic objectives, TWE and Time Warner completed a number of transactions in 1996 that have had an effect on TWE's results of operations and financial condition. Such transactions include:

      The acquisition by Time Warner of Cablevision Industries Corporation and related companies ('CVI') on January 4, 1996 (the 'CVI Acquisition'), which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. As of December 31, 1996, Time Warner Cable served approximately 12.3 million subscribers, passing nearly 20% of the television homes in the U.S.

      The 1996 closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $150 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ('Six Flags') and the expected 1997 sale of its interest in E! Entertainment Television, Inc., TWE has raised over $1 billion for debt reduction.

     The nature of these transactions and their impact on the results of operations and financial condition of TWE are further discussed below.

CABLE STRATEGY

     Over the past two years, TWE and Time Warner have combined with or acquired cable television systems serving approximately 3.7 million subscribers, which, along with internal growth, has increased the total number of subscribers under the management of Time Warner Cable to 12.3 million from 7.5 million subscribers at the end of 1994. This expansion strategy has also extended Time Warner Cable's reach of cable television systems to neighborhoods passing 19 million homes or close to 20% of television homes in the U.S. In addition, there are now 34 geographic clusters of cable television systems serving over 100,000 subscribers each, including key markets such as New York City, northern New York State, central Florida and North Carolina. Excluding Time Warner's systems, TWE owns or manages cable television systems serving 10 million subscribers, with 31 geographic clusters serving over 100,000 subscribers each. Management believes that the improved concentration of its subscriber base will provide for sustained revenue growth from new and expanded services, and provide certain economies of scale relating to the upgrade of the technological capabilities of Time Warner Cable's cable television systems.

     TWE and Time Warner's current strategy is to restructure their cable television systems, so far as practicable and on a tax-efficient basis, to enable such interests to be self-financed. As part of this strategy, TWE and Time Warner are seeking to reduce their economic interests in the cable television business in order to

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

reduce existing debt and their share of future funding requirements related to the cable operations. The primary alternative being pursued is a restructuring of TWE that would decrease Time Warner's cable interests in TWE and increase Time Warner's interests in TWE's entertainment and cable networks. Any TWE restructuring depends, among other things, upon successful negotiations with U S WEST and other third parties, a renegotiation of certain credit arrangements, including the 1995 Credit Agreement, and consents or approvals from cable television franchise and other regulatory authorities. In addition to, or in lieu of, a TWE restructuring, other alternatives remain available to Time Warner to advance these goals, some of which would not require U S WEST consent but would still require other third party, franchise and regulatory approvals. There is no assurance that any of these efforts will succeed.

USE OF EBITDA

     The following comparative discussion of the results of operations and financial condition of TWE includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ('EBITDA') in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In connection with management's strategic initiatives, TWE completed a number of transactions in 1995 which have affected the comparability of its results of operations and financial condition. These transactions include the formation of the TWE-Advance/Newhouse Partnership, the consolidation of Paragon, the refinancing of its bank debt, the reacquisition of the Time Warner Service Partnership Assets and certain asset sales, including the sale of 51% of TWE's interest in Six Flags, all of which are more fully discussed herein. Such transactions are collectively referred to herein as the 'TWE Transactions'.

     In order to enhance comparability, the following discussion of results of operations for TWE is supplemented by pro forma financial information that gives effect to the TWE Transactions as if such transactions had occurred at the beginning of 1995. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1995, nor are they necessarily indicative of future operating results.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

RESULTS OF OPERATIONS

1996 VS. 1995

     EBITDA and operating income for TWE in 1996 and 1995 are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                                    OPERATING
                                                                                EBITDA               INCOME
                                                                           -----------------     ---------------
                                                                            1996       1995       1996      1995
                                                                           ------     ------     ------     ----
                                                                                        (MILLIONS)

Filmed Entertainment....................................................   $  525     $  459     $  242     $228
Six Flags Theme Parks(1)................................................       --         60         --       29
Broadcasting-The WB Network.............................................      (98)       (66)       (98)     (66)
Cable Networks-HBO......................................................      350        291        328      274
Cable...................................................................    1,536      1,255        606      495
                                                                           ------     ------     ------     ----
Total...................................................................   $2,313     $1,999     $1,078     $960
                                                                           ------     ------     ------     ----
                                                                           ------     ------     ------     ----

------------

(1) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     TWE had revenues of $10.852 billion and net income of $210 million for the year ended December 31, 1996, compared to revenues of $9.517 billion, income of $97 million before an extraordinary loss on the retirement of debt and net income of $73 million for the year ended December 31, 1995.

     On a pro forma basis, giving effect to the TWE Transactions as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, EBITDA of $2.031 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million. No pro forma financial information has been presented for TWE for the year ended December 31, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

     As discussed more fully below, TWE's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in operating income generated by its business segments, interest savings due to lower floating interest rates and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by favorable comparisons as 1996 more fully benefited from the interest savings on lower average debt levels related to management's ongoing debt reduction program.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $70 million in the year ended December 31, 1996, and $86 million in the year ended December 31, 1995, have been
provided   for  the  operations   of  TWE's  domestic   and  foreign  subsidiary
corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $5.639 billion, compared to $5.069 billion in 1995. EBITDA increased to $525 million from $459 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $283 million in 1996 and $231 million in 1995. Operating income increased to $242 million from $228 million. Revenues benefited from increases in worldwide home video, television distribution and consumer products operations, offset in part by lower international theatrical revenues. EBITDA and operating income benefited principally from the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization principally related to the 1996 summer opening of an international theme park in Germany.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting -- The WB Network. The WB Network recorded an operating loss of $98 million on $87 million of revenues in 1996, compared to an operating loss of $66 million on $33 million of revenues in 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.763 billion in 1996, compared to $1.593 billion in 1995. EBITDA increased to $350 million from $291 million. Depreciation and amortization amounted to $22 million in 1996 and $17 million in 1995. Operating income increased to $328 million from $274 million. Revenues benefited primarily from a significant increase in subscriptions to 32.4 million from 29.7 million at the end of 1995. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.851 billion in 1996, compared to $3.005 billion in 1995. EBITDA increased to $1.536 billion from $1.255 billion. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $930 million in 1996 and $760 million in 1995. Operating income increased to $606 million from $495 million. The 1996 Cable operating results increased as a result of the full year effect from the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and the consolidation of Paragon Communications effective as of July 6, 1995.

     On a pro forma basis, TWE's Cable division had 1995 revenues of $3.368 billion, EBITDA of $1.346 billion, depreciation and amortization of $818 million and operating income of $528 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and increases in pay-per-view and advertising revenues. EBITDA and operating income increased principally as a result of revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $522 million in 1996, compared to $580 million in 1995. Interest expense decreased to $475 million, compared to $571 million in 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $47 million in 1996 compared to other expense, net, of $9 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, and lower aggregate gains on the sale of certain unclustered cable systems and other investments. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1995 VS. 1994

     EBITDA and operating income for TWE in 1995 and 1994 are as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                                     OPERATING
                                                                                  EBITDA              INCOME
                                                                             -----------------     -------------
                                                                              1995       1994      1995     1994
                                                                             ------     ------     ----     ----
                                                                                         (MILLIONS)

Filmed Entertainment-Warner Bros..........................................   $  459     $  407     $228     $201
Six Flags Theme Parks(1)..................................................       60        135       29       56
Broadcasting-the WB Network...............................................      (66)        --      (66)      --
Cable Network-HBO.........................................................      291        255      274      236
Cable.....................................................................    1,255        994      495      355
                                                                             ------     ------     ----     ----
Total.....................................................................   $1,999     $1,791     $960     $848
                                                                             ------     ------     ----     ----
                                                                             ------     ------     ----     ----

------------

(1) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     TWE had revenues of $9.517 billion, income of $97 million before an extraordinary loss on the retirement of debt and net income of $73 million for the year ended December 31, 1995, compared to revenues of $8.460 billion and net income of $161 million for the year ended December 31, 1994. The decrease in net income in 1995 was principally related to a $24 million extraordinary loss on the retirement of debt and higher depreciation and amortization relating to increased capital spending.

     As discussed more fully below, TWE's operating results in 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership) and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems and other investments, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $86 million in the year ended December 31, 1995, and $40 million in the year ended December 31, 1994, have been
provided   for  the  operations   of  TWE's  domestic   and  foreign  subsidiary
corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $5.069 billion, compared to $4.476 billion in 1994. EBITDA increased to $459 million from $407 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $231 million in 1995 and $206 million in 1994. Operating income increased to $228 million from $201 million. Revenues benefited from increases in worldwide theatrical, home video, consumer products and television distribution operations. Worldwide theatrical and domestic home video revenues in 1995 were led by the success of Batman Forever. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $557 million in 1994. EBITDA decreased to $60 million from $135 million. Depreciation and amortization amounted to $31 million in 1995 and $79 million in 1994. Operating income decreased to $29 million from $56 million.

     Broadcasting-The WB Network. The WB Network was launched in January 1995, and generated $66 million of operating losses on $33 million of revenues. The operating loss was mitigated by a favorable legal

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

settlement, as well as by funding from a limited partner admitted as of August 1995. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.593 billion, compared to $1.494 billion in 1994. EBITDA increased to $291 million from $255 million. Depreciation and amortization amounted to $17 million in 1995 and $19 million in 1994. Operating income increased to $274 million from $236 million. Revenues benefited primarily from an increase in subscriptions to 29.7 million from 27 million at the end of 1994, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. The 1995 Cable operating results reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Revenues increased to $3.005 billion, compared to $2.220 billion in 1994. EBITDA increased to $1.255 billion from $994 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $760 million in 1995 and $639 million in 1994. Operating income increased to $495 million from $355 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership and the consolidation of Paragon. Excluding such effects, revenues benefited from an increase in basic cable subscribers and increases in nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the full year impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $580 million in 1995, compared to $587 million in 1994. Interest expense increased to $571 million, compared to $563 million in 1994, principally as a result of higher short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements, offset in part by interest savings in the last quarter of 1995 on lower debt levels related to management's asset sales program. Other expense, net, decreased to $9 million in 1995 from $24 million in 1994, principally because of an increase in investment-related income related to gains on the sale of certain unclustered cable systems and other investments.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1996

1996 FINANCIAL CONDITION

     At December 31, 1996, TWE had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents increased to $216 million at December 31, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.5 billion and $6 billion, respectively.

DEBT REDUCTION PROGRAM

     In conjunction with Time Warner and as part of a continuing strategy to enhance the financial position and credit statistics of TWE, an asset sales program was initiated by Time Warner and TWE in 1995. Including the sale of 51% of TWE's interest in Six Flags in June 1995, the sale of certain unclustered cable systems and the

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

expected 1997 sale of TWE's interest in E! Entertainment Television, Inc., TWE has raised over $1 billion for debt reduction.

CREDIT STATISTICS

     The combination of asset sales and the debt refinancing is intended to strengthen the financial position of TWE and, when taken together with EBITDA growth, is expected to continue the improvement of TWE's overall credit statistics. These credit statistics consist of commonly-used liquidity measures such as leverage and coverage ratios. The leverage ratio represents the ratio of total debt, less cash ('Net debt') to total business segment EBITDA, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios, on a historical basis for 1996 and 1994 and on a pro forma basis for 1995 are as set forth below:

                                                                                HISTORICAL    PRO FORMA     HISTORICAL
                                                                                   1996        1995(a)         1994
                                                                                ----------    ---------     ----------

Net debt/Adjusted EBITDA.....................................................      2.4x          3.0x          3.5x
Adjusted EBITDA/Interest.....................................................      4.7x          3.7x          3.1x

------------
 (a) Pro forma ratios for 1995 give effect to the TWE Transactions as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end Net debt levels.

CASH FLOWS

     In 1996, TWE's cash provided by operations amounted to $1.912 billion and reflected $2.313 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses and $255 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $513 million of interest payments, $74 million of income taxes and $69 million of corporate expenses. Cash provided by operations of $1.519 billion in 1995 reflected $1.999 billion of business segment EBITDA and $230 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $571 million of interest payments, $75 million of income taxes and $64 million of corporate expenses.

     Cash used by investing activities increased to $1.253 billion in 1996, compared to $688 million in 1995, principally as a result of a $438 million decrease in investment proceeds realized in 1995 relating to management's debt reduction program and higher capital expenditures. Capital expenditures increased to $1.719 billion in 1996, compared to $1.535 billion in 1995, principally as a result of higher capital spending by the Cable Division.

     Cash used by financing activities was $652 million in 1996, compared to $1.693 billion in 1995, principally as a result of a lower level of debt reduction realized in 1996 in connection with management's debt reduction program and a $860 million decrease in distributions paid to Time Warner, offset in part by a $433 million decrease in collections on the note receivable from U S WEST.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.348 billion in 1996, compared to $1.178 billion in 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million in 1996 and $602 million in 1995. Capital spending by TWE's Cable division for 1997 is budgeted to be steady at approximately $1.4 billion and is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

OFF-BALANCE SHEET ASSETS

     As discussed below, TWE believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating TWE's financial condition and prospects for future results of operations, including its ability to meet its capital and liquidity needs.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant amount of internally-generated intangible assets whose value is not fully reflected in the consolidated balance sheet. Such intangible assets extend across TWE's principal business interests, but are best exemplified by its interest in Warner Bros.' and HBO's copyrighted film and television product libraries, and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because TWE owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and potentially the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

WARNER BROS. BACKLOG

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.502 billion at December 31, 1996, compared to $1.056 million at December 31, 1995 (including amounts relating to TWE's cable television networks of $189 million and $175 million, respectively, and to Time Warner's cable television networks of $274 million at December 31, 1996). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

domestic syndication, as well as for exhibition on Time Warner's cable television networks beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1996, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to
TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates. Of Time Warner's $343 million net sale contract position, none of the foreign exchange purchase contracts and $102 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $113 million of foreign currencies at December 31, 1995.

     See Note 10 to the accompanying consolidated financial statements for a more comprehensive description of TWE's foreign currency risk management activities.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                                  1996         1995
                                                                                                 -------      -------

ASSETS
CURRENT ASSETS
Cash and equivalents..........................................................................   $   216      $   209
Receivables, including $383 and $354 million due from Time Warner,
  less allowances of $373 and $365 million....................................................     1,637        1,635
Inventories...................................................................................     1,134          904
Prepaid expenses..............................................................................       159          161
                                                                                                 -------      -------
Total current assets..........................................................................     3,146        2,909

Noncurrent inventories........................................................................     2,263        1,909
Loan receivable from Time Warner..............................................................       400          400
Investments...................................................................................       351          383
Property, plant and equipment, net............................................................     5,999        5,205
Cable television franchises...................................................................     3,054        3,360
Goodwill......................................................................................     3,996        4,119
Other assets..................................................................................       764          620
                                                                                                 -------      -------
Total assets..................................................................................   $19,973      $18,905
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable..............................................................................   $   935      $   697
Participations and programming costs payable..................................................     1,393        1,090
Debt due within one year......................................................................         7           47
Other current liabilities, including $82 million in 1996 due to Time Warner...................     1,740        1,380
                                                                                                 -------      -------
Total current liabilities.....................................................................     4,075        3,214

Long-term debt................................................................................     5,676        6,137
Other long-term liabilities, including $138 and $198 million due to Time Warner...............     1,085          924
Minority interests............................................................................     1,020          726
Time Warner General Partners' Senior Capital..................................................     1,543        1,426

PARTNERS' CAPITAL
Contributed capital...........................................................................     7,537        7,522
Undistributed partnership earnings (deficit)..................................................      (963)        (875)
Note receivable from U S WEST.................................................................        --         (169)
                                                                                                 -------      -------
Total partners' capital.......................................................................     6,574        6,478
                                                                                                 -------      -------
Total liabilities and partners' capital.......................................................   $19,973      $18,905
                                                                                                 -------      -------
                                                                                                 -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                         1996         1995        1994
                                                                                        -------      ------      ------

Revenues (a).........................................................................   $10,852      $9,517      $8,460
                                                                                        -------      ------      ------

Cost of revenues (a)(b)..............................................................     7,441       6,597       5,976
Selling, general and administrative (a)(b)...........................................     2,333       1,960       1,636
                                                                                        -------      ------      ------

Operating expenses...................................................................     9,774       8,557       7,612
                                                                                        -------      ------      ------

Business segment operating income....................................................     1,078         960         848
Interest and other, net (a)..........................................................      (522)       (580)       (587)
Minority interest....................................................................      (207)       (133)         --
Corporate services (a)...............................................................       (69)        (64)        (60)
                                                                                        -------      ------      ------

Income before income taxes...........................................................       280         183         201
Income taxes.........................................................................       (70)        (86)        (40)
                                                                                        -------      ------      ------

Income before extraordinary item.....................................................       210          97         161
Extraordinary loss on retirement of debt.............................................        --         (24)         --
                                                                                        -------      ------      ------

Net income...........................................................................   $   210      $   73      $  161
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1996, 1995 and 1994, respectively: revenues-$198 million, $56 million and $112 million; cost of revenues-$(95) million, $(54) million and $(70) million; selling, general and administrative-$(38) million, $(61) million and $(72) million; interest and other, net-$30 million, $24 million and $21 million; and corporate expenses-$(69) million, $(64) million and $(60) million (Note 13).

(b) Includes depreciation and amortization expense of:...............................   $1,235       $1,039      $  943
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1996         1995         1994
                                                                                       -------      -------      -------

OPERATIONS
Net income..........................................................................   $   210      $    73      $   161
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............................................        --           24           --
Depreciation and amortization.......................................................     1,235        1,039          943
Equity in (income) losses of investee companies, net of distributions...............        38           84           58
Changes in operating assets and liabilities:
    Receivables.....................................................................       (50)        (159)        (192)
    Inventories.....................................................................      (637)        (118)         (76)
    Accounts payable and other liabilities..........................................       970          679          400
    Other balance sheet changes.....................................................       146         (103)           2
                                                                                       -------      -------      -------

Cash provided by operations.........................................................     1,912        1,519        1,296
                                                                                       -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions........................................................      (146)        (203)        (156)
Capital expenditures................................................................    (1,719)      (1,535)      (1,153)
Investment proceeds.................................................................       612        1,050           50
Loan to Time Warner.................................................................        --           --         (400)
                                                                                       -------      -------      -------

Cash used by investing activities...................................................    (1,253)        (688)      (1,659)
                                                                                       -------      -------      -------

FINANCING ACTIVITIES
Borrowings..........................................................................       215        2,484          977
Debt repayments.....................................................................      (716)      (3,596)        (945)
Collections on note receivable from U S WEST........................................       169          602          234
Capital distributions...............................................................      (228)      (1,088)        (170)
Other...............................................................................       (92)         (95)          --
                                                                                       -------      -------      -------

Cash provided (used) by financing activities........................................      (652)      (1,693)          96
                                                                                       -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................         7         (862)        (267)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........................................       209        1,071        1,338
                                                                                       -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD...............................................   $   216      $   209      $ 1,071
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                    PARTNERS' CAPITAL
                                                  TIME WARNER    -------------------------------------------------------
                                                    GENERAL                     UNDISTRIBUTED       U S
                                                   PARTNERS'                     PARTNERSHIP        WEST         TOTAL
                                                    SENIOR       CONTRIBUTED      EARNINGS          NOTE       PARTNERS'
                                                    CAPITAL        CAPITAL        (DEFICIT)      RECEIVABLE     CAPITAL
                                                  -----------    -----------    -------------    ----------    ---------

BALANCE AT DECEMBER 31, 1993...................     $ 1,536        $ 7,398          $(393)        $ (1,005)     $ 6,000
Net income.....................................                                       161                           161
Distributions (a)..............................                                       (46)                          (46)
Allocation of income...........................         127                          (127)                         (127)
Collections....................................                                                        234          234
Other..........................................                                        11                            11
                                                  -----------    -----------        -----        ----------    ---------
BALANCE AT DECEMBER 31, 1994...................       1,663          7,398           (394)            (771)       6,233
Net income.....................................                                        73                            73
Distributions (a)..............................        (366)                         (421)                         (421)
Reacquisition of Time Warner Service
  Partnership Assets (b).......................                        124                                          124
Allocation of income...........................         129                          (129)                         (129)
Collections....................................                                                        602          602
Other..........................................                                        (4)                           (4)
                                                  -----------    -----------        -----        ----------    ---------
BALANCE AT DECEMBER 31, 1995...................       1,426          7,522           (875)            (169)       6,478
Net income.....................................                                       210                           210
Distributions (a)..............................                                      (199)                         (199)
Capital contributions..........................                         15                                           15
Allocation of income...........................         117                          (117)                         (117)
Collections....................................                                                        169          169
Other..........................................                                        18                            18
                                                  -----------    -----------        -----        ----------    ---------
BALANCE AT DECEMBER 31, 1996...................     $ 1,543        $ 7,537          $(963)        $     --      $ 6,574
                                                  -----------    -----------        -----        ----------    ---------
                                                  -----------    -----------        -----        ----------    ---------

------------
(a) Distributions in 1996, 1995 and 1994 included $215 million, $346 million and $173 million, respectively, of accrued tax-related distributions.
    Previously-accrued stock option distributions of $16 million and $177 million were reversed in 1996 and 1994 because the market price of Time Warner common stock declined during the period and stock option distributions of $50 million were accrued in 1995 because of an increase in the market price of Time Warner common stock. Distributions in 1995 and 1994 included $25 million and $50 million of cash distributions to the Time Warner Service Partnerships, respectively. In addition, Time Warner General Partners' Senior Capital was reduced in 1995 by a $366 million distribution of partnership income previously allocated to such interest.

(b) Time Warner General Partners' Series B Capital was increased in 1995 by the $124 million historical cost of the Time Warner Service Partnership Assets reacquired by TWE.

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), classifies its business interests into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Each of the business interests within Entertainment, Cable Networks and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 11). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations.
The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ('Time Warner')* $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $436 million in 1996, $444 million in 1995 and $478 million in 1994.

     Subsidiaries of Time Warner are the general partners of TWE ('Time Warner General Partners'). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST'), which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note Receivable') that was fully collected during 1996.

BASIS OF PRESENTATION

     The consolidated financial statements of TWE reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ('Six Flags')
effective  as  of  June  23,  1995  and  (iii)  the  consolidation  of   Paragon

------------

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to 'Time Warner' refer to Old Time Warner.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Communications   ('Paragon')   effective   as   of   July   6,   1995.   Certain
reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the 'Beneficial Assets'), the Time Warner General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the Time Warner General Partners, at the limited partners' option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that have not been contributed to TWE, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements include the assets and liabilities of the businesses contributed by the Time Warner General Partners, including the Beneficial Assets and associated liabilities, all at Time Warner's historical cost basis of accounting.

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The   consolidated  financial  statements  include   100%  of  the  assets,
liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a direct and indirect controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company.
Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 13).

     Investments in companies in which TWE has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only TWE's share of the investee's earnings is included in the consolidated operating results,  and  only  the  dividends, cash  distributions,  loans  or  other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

FOREIGN CURRENCY

     The financial position and operating results of substantially all of the foreign operations of TWE are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in partners' capital. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivables and film inventory recorded as assets in the consolidated balance sheet. Accounts receivables and sales related to the distribution of home video product in the filmed entertainment industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of accounts receivables and individual films and television product may change based on actual results and other factors.

REVENUES AND COSTS

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release and thereafter with respect to distribution to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

     Television films and series are initially produced for the networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $1.502 billion and $1.056 billion at December 31, 1996 and 1995, respectively (including amounts relating to the licensing of film product to TWE's cable television networks of $189 million and $175 million, respectively, and to Time Warner's cable television networks of $274 million at December 31, 1996).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost includes direct production and acquisition costs, production overhead and capitalized interest. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ('Library'). The Library is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

     A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided. The cost of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ('programming costs') generally is recorded when the programming is initially available for exhibition, and is allocated to the appropriate availability periods and amortized as the programming is exhibited.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING

     In accordance with the Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market for which such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $332 million in 1996, $241 million in 1995 and $190 million in 1994.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures, cable television equipment and other equipment. Property, plant and equipment consists of:

                                                                                                  DECEMBER 31,
                                                                                               -------------------
                                                                                                1996        1995
                                                                                               -------     -------
                                                                                                   (MILLIONS)

Land and buildings..........................................................................   $   780     $   732
Cable television equipment..................................................................     6,602       5,859
Furniture, fixtures and other equipment.....................................................     2,129       1,752
                                                                                               -------     -------
                                                                                                 9,511       8,343
Less accumulated depreciation...............................................................    (3,512)     (3,138)
                                                                                               -------     -------
Total.......................................................................................   $ 5,999     $ 5,205
                                                                                               -------     -------
                                                                                               -------     -------

     Effective January 1, 1996, TWE adopted FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' ('FAS 121') which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on TWE's financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing amount of intangible assets, including goodwill, cable television franchises and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally-generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally-generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises and other intangible assets are amortized over periods up to twenty years using the straight-line method. In 1996, 1995 and 1994, amortization of goodwill amounted to $123 million, $127 million and $129 million, respectively; amortization of cable television franchises amounted to $225 million, $223 million and $208 million, respectively; and amortization of other intangible assets amounted to $88 million, $94 million and $141 million, respectively. Accumulated amortization of intangible assets at December 31, 1996 and 1995 amounted to $2.623 billion and $2.337 billion, respectively.

     TWE separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method of accounting for income taxes prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.'

2.  ACQUISITIONS AND DISPOSITIONS

TWE-ADVANCE/NEWHOUSE PARTNERSHIP

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ('Primestar'). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning on April 1, 1998, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

PRO FORMA FINANCIAL INFORMATION

     The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the formation of the TWE-Advance/Newhouse Partnership, (ii) the refinancing of approximately $2.6 billion of bank debt (Note 5), (iii) the consolidation of Paragon, (iv) the reacquisition of the Time Warner Service Partnership Assets (Note 7), (v) the sale of 51% of TWE's interest in Six Flags and (vi) the sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, depreciation and amortization of $1.069 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million. No pro forma information has been presented for 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

3.  INVENTORIES

    TWE's inventories consist of:

                                                                                     DECEMBER 31,
                                                                   -------------------------------------------------
                                                                            1996                       1995
                                                                   ----------------------     ----------------------
                                                                   CURRENT     NONCURRENT     CURRENT     NONCURRENT
                                                                   -------     ----------     -------     ----------
                                                                                      (MILLIONS)
Film costs:
     Released, less amortization................................   $  544        $  535       $  529        $  437
     Completed and not released.................................      168            42           74            22
     In process and other.......................................       21           704           11           396
     Library, less amortization.................................       --           664           --           717
Programming costs, less amortization............................      319           318          219           337
Merchandise.....................................................       82            --           71            --
                                                                   -------       ------       -------       ------
Total...........................................................   $1,134        $2,263       $  904        $1,909
                                                                   -------       ------       -------       ------
                                                                   -------       ------       -------       ------

     Excluding  the  Library,  the  total cost  incurred  in  the  production of theatrical and television films amounted to $2.543 billion in 1996, $2.011 billion in 1995 and $1.667 billion in 1994; and the total cost amortized amounted to $1.998 billion, $2 billion and $1.640 billion, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1996 amounted to $1.289 billion, more than 90% of which is expected to be amortized within three years after release.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INVESTMENTS

    TWE's investments consist of:

                                                                                                   DECEMBER 31,
                                                                                                -------------------
                                                                                                 1996        1995
                                                                                                -------     -------
                                                                                                    (MILLIONS)
Equity method investments....................................................................    $ 298       $ 335
Cost method investments......................................................................       53          48
                                                                                                 -----       -----
Total........................................................................................    $ 351       $ 383
                                                                                                 -----       -----
                                                                                                 -----       -----

     Companies accounted for using the equity method include Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), Primestar (31% owned), Six Flags (49% owned), certain international cable and programming joint ventures (generally 25% owned) and Courtroom Television Network (33% owned in 1996 and 1995). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1996       1995       1994
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)

Revenues..........................................................................   $1,823     $1,450     $  722
Depreciation and amortization.....................................................      197        195        125
Operating income (loss)...........................................................       62         (9)        11
Net loss..........................................................................     (138)      (168)       (53)
Current assets....................................................................      624        455        192
Total assets......................................................................    3,193      2,416      1,281
Current liabilities...............................................................      431        405        305
Long-term debt....................................................................    2,853      1,778        554
Total liabilities.................................................................    2,829      2,323        926
Total shareholders' equity or partners' capital...................................      340         93        355

5.  LONG-TERM DEBT

    Long-term debt consists of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1996       1995
                                                                                                ------     ------
                                                                                                   (MILLIONS)

Credit agreement, weighted average interest rates of 6.1% and 6.4%...........................   $1,555     $2,185
Commercial paper, weighted average interest rates of 5.8% and 6.2%...........................      310        157
9 5/8% notes due May 1, 2002.................................................................      600        600
7 1/4% debentures due September 1, 2008......................................................      599        599
10.15% notes due May 1, 2012.................................................................      250        250
8 7/8% notes due October 1, 2012.............................................................      347        347
8 3/8% debentures due March 15, 2023.........................................................      991        991
8 3/8% debentures due July 15, 2033..........................................................      994        994
Other........................................................................................       30         14
                                                                                                ------     ------
Total........................................................................................   $5,676     $6,137
                                                                                                ------     ------
                                                                                                ------     ------

     In June 1995, TWE, the TWE-Advance/Newhouse Partnership and a wholly-owned subsidiary of Time Warner ('TWI Cable') executed a five-year revolving credit facility (the '1995 Credit Agreement'). The 1995

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Credit Agreement enabled such entities to refinance certain indebtedness assumed in certain cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     The 1995 Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity in June 2000. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the applicable borrower. Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. The 1995 Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     In July 1995, TWE borrowed approximately $2.6 billion under the 1995 Credit Agreement to repay and terminate its pre-existing bank credit agreement. In connection therewith, TWE recognized an extraordinary loss of $24 million to write-off deferred financing costs related to the former credit agreement.

     As a result of the Six Flags transaction, long-term debt was reduced by approximately $850 million in 1995, including the deconsolidation of Six Flags' 9.25% zero coupon notes due in 1999. Such zero coupon notes have been guaranteed by TWE.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the unanimous consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees prior to June 30, 1997, and the consent of a majority of such holders to effect a termination thereafter. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors.

     Interest expense was $475 million in 1996, $571 million in 1995 and $563 million in 1994. The weighted average interest rate on TWE's total debt was 7.8% and 7.7% at December 31, 1996 and 1995, respectively.

     TWE has the intent and the ability under the 1995 Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis. TWE is not obligated to repay any portion of its long-term debt until the year 2000, when the 1995 Credit Agreement expires and all borrowings thereunder, including commercial paper supported by the 1995 Credit Agreement, are required to be repaid.

6.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                  YEARS ENDED DECEMBER 31,
                                ----------------------------
                                  1996      1995      1994
                                --------  --------  --------
                                         (MILLIONS)

Domestic......................  $   263   $   191   $    242
Foreign.......................       17        (8)       (41)
                                --------  --------  --------
Total.........................  $   280   $   183   $    201
                                --------  --------  --------
                                --------  --------  --------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                             YEARS ENDED DECEMBER 31,
                           ----------------------------
                             1996      1995      1994
                           --------  --------  --------
                                    (MILLIONS)
Federal:
     Current(1)..........  $     4   $     7   $      6
     Deferred............       (3)       (5)        (2)
Foreign:
     Current(2)..........       86        74         53
     Deferred............      (21)        6        (16)
State and local:
     Current.............        5         7         14
     Deferred............       (1)       (3)       (15)
                           --------  --------  --------
Total income taxes.......  $    70   $    86   $     40
                           --------  --------  --------
                           --------  --------  --------

------------

(1) Includes utilization of Six Flags' tax carryforwards in the amount of $16 million in 1995 and $35 million in 1994.
(2) Includes foreign withholding taxes of $54 million in 1996, $60 million in 1995 and $44 million in 1994.

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $8.1 billion at December 31, 1996, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

7.  TWE PARTNERS' CAPITAL

     Each partner's interest in TWE consists of the initial priority capital and residual equity amounts that were assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership, as adjusted for the fair value of certain assets distributed by TWE to the Time Warner General Partners in 1993 which were not subsequently reacquired by TWE in 1995 ('Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together with any previously allocated net partnership income, provides for the various priority capital rates of return specified in the table below. The sum of Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Contributed Capital, ownership of Contributed Capital and Cumulative Priority Capital at December 31, 1996 and priority capital rates of return thereon is set forth below:

                                                                         PRIORITY       TIME       LIMITED PARTNERS
                                                          CUMULATIVE     CAPITAL       WARNER    ---------------------
                                            CONTRIBUTED    PRIORITY      RATES OF     GENERAL                     U S
PRIORITY OF CONTRIBUTED CAPITAL             CAPITAL(a)     CAPITAL      RETURN(b)     PARTNERS    TIME WARNER    WEST
------------------------------------------  -----------   ----------   ------------   --------   -------------   -----
                                                   (BILLIONS)          (% PER ANNUM            (OWNERSHIP %)
                                                                        COMPOUNDED
                                                                        QUARTERLY)
Senior Capital............................     $ 1.4         $1.5(c)        8.00%      100.00%          --          --
Series A Capital..........................       5.6          9.9          13.00%(d)    63.27%       11.22%      25.51%
Series B Capital..........................       2.9(g)       5.2          13.25%(e)   100.00%          --          --
Residual Capital..........................       3.3(g)       3.3(f)          -- (f)    63.27%       11.22%      25.51%

------------
(a) Excludes partnership income or loss allocated thereto.
(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.
(c) Net of $366 million of partnership income distributed in 1995 representing the priority capital return thereon through June 30, 1995.
(d) 11.00% to the extent concurrently distributed.
(e) 11.25% to the extent concurrently distributed.
(f) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.
(g) The Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Contributed Capital is based on the fair value of the net assets that each partner contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic  burden of  the income  tax consequences  of partnership  operations is borne as though the partnership were taxed as a corporation ('special tax allocations'), then to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Contributed Capital of, the Residual Capital, Series B
Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The TWE partnership agreement provides, under certain circumstances, for the distribution of partnership income allocated to the Senior Capital owned by the Time Warner General Partners. Pursuant to such provision, $366 million of partnership income was distributed to the Time Warner General Partners in 1995. Beginning on July 1, 1997, the Senior Capital and, to the extent not previously distributed, partnership income allocated thereto is required to be distributed in three annual installments, with the initial distribution expected to be approximately $535 million. The Series B Capital owned by subsidiaries of Time Warner may be increased if

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

certain operating performance targets are achieved over a five-year period ending on December 31, 1996 and a ten-year period ending on December 31, 2001. Although satisfaction of the ten-year operating performance target is indeterminable at this time, the five-year target was not attained.

     U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

     Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

     In September 1993, certain assets of TWE were distributed to the Time Warner General Partners and were owned and operated by other partnerships (the 'Time Warner Service Partnerships') in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. This distribution was recorded for financial statement purposes based on the $95 million historical cost of such assets and, for partnership agreement purposes, Time Warner General Partners' Series B Capital was reduced by approximately $300 million. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the 'Time Warner Service Partnership Assets') in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to the reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE was required to make quarterly cash distributions of Series B Capital in the amount of $12.5 million to the Time Warner General Partners ('TWSP Distributions'), which the General Partners were then required to contribute to the Time Warner Service Partnerships. TWE paid TWSP Distributions to the Time Warner General Partners in the amount of $25 million and $50 million in 1995 and 1994, respectively, which were recorded as reductions of Time Warner General Partners' Series B Capital.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $27.75, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1996 and 1995, TWE had recorded a liability for Stock Option Distributions of $93 million and $122 million, respectively, based on the unexercised options and the market prices at such dates of $37.50 and $37.875, respectively, per Time Warner common share. TWE paid Stock Option Distributions to Time Warner in the amount of $13 million, $17 million and $5 million in 1996, 1995 and 1994, respectively.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions were previously subject to restrictions until July 1995 and are now paid to

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Time Warner General Partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $215 million, $680 million and $115 million in 1996, 1995 and 1994, respectively.

     In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement ('Excess Cash Distribution'). Assuming that no additional partnership interests are issued to new partners and that certain cash distribution thresholds are met, cash distributions other than Stock Option Distributions, Tax Distributions and Senior Capital Distributions will in the aggregate be made 63.27% to the Time Warner General Partners, 11.22% to Time Warner and 25.51% to U S WEST prior to June 30, 1998; thereafter, the Time Warner General Partners will be entitled to additional distributions with respect to Series B Capital. If aggregate distributions made to the limited partners, generally from all sources, have not reached approximately $800 million by June 30, 1997, cash distributions to the Time Warner General Partners with respect to the Time Warner General Partners' Series A Capital and Residual Capital, other than Stock Option Distributions and Tax Distributions, will be deferred until such threshold is met. Similarly, if such aggregate distributions to the limited partners have not reached approximately $1.6 billion by June 30, 1998, cash distributions with respect to Series B Capital will be deferred until such threshold is met. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1996, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

8.  STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards during 1995 and 1996 under those plans consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                            YEARS ENDED DECEMBER 31,
                           --------------------------
                               1996          1995
                           ------------  ------------
                                 (IN MILLIONS)
Net income:
     As reported.........     $ 210       $ 73
                              -----       ----
                              -----       ----
     Pro forma...........     $ 193       $ 68
                              -----       ----
                              -----       ----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since TWE's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to TWE employees in 1996 and 1995, respectively: dividend yields of 1% in both periods; expected volatility of 21.7% and 22.3%, risk-free interest rates of 5.7% and 6.6%; and expected lives of 5 years in both periods. The weighted average fair value of an option granted to TWE employees during the year was $10.43 and $11.46 for the years ended December 31, 1996 and 1995, respectively. The weighted average exercise price and fair value of an option granted during the year at prices exceeding the market price of the stock on the date of grant are $48.51 and $6.82, respectively.

     A summary of stock option activity with respect to employees of TWE is as follows:

                                                                                                      WEIGHTED-
                                                                                           THOUSANDS   AVERAGE
                                                                                              OF      EXERCISE
                                                                                            SHARES      PRICE
                                                                                           ---------  ---------
Balance at January 1, 1994...............................................................    26,880   $   31.54
Granted..................................................................................     3,856       36.73
Exercised................................................................................      (437)      19.71
Cancelled(a).............................................................................      (101)      35.81
                                                                                           ---------
Balance at December 31, 1994.............................................................    30,198   $   32.36
Granted..................................................................................     2,141       38.13
Exercised................................................................................    (1,316)      27.31
Cancelled(a).............................................................................    (2,488)      29.69
                                                                                           ---------
Balance at December 31, 1995.............................................................    28,535   $   33.26
Granted..................................................................................     4,510       42.48
Exercised................................................................................    (1,242)      28.67
Cancelled(a).............................................................................    (1,492)      31.37
                                                                                           ---------
Balance at December 31, 1996.............................................................    30,311   $   34.91
                                                                                           ---------
                                                                                           ---------

------------

(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                                                                                            DECEMBER 31,
                                                                                           --------------
                                                                                        1996    1995    1994
                                                                                       ------  ------  ------
                                                                                             (THOUSANDS)
Exercisable..........................................................................  22,772  21,846  21,318

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1996:

                                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                        --------------------------------------   ------------------------
                                                                        WEIGHTED-
                                                                         AVERAGE     WEIGHTED-                  WEIGHTED-
                                                           NUMBER       REMAINING    AVERAGE       NUMBER       AVERAGE
                                                        OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
               RANGE OF EXERCISE PRICES                 AT 12/31/96       LIFE         PRICE     AT 12/31/96      PRICE
------------------------------------------------------  ------------   -----------   ---------   ------------   ---------
                                                        (THOUSANDS)                              (THOUSANDS)

Under $17.............................................        455       3 years       $ 16.61          455       $ 16.61
$17.00 to $25.00......................................      3,124       3 years       $ 21.80        3,124       $ 21.80
$25.01 to $35.00......................................      6,564       5 years       $ 28.89        6,402       $ 28.75
$35.01 to $40.00......................................     11,547       5 years       $ 36.65        8,619       $ 36.22
$40.01 to $45.00......................................      7,621       7 years       $ 42.15        4,172       $ 42.18
$45.01 to $48.51......................................      1,000       9 years       $ 48.51           --       $    --
                                                           ------                                   ------
Total.................................................     30,311       5 years       $ 34.91       22,772       $ 32.84
                                                           ------                                   ------
                                                           ------                                   ------

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 7.

9.  BENEFIT PLANS

     TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warner's common stock represents approximately 5% and 6% of plan assets at December 31, 1996 and 1995, respectively.

     Pension expense included the following:

                                            YEARS ENDED DECEMBER 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
                                                   (MILLIONS)

Service cost............................  $    33   $    20   $     26
Interest cost...........................       28        21         24
Actual return on plan assets............      (27)      (55)         4
Net amortization and deferral...........        7        37        (21)
                                          --------  --------  --------
Total...................................  $    41   $    23   $     33
                                          --------  --------  --------
                                          --------  --------  --------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The status of funded pension plans is as follows:

                                                                                                           DECEMBER 31,
                                                                                                   ----------------------------
                                                                                                       1996            1995
                                                                                                   ------------    ------------
                                                                                                            (MILLIONS)

Accumulated benefit obligation (90% vested).....................................................       $212            $213
Effect of future salary increases...............................................................        124             111
                                                                                                       ----            ----
Projected benefit obligation....................................................................        336             324
Plan assets at fair value.......................................................................        284             247
                                                                                                       ----            ----
Projected benefit obligation in excess of plan assets...........................................        (52)            (77)
Unamortized actuarial losses....................................................................          1              60
Unamortized plan changes........................................................................          3               5
Other...........................................................................................         (2)             (3)
                                                                                                       ----            ----
Accrued pension expense.........................................................................       $(50)           $(15)
                                                                                                       ----            ----
                                                                                                       ----            ----

     The following assumptions were used in accounting for pension plans:

                                                                                         1996      1995      1994
                                                                                         ----      ----      ----

Weighted average discount rate........................................................   7.75%     7.25%      8.5%
Return on plan assets.................................................................      9%        9%        9%
Rate of increase in compensation levels...............................................      6%        6%        6%

     Certain domestic employees of TWE participate in multiemployer pension plans as to which the expense amounted to $30 million in 1996, $21 million in 1995 and $18 million in 1994. Employees in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain domestic employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $28 million in 1996, $25 million in 1995 and $23 million in 1994. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

10.  FINANCIAL INSTRUMENTS

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences related to cost method investments and other financial instruments which are not significant. The fair value of financial instruments, such as long-term debt and investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

LONG-TERM DEBT

     Based on the level of interest rates prevailing at December 31, 1996, the fair value of TWE's fixed-rate debt exceeded its carrying value by $181 million which represents an unrealized loss. Based on the level of interest rates prevailing at December 31, 1995, the fair value of TWE's fixed-rate debt exceeded its carrying value by $386 million, which represents an unrealized loss. Unrealized gains or losses related to the differences in the fair value and carrying value of TWE's long-term debt are not recognized unless such debt is retired prior to its maturity.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOREIGN EXCHANGE RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1996, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $343 million net sale contract position, none of the foreign exchange purchase contracts and $102 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (22%), German marks (11%) and Canadian dollars (19%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1996 and 1995. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1996, 1995 and 1994, TWE recognized $6 million in gains, $11 million in losses and $20 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

11.  SEGMENT INFORMATION

     TWE  classifies  its  business  interests  into  three  fundamental  areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below. The operating results of TWE reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1996        1995       1994
                                                                                    -------     ------     ------
                                                                                             (MILLIONS)
REVENUES(1)
Filmed Entertainment-Warner Bros. ...............................................   $ 5,639     $5,069     $4,476
Six Flags Theme Parks............................................................        --        227        557
Broadcasting-The WB Network......................................................        87         33         --
Cable Networks-HBO...............................................................     1,763      1,593      1,494
Cable............................................................................     3,851      3,005      2,220
Intersegment elimination.........................................................      (488)      (410)      (287)
                                                                                    -------     ------     ------
Total............................................................................   $10,852     $9,517     $8,460
                                                                                    -------     ------     ------
                                                                                    -------     ------     ------

------------

(1) Substantially all operations outside of the United States support the export of domestic products. Revenues include export sales of $2.134 billion in 1996, $1.982 billion in 1995 and $1.693 billion in 1994. Approximately 62% of export revenues are from sales to European customers.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                          1996      1995     1994
                                                                                         ------     ----     ----
                                                                                                (MILLIONS)
OPERATING INCOME
Filmed Entertainment-Warner Bros. ....................................................   $  242     $228     $201
Six Flags Theme Parks.................................................................       --       29       56
Broadcasting-The WB Network...........................................................      (98)     (66)      --
Cable Networks-HBO....................................................................      328      274      236
Cable.................................................................................      606      495      355
                                                                                         ------     ----     ----
Total.................................................................................   $1,078     $960     $848
                                                                                         ------     ----     ----
                                                                                         ------     ----     ----

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                         ----------------------------
                                                                                           1996      1995      1994
                                                                                         --------  --------  --------
                                                                                                  (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros.......................................................  $    158  $    107  $     71
Six Flags Theme Parks..................................................................        --        20        51
Broadcasting-The WB Network............................................................        --        --        --
Cable Networks-HBO.....................................................................        22        16        13
Cable..................................................................................       619       452       330
                                                                                         --------  --------  --------
Total..................................................................................  $    799  $    595  $    465
                                                                                         --------  --------  --------
                                                                                         --------  --------  --------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                          1996     1995     1994
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment-Warner Bros. .....................................................   $125     $124     $135
Six Flags Theme Parks..................................................................     --       11       28
Broadcasting-The WB Network............................................................     --       --       --
Cable Networks-HBO.....................................................................     --        1        6
Cable..................................................................................    311      308      309
                                                                                          ----     ----     ----
Total..................................................................................   $436     $444     $478
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----

------------

(1) Amortization includes amortization  relating to the  acquisitions of WCI  in
    1989   and  the  ATC  minority  interest  in  1992  and  to  other  business combinations accounted for by the purchase method.

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1996        1995        1994
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros..............................................   $ 8,057     $ 7,334     $ 7,133
Six Flags Theme Parks.........................................................        --          --         814
Broadcasting-The WB Network...................................................        67          63          --
Cable Networks-HBO............................................................       997         935         895
Cable.........................................................................    10,202       9,842       8,191
Corporate(1)..................................................................       650         731       1,629
                                                                                 -------     -------     -------
Total.........................................................................   $19,973     $18,905     $18,662
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Consists principally of cash, cash equivalents and other investments.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1996        1995        1994
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros..............................................   $   340     $   294     $   395
Six Flags Theme Parks.........................................................        --          43          46
Broadcasting-The WB Network...................................................         2          --          --
Cable Networks-HBO............................................................        29          20          13
Cable(1)......................................................................     1,348       1,178         699
                                                                                 -------     -------     -------
Total.........................................................................   $ 1,719     $ 1,535     $ 1,153
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Cable capital expenditures were funded in part through collections on the U S WEST Note Receivable in the amount of $169 million in 1996, $602 million in 1995 and $234 million in 1994 (Note 1). The U S WEST Note Receivable was fully collected during 1996.

12.  COMMITMENTS AND CONTINGENCIES

     Total rent expense amounted to $205 million in 1996, $176 million in 1995 and $143 million in 1994. The minimum rental commitments under noncancellable long-term operating leases are: 1997-$177 million; 1998-$173 million; $1999-$167 million; 2000-$157 million; 2001-$151 million and after 2001-$893 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $7.3 billion at December 31, 1996, which are payable principally over a five-year period.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE and the pending litigation with the City of New York and Fox News Channel ('FNC') relating to Time Warner's acquisition of Turner Broadcasting System, Inc. and the carriage of FNC on Time Warner Cable's New York City cable television system. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

13.  RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services for which TWE paid a fee in the amount of $69 million, $64 million and $60 million in 1996, 1995 and 1994, respectively. The corporate support services agreement expires on June 30, 1997, subject to the obligation of both parties to negotiate, in good faith, any extension thereto. Management believes that the corporate services fee is representative of the cost of corporate services that would be necessary for the stand-alone operations of TWE.

     TWE is required to pay a $130 million advisory fee to U S WEST over a five-year period ending September 15, 1998 for U S WEST's expertise in telecommunications, telephony and information technology, and its participation in the management and upgrade of the cable systems to Full Service NetworkTM capacity.

     TWE has management services agreements with Time Warner's Cable division, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE's cable networks.

     TWE's Filmed Entertainment-Warner Bros. division has various service agreements with Time Warner's Filmed Entertainment-TBS division, pursuant to which TWE's Filmed Entertainment-Warner Bros. division provides certain management and distribution services for Time Warner's theatrical, television and animated product, as well as certain services for administrative and technical support.

     Time Warner's Cable Networks-TBS division has license agreements with TWE, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, Time Warner's Music division provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by Time Warner's Publishing division.

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement.

     Prior to TWE's reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE had service agreements with the Time Warner Service Partnerships for program signal delivery and transmission services, and TWE provided billing, collection and marketing services to the Time Warner Service Partnerships. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE's businesses in Japan.

     In addition to transactions with its partners, TWE has had transactions with The Columbia House Company partnerships, Cinamerica Theatres, L.P., Comedy Partners, L.P., Six Flags and other equity investees of Time

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Warner and the Entertainment Group, generally with respect to sales of product in the ordinary course of business.

14.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                          1996     1995     1994
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
Cash payments made for interest........................................................   $513     $571     $521
Cash payments made for income taxes, net...............................................     74       75       69
Noncash capital contributions (distributions), net.....................................     (1)      50        4

     Noncash investing activities in 1995 included the formation of the TWE-Advance/Newhouse Partnership in April 1995 (Note 2) and the reacquisition of the Time Warner Service Partnership Assets in September 1995 (Note 7).

     Other current liabilities consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1996       1995
                                                                                                ------     ------
                                                                                                   (MILLIONS)
Accrued expenses.............................................................................   $1,200     $  937
Accrued compensation.........................................................................      247        216
Deferred revenues............................................................................      293        227
                                                                                                ------     ------
Total........................................................................................   $1,740     $1,380
                                                                                                ------     ------
                                                                                                ------     ------

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 11, 1997

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1996 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for 1995 reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the consolidation of Six Flags effective as of January 1, 1993 as a result of an increase in TWE's ownership of Six Flags from 50% to 100% in September 1993, and the subsequent deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995.

     The selected historical financial information for 1993 also gives effect to the admission of U S WEST as an additional limited partner of TWE as of September 15, 1993 and the issuance of $2.6 billion of TWE debentures during the year to reduce indebtedness under the former TWE credit agreement, and for 1992 gives effect to the initial capitalization of TWE and associated refinancings as of the dates such transactions were consummated and Time Warner's acquisition of the ATC minority interest as of June 30, 1992, using the purchase method of accounting. Time Warner's cost to acquire the ATC minority interest is reflected in the consolidated financial statements of TWE under the pushdown method of accounting.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Revenues...................................................   $10,852    $ 9,517    $ 8,460    $ 7,946    $ 6,761
Depreciation and amortization..............................     1,235      1,039        943        902        782
Business segment operating income..........................     1,078        960        848        883        795
Interest and other, net....................................       522        580        587        551        525
Income before extraordinary item...........................       210         97        161        208        160
Net income.................................................       210         73        161        198        160

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Total assets...............................................   $19,973    $18,905    $18,662    $17,963    $15,848
Debt due within one year...................................         7         47         32         24          7
Long-term debt.............................................     5,676      6,137      7,160      7,125      7,171
Time Warner General Partners' Senior Capital...............     1,543      1,426      1,663      1,536         --
Partners' capital..........................................     6,574      6,478      6,233      6,000      6,437

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                 OPERATING
                                                                                                 INCOME OF     NET
                                                                                                 BUSINESS     INCOME
QUARTER                                                                              REVENUES    SEGMENTS     (LOSS)
----------------------------------------------------------------------------------   --------    ---------    ------
                                                                                               (MILLIONS)

1996
1st...............................................................................   $  2,485     $   268      $ 94
2nd...............................................................................      2,608         297        74
3rd...............................................................................      2,718         271        45
4th...............................................................................      3,041         242        (3)
Year..............................................................................     10,852       1,078       210

1995
1st...............................................................................   $  2,046     $   191      $  4
2nd...............................................................................      2,392         266        56
3rd (a)...........................................................................      2,324         268        23
4th...............................................................................      2,755         235       (10)
Year (a)..........................................................................      9,517         960        73

------------
 (a) Net income for the third quarter of 1995 includes an extraordinary loss on the retirement of debt of $24 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (MILLIONS)

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO                   BALANCE
                                                                    BEGINNING     COSTS AND                    AT END
                           DESCRIPTION                              OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------------------------------------------------------------   ----------    ----------    ----------    ---------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $196          $ 97         $  (98)(a)    $ 195
     Reserves for sales returns and allowances...................       169           278           (269)(b)      178
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $365          $375         $ (367)       $ 373
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $188          $104         $  (96)(a)    $ 196
     Reserves for sales returns and allowances...................       118           218           (167)(b)      169
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $306          $322         $ (263)       $ 365
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1994:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $161          $ 49         $  (22)(a)    $ 188
     Reserves for sales returns and allowances...................        96           164           (142)(b)      118
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $257          $213         $ (164)       $ 306
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

------------
 (a)  Represents uncollectible receivables charged against the reserve.
 (b)  Represents returns or allowances applied against the reserve.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. The financial position and results of operations of ATC, TWOI and WCCI (the other General Partners of TWE, as described in Note 1 to the accompanying consolidated financial statements) are principally derived from their investments in TWE, Time Warner Companies, Inc. ('Time Warner')*, Turner Broadcasting System, Inc. ('TBS') and their revolving credit agreements with Time Warner. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

     The following comparative discussion of the results of operations and financial condition of WCI includes, among other factors, an analysis of changes in operating income before depreciation and amortization ('EBITDA') in order to eliminate the effect on WCI's operating performance of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for WCI, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

1996 VS. 1995

     WCI had revenues of $3.949 billion and net income of $169 million in 1996, compared to revenues of $4.196 billion, income of $153 million before an extraordinary loss on the retirement of debt and net income of $146 million in 1995. EBITDA increased to $702 million from $658 million. Depreciation and amortization, including amortization related to the purchase of WCI, was $370 million in 1996 and $356 million in 1995. Operating income increased to $332 million from $302 million. Operating results for 1995 included an $85 million charge relating to certain start-up businesses and joint ventures owned by WCI which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share (over 22%), WCI's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to (i) the effects from the current U.S. retail environment, including an increase in WCI's provision for returns, (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by WCI. The increase in EBITDA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, the absence of the $85 million charge recognized in 1995 and the inclusion of certain one-time gains, including gains on the sale of investments, offset in part by the decline in the worldwide recorded music business and a related increase in WCI's provision for bad debts. Management expects that the current state of the U.S. retail environment will continue to affect 1997 operating results.

     WCI's equity in the pretax income of TWE was $133 million in 1996, compared to $87 million in 1995. TWE's operating results in 1996 as compared to 1995 reflect an overall increase in operating income generated

------------

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in TBS that it did not already own (the 'TBS Transaction'). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in Old Time Warner and TBS were unaffected by the TBS Transaction. Unless the context indicates otherwise, references herein to 'Time Warner' refer to Old Time Warner.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

by its business  segments and  interest savings in  1996 on  lower average  debt levels related to its ongoing debt reduction program, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership for a full twelve month period.

     Interest and other, net was $58 million in 1996 compared to $3 million in 1995. Interest expense decreased to $34 million from $88 million primarily due to lower average debt levels associated with the recapitalization of WCI that occurred on April 1, 1995. There was other expense, net, of $24 million in 1996, compared to other income, net, of $85 million in 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995, increased losses from reductions in the carrying value of certain investments and a reduction in interest income related to the resolution of a corporate tax matter in 1995.

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

1995 VS. 1994

     WCI had revenues of $4.196 billion, income of $153 million before an extraordinary loss on the retirement of debt and net income of $146 million in 1995, compared to revenues of $3.986 billion and net income of $70 million in 1994. EBITDA increased to $658 million from $647 million. Depreciation and amortization, including amortization related to the purchase of WCI, increased to $356 million in 1995 from $341 million in 1994. Operating income decreased to $302 million from $306 million. Operating results were adversely affected by $85 million in losses recorded in 1995 that related to certain businesses and joint ventures owned by WCI which were restructured or closed. Revenues for 1995 were negatively affected by certain reclassifications relating to third party pressing and distribution arrangements and changes in WCI's ownership interests in certain investments and subsidiaries that resulted in changes from the consolidation to the equity method of accounting. Excluding the effects from such reclassifications and changes, revenues from the fundamental business increased by approximately 6%, principally as a result of increases in both domestic and international recorded music revenues and increased music publishing revenues. Domestic and international recorded music revenues benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales. Excluding the $85 million in losses, EBITDA increased, and operating income benefited, principally from the revenue gains and interest income on the resolution of a recorded music tax matter, offset in part by expenses incurred in connection with the settlement of certain employment contracts.

     The losses in 1995 relating to certain businesses and joint ventures that were restructured or closed were primarily related to Warner Music Enterprises, one of WCI's direct marketing efforts, and the write off of its related direct mail order assets that were not recoverable due to the closure of this business. The activities that were not continued were not material to previous historical operating results.

     WCI's equity in the pretax income of TWE was $87 million in 1995, compared to $96 million in 1994. TWE's operating results in 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership) and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems and other investments, offset by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Interest and other, net was $3 million in 1995 compared to $126 million in 1994. Interest expense decreased to $88 million from $222 million as a result of lower average debt levels associated with the WCI Recapitalization, which occurred on April 1, 1995. Other income, net, of $85 million in 1995 decreased from $96 million in 1994, principally because of a decrease in investment-related income, which was partially offset by the recognition in 1995 of interest income on the resolution of a corporate tax matter.

     On a pro forma basis, giving effect to the WCI Recapitalization and certain transactions recently entered into by TWE, including (i) the formation of the TWE-Advance/Newhouse Partnership, (ii) the refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the TWE sale of a 51% interest in Six Flags (the 'Six Flags Transaction') and (iv) the sale or expected sale or transfer of certain unclustered cable television systems (collectively, the 'TWE Transactions'), as if each of such transactions had occurred at the beginning of the periods, WCI would have reported for the years ended December 31, 1995 and 1994 income before extraordinary item of $188 million and $190 million and net income of $181 million and $190 million, respectively. The formation of the TWE-Advance/Newhouse Partnership, the refinancing of approximately $2.6 billion of pre-existing bank debt and the Six Flags Transaction are more fully described in Note 2 to the consolidated financial statements contained elsewhere herein. TWE's reacquisition of the Time Warner Service Partnership Assets has no pro forma effect on the operating results of WCI since the historical statement of operations of WCI for the years ended December 31, 1995 and 1994 already reflect income or losses from its interest in the Time Warner Service Partnerships. The 1995 to 1994 comparison of pro forma results are similarly affected by any underlying trends unrelated to the transactions given pro forma effect to therein. The increase in pro forma over historical net income for each period principally results from the pro forma effects of interest savings associated with the WCI Recapitalization and an increase in the equity in the pretax income of TWE as a result of the TWE Transactions.

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

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1996

1996 FINANCIAL CONDITION

     WCI had $9 billion of equity at December 31, 1996, compared to $9.3 billion of equity at December 31, 1995. Cash and equivalents decreased to $91 million at December 31, 1996, compared to $106 million at December 31, 1995. WCI had no long-term debt due to Time Warner at the end of either period.

     The total capitalization of ATC, TWOI and WCCI at December 31, 1996 consisted of equity capital of $2.3 billion, $654 million and $814 million, respectively, compared to $2.3 billion, $644 million and $803 million at December 31, 1995, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under each General Partner's revolving credit agreement with Time Warner, will continue to be sufficient to satisfy the General Partners' obligations with respect to their tax sharing agreements with Time Warner for the foreseeable future.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

CASH FLOWS

     In 1996, WCI's cash provided by operations amounted to $707 million and reflected $702 million of EBITDA, $108 million of distributions from TWE and $108 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $24 million of interest payments and $187 million of income taxes ($77 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $762 million in 1995 reflected $658 million of EBITDA, and $518 million of distributions from TWE, less $78 million of interest payments, $179 million of income taxes ($41 million of which was paid to Time Warner under a tax sharing agreement) and $157 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Management believes that the operating cash flow of WCI is sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 1996, the General Partners received an aggregate $228 million of distributions, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. In 1995, the General Partners received an aggregate $1.088 billion of distributions, consisting of $366 million of TWE partnership income allocated to the General Partners' senior capital interest, $680 million of tax-related distributions, $25 million of Time Warner Service Partnership distributions and $17 million of stock option related distributions. Of such aggregate distributions in 1996 and 1995, WCI, ATC, TWOI and WCCI received $108 million and $518 million, respectively; $93 million and $443 million, respectively; $27 million and $127 million, respectively; and $33 million and $157 million, respectively.

OFF-BALANCE SHEET ASSETS

     WCI believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating its financial condition and prospects for future results of operations, including its ability to fund its capital and liquidity needs.

     As a creator and distributor of entertainment copyrights, WCI has a significant amount of internally-generated intangible assets whose value is not fully reflected in its respective consolidated balance sheet. Such intangible assets extend across WCI's principal business interests, but are best exemplified by WCI's collection of copyrighted music product. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because WCI owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. Technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and potentially the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products under the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheet of WCI.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency
exchange   rate   fluctuations,   Time   Warner  hedges   a   portion   of  its,

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1996, Time Warner has effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates. Of Time Warner's $343 million net sale contract position, $323 million of foreign exchange sale contracts and $102 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, compared to contracts for the sale of $372 million and the purchase of $140 million of foreign currencies at December 31, 1995.

     See Note 9 to the accompanying consolidated financial statements for a more comprehensive description of WCI's interest rate and foreign currency risk management activities.

                              TWE GENERAL PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996
                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                    WCI       ATC      TWOI     WCCI
                                                                                  -------    ------    ----    ------

ASSETS
CURRENT ASSETS
Cash and equivalents...........................................................   $    91    $   --    $--     $  --
Receivables, less allowances of $362 million...................................     1,013        --     --        --
Inventories....................................................................       165        --     --        --
Prepaid expenses...............................................................       510        --     --        --
                                                                                  -------    ------    ----    ------
Total current assets...........................................................     1,779        --     --        --

Investments in and amounts due to and from TWE.................................     1,998     1,980    555       701
Investments in Time Warner Service Partnerships................................       146       135     34        23
Investments in Time Warner.....................................................        86        64     17        21
Other investments..............................................................     1,549       210     59        82

Music catalogues, contracts and copyrights.....................................     1,035        --     --        --
Goodwill.......................................................................     3,704        --     --        --
Other assets, primarily property, plant and equipment..........................       537        --     --        --
                                                                                  -------    ------   ----     ------
Total assets...................................................................   $10,834    $2,389   $665     $ 827
                                                                                  -------    ------   ----     ------
                                                                                  -------    ------   ----     ------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable...............................................................   $   107    $   --    $--     $  --
Royalties payable..............................................................       827        --     --        --
Other current liabilities......................................................       518         2     --        --
                                                                                  -------    ------    ----    ------
Total current liabilities......................................................     1,452         2     --        --

Long-term liabilities, including $137, $55, $11 and $13 million due to Time
  Warner.......................................................................       395        56     11        13

SHAREHOLDERS' EQUITY
Common stock, no par value, 1,000; 20,000; 20,000; and 20,000 shares
  authorized, 100; 11,582; 11,466; and 10,812 shares issued and outstanding....         1         1      1         1
Paid-in capital................................................................    10,009     2,893    830     1,033
Retained earnings (accumulated deficit)........................................       390        27     (2)       (3)
                                                                                  -------    ------   ----     ------
                                                                                   10,400     2,921    829     1,031

Due from Time Warner, net......................................................      (923)     (254)   (79)      (98)
Reciprocal interest in Time Warner stock.......................................      (490)     (336)   (96)     (119)
                                                                                  -------    ------   ----     ------
Total shareholders' equity.....................................................     8,987     2,331    654       814
                                                                                  -------    ------   ----     ------
Total liabilities and shareholders' equity.....................................   $10,834    $2,389   $665     $ 827
                                                                                  -------    ------   ----     ------
                                                                                  -------    ------   ----     ------

See accompanying notes.

                              TWE GENERAL PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1995
                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                    WCI       ATC      TWOI     WCCI
                                                                                  -------    ------    ----    ------

ASSETS
CURRENT ASSETS
Cash and equivalents...........................................................   $   106    $   --    $--     $  --
Receivables, less allowances of $308 million...................................     1,162        --     --        --
Inventories....................................................................       189        --     --        --
Prepaid expenses...............................................................       519        --     --        --
                                                                                  -------    ------    ----    ------
Total current assets...........................................................     1,976        --     --        --

Investments in and amounts due to and from TWE.................................     1,984     1,959    548       693
Investments in Time Warner Service Partnerships................................       143       132     33        22
Investments in Time Warner.....................................................        86        65     17        21
Other investments..............................................................     1,526       212     60        84

Music catalogues, contracts and copyrights.....................................     1,140        --     --        --
Goodwill.......................................................................     3,849        --     --        --
Other assets, primarily property, plant and equipment..........................       532        --     --        --
                                                                                  -------    ------   ----     ------
Total assets...................................................................   $11,236    $2,368   $658     $ 820
                                                                                  -------    ------   ----     ------
                                                                                  -------    ------   ----     ------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable...............................................................   $   169    $   --    $--     $  --
Royalties payable..............................................................       671        --     --        --
Other current liabilities......................................................       642         2     --        --
                                                                                  -------    ------    ----    ------
Total current liabilities......................................................     1,482         2     --        --

Long-term liabilities, including $140, $66, $14 and $17 million due to Time
  Warner.......................................................................       412        69     14        17

SHAREHOLDERS' EQUITY
Common stock, no par value, 1,000; 20,000; 20,000; and 20,000 shares
  authorized, 100; 11,582; 11,466; and 10,812 shares issued and outstanding....         1         1      1         1
Paid-in capital................................................................    10,009     2,893    830     1,034
Retained earnings (accumulated deficit)........................................       201       (47)   (25)      (30)
                                                                                  -------    ------    ----    ------
                                                                                   10,211     2,847    806     1,005

Due from Time Warner, net......................................................      (379)     (214)   (66)      (83)
Reciprocal interest in Time Warner stock.......................................      (490)     (336)   (96)     (119)
                                                                                  -------    ------    ----    ------
Total shareholders' equity.....................................................     9,342     2,297    644       803
                                                                                  -------    ------    ----    ------
Total liabilities and shareholders' equity.....................................   $11,236    $2,368   $658     $ 820
                                                                                  -------    ------    ----    ------
                                                                                  -------    ------    ----    ------

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                                   (MILLIONS)

                                                                                 WCI        ATC       TWOI      WCCI
                                                                                ------      ----      ----      ----

Revenues (a).................................................................   $3,949      $--       $--       $--
                                                                                ------      ----      ----      ----

Cost of revenues (a)(b)......................................................    2,765       --        --        --
Selling, general and administrative (a)(b)...................................      852       --        --        --
                                                                                ------      ----      ----      ----

Operating expenses...........................................................    3,617       --        --        --
                                                                                ------      ----      ----      ----

Business segment operating income............................................      332       --        --        --
Equity in pretax income of TWE (a)...........................................      133      114        33        40
Interest and other, net (a)..................................................      (58)      24         7         9
                                                                                ------      ----      ----      ----

Income before income taxes...................................................      407      138        40        49
Income taxes (a).............................................................     (238)     (76)      (22)      (27)
                                                                                ------      ----      ----      ----

Net income...................................................................   $  169      $62       $18       $22
                                                                                ------      ----      ----      ----
                                                                                ------      ----      ----      ----

------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

    Revenues.................................................................   $  188      $--       $--       $--
    Cost of revenues.........................................................      (55)      --        --        --
    Selling, general and administrative......................................       45       --        --        --
    Equity in pretax income of TWE...........................................      (18)      --        --        --
    Interest and other, net..................................................       47       --        --        --
    Income taxes.............................................................      (77)     (47)      (14)      (17)

(b) Includes depreciation and amortization expense of:.......................   $  370      $--       $--       $--
                                                                                ------      ----      ----      ----
                                                                                ------      ----      ----      ----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995
                                   (MILLIONS)

                                                                                 WCI         ATC       TWOI      WCCI
                                                                                ------      -----      ----      ----

Revenues (a).................................................................   $4,196      $  --      $--       $--
                                                                                ------      -----      ----      ----

Cost of revenues (a)(b)......................................................    2,918         --       --        --
Selling, general and administrative (a)(b)...................................      976         --       --        --
                                                                                ------      -----      ----      ----

Operating expenses...........................................................    3,894         --       --        --
                                                                                ------      -----      ----      ----

Business segment operating income............................................      302         --       --        --
Equity in pretax income of TWE (a)...........................................       87         75       21        26
Interest and other, net (a)..................................................       (3)       138       22        27
                                                                                ------      -----      ----      ----

Income before income taxes...................................................      386        213       43        53
Income taxes (a).............................................................     (233)      (112)     (25)      (31)
                                                                                ------      -----      ----      ----
Income before extraordinary item.............................................      153        101       18        22
Extraordinary loss on retirement of debt, net of $4, $4, $1 and
  $1 million income tax benefit..............................................       (7)        (6)      (2)       (2)
                                                                                ------      -----      ----      ----

Net income...................................................................   $  146      $  95      $16       $20
                                                                                ------      -----      ----      ----
                                                                                ------      -----      ----      ----

------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

    Revenues.................................................................   $  196      $  --      $--       $--
    Cost of revenues.........................................................      (56)        --       --        --
    Selling, general and administrative......................................       29         --       --        --
    Equity in pretax income of TWE...........................................      (14)        --       --        --
    Interest and other, net..................................................      (23)        --       --        --
    Income taxes.............................................................      (41)       (77)     (15)      (19)

(b) Includes depreciation and amortization expense of:.......................   $  356      $  --      $--       $--
                                                                                ------      -----      ----      ----
                                                                                ------      -----      ----      ----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1994
                                   (MILLIONS)

                                                                                 WCI         ATC       TWOI      WCCI
                                                                                ------      -----      ----      ----

Revenues (a).................................................................   $3,986      $  --      $--       $--
                                                                                ------      -----      ----      ----

Cost of revenues (a)(b)......................................................    2,892         --       --        --
Selling, general and administrative (a)(b)...................................      788         --       --        --
                                                                                ------      -----      ----      ----

Operating expenses...........................................................    3,680         --       --        --
                                                                                ------      -----      ----      ----

Business segment operating income............................................      306         --       --        --
Equity in pretax income of TWE (a)...........................................       96         82       23        29
Interest and other, net (a)..................................................     (126)        26        7         8
                                                                                ------      -----      ----      ----

Income before income taxes...................................................      276        108       30        37
Income taxes (a).............................................................     (206)       (70)     (20)      (25)
                                                                                ------      -----      ----      ----
Net income...................................................................   $   70      $  38      $10       $12
                                                                                ------      -----      ----      ----
                                                                                ------      -----      ----      ----

------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

    Revenues.................................................................   $  201      $  --      $--       $--
    Cost of revenues.........................................................      (67)        --       --        --
    Selling, general and administrative......................................       46         --       --        --
    Equity in pretax income of TWE...........................................      (13)        --       --        --
    Interest and other, net..................................................     (205)        --       --        --
    Income taxes.............................................................      (82)       (54)     (15)      (19)

(b) Includes depreciation and amortization expense of:.......................   $  341      $  --      $--       $--
                                                                                ------      -----      ----      ----
                                                                                ------      -----      ----      ----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                   (MILLIONS)

                                                                            WCI        ATC       TWOI       WCCI
                                                                           -----      -----      -----      -----

OPERATIONS
Net income..............................................................   $169       $ 62       $ 18       $ 22
Adjustments for noncash and nonoperating items:
Depreciation and amortization...........................................    370         --         --         --
Excess of equity in pretax income of TWE over distributions.............    (25)       (21)        (6)        (7)
Equity in income of other investee companies, net of distributions......    (38)        (2)        --         (1)
Changes in operating assets and liabilities:
    Receivables.........................................................     64         --         --         --
    Inventories.........................................................     16         --         --         --
    Accounts payable and other liabilities..............................     (2)        --         --         --
    Other balance sheet changes.........................................    153          6          3          3
                                                                           -----      -----      -----      -----

Cash provided by operations.............................................    707         45         15         17
                                                                           -----      -----      -----      -----

INVESTING ACTIVITIES
Investments and acquisitions............................................    (56)        --         --         --
Capital expenditures....................................................   (154)        --         --         --
Investment proceeds.....................................................     38         --         --         --
                                                                           -----      -----      -----      -----

Cash used by investing activities.......................................   (172)        --         --         --
                                                                           -----      -----      -----      -----

FINANCING ACTIVITIES
Dividends...............................................................     (6)        (5)        (2)        (2)
Increase in amounts due from Time Warner, net...........................   (544)       (40)       (13)       (15)
                                                                           -----      -----      -----      -----

Cash used by financing activities.......................................   (550)       (45)       (15)       (17)
                                                                           -----      -----      -----      -----

DECREASE IN CASH AND EQUIVALENTS........................................    (15)        --         --         --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.............................    106         --         --         --
                                                                           -----      -----      -----      -----

CASH AND EQUIVALENTS AT END OF PERIOD...................................   $ 91       $ --       $ --       $ --
                                                                           -----      -----      -----      -----
                                                                           -----      -----      -----      -----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                   (MILLIONS)

                                                                            WCI        ATC       TWOI       WCCI
                                                                           -----      -----      -----      -----
OPERATIONS
Net income..............................................................   $146       $ 95       $ 16       $ 20
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt................................      7          6          2          2
Depreciation and amortization...........................................    356         --         --         --
Excess of distributions over equity in pretax income of TWE.............    431        369        106        131
Equity in income of other investee companies, net of distributions......   (103)       (96)        (9)       (12)
Changes in operating assets and liabilities:
    Receivables.........................................................   (200)        --         --         --
    Inventories.........................................................    (10)        --         --         --
    Accounts payable and other liabilities..............................     (1)        --         --         --
    Other balance sheet changes.........................................    136         16          1          3
                                                                           -----      -----      -----      -----

Cash provided by operations.............................................    762        390        116        144
                                                                           -----      -----      -----      -----

INVESTING ACTIVITIES
Investments and acquisitions............................................   (210)       (10)        (3)        (4)
Capital expenditures....................................................   (124)        --         --         --
Investment proceeds.....................................................    117         --         --         --
                                                                           -----      -----      -----      -----

Cash used by investing activities.......................................   (217)       (10)        (3)        (4)
                                                                           -----      -----      -----      -----

FINANCING ACTIVITIES
Borrowings..............................................................      9         48          7          9
Debt repayments.........................................................   (177)       (58)        (9)       (11)
Capital contributions...................................................    142         --         --         --
Dividends...............................................................   (182)      (156)       (45)       (55)
Increase in amounts due from Time Warner, net...........................   (379)      (214)       (66)       (83)
                                                                           -----      -----      -----      -----

Cash used by financing activities.......................................   (587)      (380)      (113)      (140)
                                                                           -----      -----      -----      -----

DECREASE IN CASH AND EQUIVALENTS........................................    (42)        --         --         --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.............................    148         --         --         --
                                                                           -----      -----      -----      -----

CASH AND EQUIVALENTS AT END OF PERIOD...................................   $106       $ --       $ --       $ --
                                                                           -----      -----      -----      -----
                                                                           -----      -----      -----      -----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994
                                   (MILLIONS)

                                                                            WCI        ATC       TWOI       WCCI
                                                                           -----      -----      -----      -----
OPERATIONS
Net income..............................................................   $ 70       $ 38       $ 10       $ 12
Adjustments for noncash and nonoperating items:
Depreciation and amortization...........................................    341         --         --         --
Excess of equity in pretax income of TWE over distributions.............    (15)       (13)        (3)        (5)
Equity in (income) losses of other investee companies, net of
  distributions.........................................................     (2)        17          6          7
Changes in operating assets and liabilities:
    Receivables.........................................................     32         --         --         --
    Inventories.........................................................    (22)        --         --         --
    Accounts payable and other liabilities..............................    328         --         --         --
    Other balance sheet changes.........................................   (205)       (25)        (8)        (8)
                                                                           -----      -----      -----      -----

Cash provided by operations.............................................    527         17          5          6
                                                                           -----      -----      -----      -----

INVESTING ACTIVITIES
Investments and acquisitions............................................   (544)       (20)        (6)        (7)
Capital expenditures....................................................   (108)        --         --         --
Investment proceeds.....................................................    114         --         --         --
                                                                           -----      -----      -----      -----

Cash used by investing activities.......................................   (538)       (20)        (6)        (7)
                                                                           -----      -----      -----      -----

FINANCING ACTIVITIES
Borrowings..............................................................    280         55         15         19
Debt repayments.........................................................   (612)       (50)       (13)       (17)
Capital contributions...................................................    450         --         --         --
Dividends...............................................................     (2)        (2)        (1)        (1)
                                                                           -----      -----      -----      -----

Cash provided by financing activities...................................    116          3          1          1
                                                                           -----      -----      -----      -----

INCREASE IN CASH AND EQUIVALENTS........................................    105         --         --         --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.............................     43         --         --         --
                                                                           -----      -----      -----      -----

CASH AND EQUIVALENTS AT END OF PERIOD...................................   $148       $ --       $ --       $ --
                                                                           -----      -----      -----      -----
                                                                           -----      -----      -----      -----

See accompanying notes.

                                      WCI
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (MILLIONS)

                                                               RETAINED                      RECIPROCAL
                                                               EARNINGS        DUE FROM      INTEREST IN
                                        COMMON    PAID-IN    (ACCUMULATED    TIME WARNER,    TIME WARNER    SHAREHOLDER'S
                                        STOCK     CAPITAL      DEFICIT)          NET            STOCK          EQUITY
                                        ------    -------    ------------    ------------    -----------    -------------

BALANCE AT DECEMBER 31, 1993.........   $  1      $ 6,910       $  179          $   --          $(490)         $ 6,600
Net income...........................     --           --           70              --             --               70
Contributions........................     --          457           --              --             --              457
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --           --           84              --             --               84
Unrealized losses on certain
  marketable equity investments......     --           --          (77)             --             --              (77)
Other................................     --           --          (29)             --             --              (29)
                                          --      -------        -----           -----          -----           ------

BALANCE AT DECEMBER 31, 1994.........      1        7,367          227              --           (490)           7,105
Net income...........................     --           --          146              --             --              146
Contributions........................     --        2,642           --              --             --            2,642
Increase in stock option distribution
  liability to Time Warner (a).......     --           --          (24)             --             --              (24)
Dividends............................     --           --         (174)             --             --             (174)
Transfers to Time Warner, net........     --           --           --            (379)            --             (379)
Unrealized gains on certain
  marketable equity investments......     --           --           10              --             --               10
Other................................     --           --           16              --             --               16
                                          --      -------        -----           -----          -----           ------

BALANCE AT DECEMBER 31, 1995.........      1       10,009          201            (379)          (490)           9,342
Net income...........................     --           --          169              --             --              169
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --           --            8              --             --                8
Transfers to Time Warner, net........     --           --           --            (544)            --             (544)
Unrealized gains on certain
  marketable equity investments......     --           --           16              --             --               16
Other................................     --           --           (4)             --             --               (4)
                                          --      -------        -----           -----          -----           ------

BALANCE AT DECEMBER 31, 1996.........   $  1      $10,009       $  390          $ (923)         $(490)         $ 8,987
                                          --      -------        -----           -----          -----           ------
                                          --      -------        -----           -----          -----           ------

------------
(a) The General Partners record distributions to Time Warner and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $8 million and $84 million were reversed in 1996 and 1994, respectively, because the market price of Time Warner common stock declined during the period and stock option distributions of $24 million were accrued in 1995 because of an increase in the market price of Time Warner common stock (Note 2).

See accompanying notes.

                                      ATC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                               RETAINED                      RECIPROCAL
                                                               EARNINGS        DUE FROM      INTEREST IN
                                        COMMON    PAID-IN    (ACCUMULATED    TIME WARNER,    TIME WARNER    SHAREHOLDERS'
                                        STOCK     CAPITAL      DEFICIT)          NET            STOCK          EQUITY
                                        ------    -------    ------------    ------------    -----------    -------------
BALANCE AT DECEMBER 31, 1993.........   $  1      $2,901        $  (64)         $   --          $(336)         $ 2,502
Net income...........................     --          --            38              --             --               38
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --          --            72              --             --               72
Other................................     --          (8)            3              --             --               (5)
                                          --      -------        -----           -----          -----           ------

BALANCE AT DECEMBER 31, 1994.........      1       2,893            49              --           (336)           2,607
Net income...........................     --          --            95              --             --               95
Increase in stock option distribution
  liability to Time Warner (a).......     --          --           (20)             --             --              (20)
Dividends............................     --          --          (149)             --             --             (149)
Transfers to Time Warner, net........     --          --            --            (214)            --             (214)
Unrealized losses on certain
  marketable equity investments......     --          --           (22)             --             --              (22)
                                          --      -------        -----           -----          -----           ------

BALANCE AT DECEMBER 31, 1995.........      1       2,893           (47)           (214)          (336)           2,297
Net income...........................     --          --            62              --             --               62
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --          --             6              --             --                6
Transfers to Time Warner, net........     --          --            --             (40)            --              (40)
Unrealized gains on certain
  marketable equity investments......     --          --             1              --             --                1
Other................................     --          --             5              --             --                5
                                          --      -------        -----           -----          -----           ------

BALANCE AT DECEMBER 31, 1996.........   $  1      $2,893        $   27          $ (254)         $(336)         $ 2,331
                                          --      -------        -----           -----          -----           ------
                                          --      -------        -----           -----          -----           ------

------------
(a) The General Partners record distributions to Time Warner and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $6 million and $72 million were reversed in 1996 and 1994, respectively, because the market price of Time Warner common stock declined during the period and stock option distributions of $20 million were accrued in 1995 because of an increase in the market price of Time Warner common stock (Note 2).

See accompanying notes.

                                      TWOI
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                               RETAINED                      RECIPROCAL
                                                               EARNINGS        DUE FROM      INTEREST IN
                                        COMMON    PAID-IN    (ACCUMULATED    TIME WARNER,    TIME WARNER    SHAREHOLDERS'
                                        STOCK     CAPITAL      DEFICIT)          NET            STOCK          EQUITY
                                        ------    -------    ------------    ------------    -----------    -------------

BALANCE AT DECEMBER 31, 1993.........   $  1       $ 830         $(21)           $ --           $ (96)          $ 714
Net income...........................     --          --           10              --              --              10
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --          --           21              --              --              21
Other................................     --          --            1              --              --               1
                                          --      -------        -----           -----          ------          -----
BALANCE AT DECEMBER 31, 1994.........      1         830           11              --             (96)            746
Net income...........................     --          --           16              --              --              16
Increase in stock option distribution
  liability to Time Warner (a).......     --          --           (6)             --              --              (6)
Dividends............................     --          --          (43)             --              --             (43)
Transfers to Time Warner, net........     --          --           --             (66)             --             (66)
Unrealized losses on certain
  marketable equity investments......     --          --           (3)             --              --              (3)
                                          --      -------        -----           -----          ------          -----
BALANCE AT DECEMBER 31, 1995.........      1         830          (25)            (66)            (96)            644
Net income...........................     --          --           18              --              --              18
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --          --            2              --              --               2
Transfers to Time Warner, net........     --          --           --             (13)             --             (13)
Other................................     --          --            3              --              --               3
                                          --      -------        -----           -----          ------          -----
BALANCE AT DECEMBER 31, 1996.........   $  1       $ 830         $ (2)           $(79)          $ (96)          $ 654
                                          --      -------        ----            ----           -----           -----
                                          --      -------        ----            ----           -----           -----

------------
(a) The General Partners record distributions to Time Warner and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $2 million and $21 million were reversed in 1996 and 1994, respectively, because the market price of Time Warner common stock declined during the period and stock option distributions of $6 million were accrued in 1995 because of an increase in the market price of Time Warner common stock (Note 2).

See accompanying notes.

                                      WCCI
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (MILLIONS)

                                                               RETAINED                      RECIPROCAL
                                                               EARNINGS        DUE FROM      INTEREST IN
                                        COMMON    PAID-IN    (ACCUMULATED    TIME WARNER,    TIME WARNER    SHAREHOLDER'S
                                        STOCK     CAPITAL      DEFICIT)          NET            STOCK          EQUITY
                                        ------    -------    ------------    ------------    -----------    -------------

BALANCE AT DECEMBER 31, 1993.........   $  1      $1,034         $(28)           $ --           $(119)          $ 888
Net income...........................     --          --           12              --              --              12
Reduction of stock option
  distribution liability to Time
  Warner (a).........................     --          --           25              --              --              25
Other................................     --          --            4              --              --               4

                                          --      -------        -----           -----          -----           -----
BALANCE AT DECEMBER 31, 1994.........      1       1,034           13              --            (119)            929
Net income...........................     --          --           20              --              --              20
Increase in stock option distribution
  liability to Time Warner (a).......     --          --           (7)             --              --              (7)
Dividends............................     --          --          (53)             --              --             (53)
Transfers to Time Warner, net........     --          --           --             (83)             --             (83)
Unrealized losses on certain
  marketable equity investments......     --          --           (3)             --              --              (3)
                                          --      -------        -----           -----          -----           -----
BALANCE AT DECEMBER 31, 1995.........      1       1,034          (30)            (83)           (119)            803
Net income...........................     --          --           22              --              --              22
Reduction of in stock option
  distribution liability to Time
  Warner (a).........................     --          --            2              --              --               2
Transfers to Time Warner, net........     --          --           --             (15)             --             (15)
Other................................     --          (1)           3              --              --               2
                                        ----      -------        -----           -----          -----           -----
BALANCE AT DECEMBER 31, 1996.........   $  1      $1,033         $ (3)           $(98)          $(119)          $ 814
                                        ----      -------        ----            ----           -----           -----
                                        ----      -------        ----            ----           -----           -----

------------
(a) The General Partners record distributions to Time Warner and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $2 million and $25 million were reversed in 1996 and 1994, respectively, because the market price of Time Warner common stock declined during the period and stock option distributions of $7 million were accrued in 1995 because of an increase in the market price of Time Warner common stock (Note 2).

See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ('Time Warner')* contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Filmed Entertainment -- Warner Bros., Cable Networks -- HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the 'General Partner Guarantees', see Note 5). Nine of the thirteen original general partners have been merged or dissolved into the other four. Warner Communications Inc. ('WCI,' a subsidiary of Time Warner), American Television and Communications Corporation ('ATC,' a subsidiary of Time Warner), Warner Cable Communications Inc. ('WCCI,' a consolidated subsidiary of WCI) and Time Warner Operations Inc. ('TWOI,' formerly Time Warner Cable Inc., a subsidiary of Time Warner), are the four remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the nine former general partners. WCI, ATC, WCCI, TWOI and, where appropriate, the former general partners are referred to herein as the 'General Partners.'

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the 'Beneficial Assets'), the General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the General Partners, at the limited partners' option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that have not been contributed to TWE, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements of the General Partners exclude the Beneficial Assets.

     WCI conducts substantially all of Time Warner's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, the Atlantic and Elektra Entertainment Groups and Warner Music International. The remaining General Partners do not conduct operations independent of their ownership interests in TWE and certain other investments.

     Time Warner's $14 billion acquisition of WCI as of December 31, 1989, and $1.3 billion acquisition of the minority interest in ATC on June 26, 1992 were accounted for by the purchase method of accounting. WCI subsequently contributed filmed entertainment and cable assets to TWE, and ATC subsequently contributed its cable assets. The financial statements of WCI reflect an allocable portion of Time Warner's cost to acquire the Music business and certain other assets of WCI, and each General Partner's investment in TWE (and the financial statements of TWE) reflect an allocable portion of Time Warner's cost to acquire the filmed entertainment and cable assets of WCI and the ATC minority interest.

     As a result  of a recapitalization  of WCI  effective as of  April 1,  1995
(Note 4) and cash distributions received from TWE during 1995 by each of the General Partners (Note 2), certain amounts due from or to Time Warner are reflected by the General Partners as a separate component of shareholders' equity under the caption 'Due from Time Warner, net.'

------------

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in TBS that it did not already own (the 'TBS Transaction'). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in Old Time Warner and TBS were unaffected by the TBS Transaction. Unless the context indicates otherwise, references herein to 'Time Warner' refer to Old Time Warner.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The   consolidated  financial  statements  include   100%  of  the  assets,
liabilities, revenues, expenses, income, loss and cash flows of each General Partner and all companies in which the General Partner has a controlling voting interest ('subsidiaries'), as if the General Partner and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

     Investments in TWE, and certain other companies in which the General Partners have significant influence but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only the General Partner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only its share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investment, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

     Investments in companies in which the General Partners do not have the controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in retained earnings until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

     The effect of changes in each General Partner's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unafilliated parties is included in income.

FOREIGN CURRENCY

     The financial position and operating results of substantially all of the foreign operations of WCI are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in retained earnings. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the sale of future and existing music-related products in order to evaluate the ultimate recoverability of accounts receivables and artist advances recorded as assets in the WCI consolidated balance sheet. Accounts receivables and sales in the music industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivables and individual artist advances may change based on actual results and other factors.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUES AND COSTS

     Inventories of WCI consist of cassette tapes, compact discs and related music and music publishing products. Inventories of cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. In accordance with industry practice, certain products (such as compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a provision for future returns. Returned goods included in inventory are valued at estimated realizable value but not in excess of cost.

ADVERTISING

     Advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, catalogs and other promotional costs incurred in WCI's direct-marketing businesses. Deferred advertising costs are generally amortized using the straight-line method over a period of twelve months or less subsequent to the promotional event. Deferred advertising costs for WCI amounted to $4 million and $12 million at December 31, 1996 and 1995, respectively. Advertising expense for WCI amounted to $185 million in 1996, $237 million in 1995 and $186 million in 1994.

CASH EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures and other equipment.

     Effective January 1, 1996, WCI adopted Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ('FAS 121'), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on WCI's financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of entertainment copyrights, WCI has a significant and growing amount of intangible assets, including goodwill and music catalogues, contracts and copyrights. In accordance with generally accepted accounting principles, WCI does not recognize the fair value of internally-generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs and cassettes, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

consolidated balance sheet do not reflect the fair value of WCI's internally-generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions, including Time Warner's acquisition of WCI, in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition. Time Warner's allocable portion of its cost to acquire the Music business and certain other assets of WCI is reflected in the consolidated financial statements of WCI under the pushdown method of accounting.

     WCI amortizes goodwill over periods up to forty years using the straight-line method. Music catalogues, contracts and copyrights are amortized over periods up to twenty years using the straight-line method. Amortization of goodwill amounted to $133 million in 1996, $136 million in 1995 and $134 million in 1994, and amortization of music catalogues, contracts and copyrights amounted to $137 million, $118 million and $115 million, respectively. Accumulated amortization of intangible assets at December 31, 1996 and 1995 amounted to $1.856 billion and $1.588 billion, respectively.

     WCI separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. WCI considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

     The domestic operating results of the General Partners are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of Time Warner. The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of the General Partners on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

     Under a tax-sharing agreement between the General Partners and Time Warner, each General Partner pays to, or receives from, Time Warner amounts equal to the total domestic income taxes, or tax benefits, provided by, or attributable to, the partner. Accordingly, no domestic income tax balances are reflected in the consolidated balance sheets of the General Partners.

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

     Realization of tax carryforwards acquired in acquisitions are accounted for as a reduction of goodwill.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. TWE

     The General Partners' investment in and amounts due to or from TWE at December 31, 1996 and 1995 is as follows (millions):

DECEMBER 31, 1996                                                         WCI        ATC        TWOI       WCCI
----------------------------------------------------------------------   ------     ------     ------     ------

Investment in TWE.....................................................   $2,242     $1,942     $  544     $  688
Stock option related distributions due from TWE.......................       44         38         11         13
Other net liabilities due to TWE, principally related to home video
  distribution........................................................     (288)        --         --         --
                                                                         ------     ------     ------     ------
Total.................................................................   $1,998     $1,980     $  555     $  701
                                                                         ------     ------     ------     ------
                                                                         ------     ------     ------     ------

DECEMBER 31, 1995                                                         WCI        ATC        TWOI       WCCI
----------------------------------------------------------------------   ------     ------     ------     ------

Investment in TWE.....................................................   $2,201     $1,909     $  534     $  675
Stock option related distributions due from TWE.......................       58         50         14         18
Other net liabilities due to TWE, principally related to home video
  distribution........................................................     (275)        --         --         --
                                                                         ------     ------     ------     ------
Total.................................................................   $1,984     $1,959     $  548     $  693
                                                                         ------     ------     ------     ------
                                                                         ------     ------     ------     ------

     TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment -- Warner Bros., Cable Networks -- HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital') of TWE. Time Warner acquired the 11.22% of the Series A Capital and Residual Capital limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST').

     Each partner's interest in TWE consists of the initial priority capital and residual equity amounts that were assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE, as adjusted for the fair value of certain Time Warner Service Partnership Assets (as defined below) distributed by TWE to the General Partners in 1993 which were not subsequently reacquired by TWE in 1995 ('Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together with any previously allocated net partnership income, provides for the various priority capital rates of return specified in the table below. The sum of Contributed Capital and the undistributed priority capital return is referred to as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE which is subject to fluctuation.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Contributed Capital, the General Partner's ownership of Contributed Capital and Cumulative Priority Capital at December 31, 1996 and priority capital rates of return thereon is set forth below:

                                                                                             PRIORITY       % OWNED
                                                                             CUMULATIVE       CAPITAL         BY
                                                              CONTRIBUTED     PRIORITY       RATES OF       GENERAL
PRIORITY OF CONTRIBUTED CAPITAL                               CAPITAL(a)      CAPITAL        RETURN(b)      PARTNERS
-----------------------------------------------------------   -----------    ----------    -------------    -------
                                                                     (BILLIONS)            (% PER ANNUM
                                                                                            COMPOUNDED
                                                                                            QUARTERLY)

Senior Capital.............................................      $ 1.4          $1.5(c)         8.00%       100.00%
Series A Capital...........................................        5.6           9.9           13.00%(d)     63.27%
Series B Capital...........................................        2.9(g)        5.2           13.25%(e)    100.00%
Residual Capital...........................................        3.3(g)        3.3(f)           -- (f)     63.27%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c) Net of $366 million of partnership income distributed in 1995 representing the priority capital return thereon through June 30, 1995.

(d) 11.00% to the extent concurrently distributed.

(e) 11.25% to the extent concurrently distributed.

(f) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

(g) The Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Contributed Capital is based on the fair value of the net assets that each partner contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'), then to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The TWE partnership agreement provides, under certain circumstances, for the distribution of partnership income allocated to the Senior Capital owned by the General Partners. Pursuant to such provision, $366 million of partnership income was distributed to the General Partners in 1995. Beginning on July 1, 1997, the Senior Capital and, to the extent not previously distributed, partnership income allocated thereto is required to be distributed in three annual installments, with the initial distribution expected to be approximately $535 million. The Series B Capital owned by the General Partners may be increased if certain operating performance targets are achieved over a five-year period ending on December 31, 1996 and a ten-year period ending on

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 2001. Although satisfaction of the ten-year operating performance target is indeterminable at this time, the five-year target was not attained.

     TWE reported net income of $210 million, $73 million and $161 million in 1996, 1995 and 1994, respectively, no portion of which was allocated to the limited partners. The General Partners did not recognize a gain when TWE was capitalized. TWE recorded the assets contributed by the General Partners at the General Partners' historical cost. The excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE is being amortized to income over a twenty-year period.

     U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

     Set forth below is summarized financial information of TWE, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ('Six Flags') effective as of June 23, 1995 and the consolidation of Paragon Communications effective as of July 6, 1995:

TIME WARNER ENTERTAINMENT COMPANY, L.P.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                        1996       1995      1994
                                                                                       -------    ------    ------
                                                                                               (MILLIONS)

OPERATING STATEMENT INFORMATION
Revenues............................................................................   $10,852    $9,517    $8,460
Depreciation and amortization.......................................................     1,235     1,039       943
Business segment operating income...................................................     1,078       960       848
Interest and other, net.............................................................       522       580       587
Minority interest...................................................................       207       133        --
Income before income taxes..........................................................       280       183       201
Income before extraordinary item....................................................       210        97       161
Net income..........................................................................       210        73       161

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1996      1995      1994
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)

CASH FLOW INFORMATION
Cash provided by operations..........................................................   $1,912    $1,519    $1,296
Capital expenditures.................................................................   (1,719)   (1,535)   (1,153)
Investments and acquisitions.........................................................     (146)     (203)     (156)
Investment proceeds..................................................................      612     1,050        50
Loan to Time Warner..................................................................       --        --      (400)
Borrowings...........................................................................      215     2,484       977
Debt repayments......................................................................     (716)   (3,596)     (945)
Collections on note receivable from U S WEST.........................................      169       602       234
Capital distributions................................................................     (228)   (1,088)     (170)
Other financing activities, net......................................................      (92)      (95)       --
Increase (decrease) in cash and equivalents..........................................        7      (862)     (267)

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1996       1995
                                                                                               -------    -------
                                                                                                   (MILLIONS)

BALANCE SHEET INFORMATION
Cash and equivalents........................................................................   $   216    $   209
Total current assets........................................................................     3,146      2,909
Total assets................................................................................    19,973     18,905
Total current liabilities...................................................................     4,075      3,214
Long-term debt..............................................................................     5,676      6,137
Minority interests..........................................................................     1,020        726
General Partners' Senior Capital, consisting of $1.364 billion Contributed Capital,
  plus an undistributed priority return.....................................................     1,543      1,426
Partners' capital...........................................................................     6,574      6,478

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At December 31, 1996 and 1995, the General Partners had recorded $93 and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $37.50 and $37.875 respectively. Time Warner is paid when the options are exercised. The General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the General Partners on a current basis. During 1996, the General Partners received distributions from TWE in the amount of $228 million, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. During 1995, the General Partners received distributions from TWE in the amount of $1.088 billion, consisting of $366 million of TWE partnership income allocated to the General Partners' Senior Capital, $680 million of tax-related distributions, $25 million of Time Warner Service Partnership distributions and $17 million of stock option related distributions. During 1994, the General Partners received distributions from TWE of $170 million, consisting of $115 million of tax-related distributions, $50 million of Time Warner Service Partnership distributions and $5 million of stock option related distributions. Of such aggregate distributions in 1996, 1995 and 1994, WCI received $108 million, $518 million and $81 million, respectively; ATC received $93 million, $443 million and $69 million, respectively; TWOI received $27 million, $127 million and $20 million, respectively; and WCCI received $33 million, $157 million, and $24 million, respectively. In addition to the tax, stock option and General Partners' senior priority capital distributions, TWE may make other distributions, generally depending on excess cash and credit agreement limitations. The General Partners' full share of such distributions may be deferred if the limited partners do not receive certain threshold amounts by certain dates.

     In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto (the 'Time Warner Service Partnership Assets'), in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes by TWE based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the General Partners, which the General Partners were then required to contribute to the Time Warner Service Partnerships.

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning on April 1, 1998, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

     On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

     In June 1995, TWE, the TWE-Advance/Newhouse Partnership and a wholly owned subsidiary of Time Warner ('TWI Cable') executed a five-year, $8.3 billion revolving credit facility (the '1995 Credit Agreement'). Borrowings under the 1995 Credit Agreement are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. In July 1995, TWE borrowed approximately $2.6 billion under the 1995 Credit Agreement to repay and terminate its pre-existing bank credit agreement. In connection therewith, TWE recognized an extraordinary loss of $24 million as a result of the write-off of deferred financing costs related to this former bank credit agreement, of which WCI, ATC, TWOI and WCCI recognized their pro rata share, net of taxes, in the amount of $7 million, $6 million, $2 million and $2 million, respectively.

     In the normal course of conducting their businesses, the General Partners and their subsidiaries and affiliates have had various transactions with TWE, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Time Warner provides TWE with certain corporate support services for which it received a fee in the amount of $69 million, $64 million and $60 million in 1996, 1995 and 1994, respectively.

3. OTHER INVESTMENTS

     WCI's other investments consist of:

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1996       1995
                                                                                               -------    -------
                                                                                                   (MILLIONS)

Equity method investments...................................................................   $ 1,113    $ 1,123
Market value method investments.............................................................       410        375
Cost method investments.....................................................................        26         28
                                                                                               -------    -------
Total.......................................................................................   $ 1,549    $ 1,526
                                                                                               -------    -------
                                                                                               -------    -------

     Market value method investments include 18.1 million shares of common stock of Hasbro, Inc. ('Hasbro'). Notwithstanding the market value per share, such shares can be used, at Time Warner's option, to fully satisfy either its obligations with respect to its zero coupon exchangeable notes due December 17, 2012 or the Time

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Warner-obligated mandatorily redeemable preferred securities of a wholly-owned subsidiary due December 23, 1997. Because the issuance of the mandatorily redeemable preferred securities provides Time Warner, and consequently WCI, with protection against the risk of depreciation of the market price of Hasbro common stock and the zero coupon exchangeable notes limit the ability to share in the appreciation of the market price of Hasbro common stock, the combination thereof has effectively monetized WCI's investment in Hasbro.

     In addition to TWE and its equity investees, companies accounted for using the equity method include: Cinamerica Theatres, L.P. (50% owned), The Columbia House Company partnerships (10% to 50% owned by WCI; 50% owned in total by Time Warner), other music joint ventures (generally 50% owned) and in 1995 and 1994 only, TBS (2.8% owned by WCI and 10.6% owned in total by all General Partners; 20% owned in total by Time Warner). A summary of combined financial information as reported by the equity investees of WCI is set forth below:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1996      1995      1994
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)

Revenues.............................................................................   $1,773    $5,123    $4,444
Depreciation and amortization........................................................       29       219       182
Operating income.....................................................................      173       547       584
Income before extraordinary items and cumulative effect
  of a change in accounting principle................................................       61       188       281
Net income...........................................................................       61       188       256
Current assets.......................................................................    1,002     2,272     2,113
Total assets.........................................................................    1,616     5,851     5,194
Current liabilities..................................................................      517     1,318     1,136
Long-term debt.......................................................................    1,360     3,826     3,730
Total liabilities....................................................................    1,999     5,886     5,423
Total shareholders' deficit or partners' capital.....................................     (383)      (35)     (229)

     WCI, ATC, TWOI and WCCI own 24.6 thousand, 14.8 thousand, 4.3 thousand  and
5.3 thousand shares, respectively, of Old Time Warner common stock. Such investments are accounted for at historical cost, less the portion (collectively estimated at 85%) attributable to Time Warner's ownership of the General
Partners, which is deducted from shareholders' equity under the caption 'Reciprocal interest in Time Warner stock.' The Old Time Warner common stock owned by the General Partners may only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933. In addition to Old Time Warner common stock, ATC also owns certain Old Time Warner debt securities at a cost of $5 million at December 31, 1996, which approximates market. Such debt securities are held by ATC for the purpose of satisfying its obligations under its stock options and restricted stock awards subsequent to the acquisition of the ATC minority interest.

4. BORROWING ARRANGEMENTS WITH TIME WARNER

     In 1993, WCI declared and paid a special dividend to Time Warner in the form of a $3 billion subordinated reset note due 2008 and entered into a $1 billion revolving credit agreement with Time Warner, under which $500 million was borrowed and used to prepay a corresponding portion of the subordinated reset note. On April 1, 1995, such debt obligations to Time Warner were satisfied as part of a recapitalization of WCI, in which Time Warner made a capital contribution to WCI, consisting of a $2.5 billion subordinated reset note receivable due from WCI and cash of $142 million. WCI used the cash proceeds therefrom to repay its obligations to Time Warner under their revolving credit agreement (collectively, the 'WCI Recapitalization').

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In addition to WCI, the General Partners have revolving credit agreements with Time Warner, which provide for borrowings from Time Warner of up to $1 billion for ATC, and up to $500 million for each of TWOI and WCCI. All of the credit agreements expire on December 31, 2008. Interest on any borrowings under the credit agreements is payable quarterly at the prime rate. The obligations to Time Warner under the credit agreements are subordinate to the General Partner Guarantees. In July 1995, the other General Partners also repaid their obligations to Time Warner under their revolving credit agreements using funds provided by tax-related distributions from TWE.

     Interest expense for WCI was $34 million in 1996, $88 million in 1995 $222 million in 1994. Interest expense for the other General Partners was not material in each of the three years ended December 31, 1995.

5.  GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at December 31, 1996, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the unanimous consent of the holders of the notes and debentures to terminate the General Partner Guarantees prior to June 30, 1997, and the consent of a majority of such holders to effect a termination thereafter; however, the Indenture permits the General Partners to engage in mergers and consolidations. There are no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors, or to incur additional indebtedness, except that the 1995 Credit Agreement restricts General Partners that are the legal owners of material Beneficial Assets (currently ATC and WCCI).

     The portion of TWE debt and accrued interest at December 31, 1996 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                                                          TOTAL GUARANTEED BY
                                                                   TOTAL GUARANTEED BY    EACH GENERAL PARTNER
                                                                   EACH GENERAL PARTNER   AND ITS SUBSIDIARIES
                                                                   --------------------  ----------------------
                        GENERAL PARTNER                              %        AMOUNT         %        AMOUNT
----------------------------------------------------------------   ------   -----------  ---------  -----------
                                                                              (DOLLARS IN MILLIONS)

WCI.............................................................    33.19    $   1,790       47.58   $   2,566
ATC.............................................................    40.73        2,197       40.73       2,197
TWOI............................................................    11.69          630       11.69         630
WCCI, a subsidiary of WCI.......................................    14.39          776       14.39         776
                                                                   ------    ---------
Total...........................................................   100.00    $   5,393       *           *
                                                                   ------    ---------
                                                                   ------    ---------

------------

* Adds to more than 100% and $5.393 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                                                               WCI     ATC     TWOI    WCCI
                                                                               ----    ----    ----    ----
                                                                                        (MILLIONS)

YEAR ENDED DECEMBER 31, 1996
Domestic....................................................................   $209    $136    $39     $ 48
Foreign.....................................................................   198        2      1        1
                                                                               ----    ----    ----    ----
Total.......................................................................   $407    $138    $40     $ 49
                                                                               ----    ----    ----    ----
                                                                               ----    ----    ----    ----

YEAR ENDED DECEMBER 31, 1995
Domestic....................................................................   $178    $216    $44     $ 55
Foreign.....................................................................   208       (3)    (1)      (2)
                                                                               ----    ----    ----    ----
Total.......................................................................   $386    $213    $43     $ 53
                                                                               ----    ----    ----    ----
                                                                               ----    ----    ----    ----

YEAR ENDED DECEMBER 31, 1994
Domestic....................................................................   $110    $125    $35     $ 43
Foreign.....................................................................   166      (17)    (5)      (6)
                                                                               ----    ----    ----    ----
Total.......................................................................   $276    $108    $30     $ 37
                                                                               ----    ----    ----    ----
                                                                               ----    ----    ----    ----

     Income taxes (benefits) are as set forth below:

                                                                               WCI     ATC     TWOI    WCCI
                                                                               ----    ----    ----    ----
                                                                                        (MILLIONS)

YEAR ENDED DECEMBER 31, 1996
Federal.....................................................................   $29     $35     $10     $ 12
State and local.............................................................    50      14       4        5
Foreign -- current(a).......................................................   177      35      10       13
        -- deferred.........................................................   (18)     (8)     (2)      (3)
                                                                               ----    ----    ----    ----
Total.......................................................................   $238    $76     $22     $ 27
                                                                               ----    ----    ----    ----
                                                                               ----    ----    ----    ----

YEAR ENDED DECEMBER 31, 1995
Federal.....................................................................   $ 2     $62     $12     $ 14
State and local.............................................................    42      22       5        6
Foreign -- current(a).......................................................   169      30       8       11
        -- deferred.........................................................    20      (2)     --       --
                                                                               ----    ----    ----    ----
Total.......................................................................   $233    $112    $25     $ 31
                                                                               ----    ----    ----    ----
                                                                               ----    ----    ----    ----

YEAR ENDED DECEMBER 31, 1994
Federal.....................................................................   $39     $41     $11     $ 14
State and local.............................................................    41      14       4        5
Foreign  -- current(a)......................................................   160      22       7        8
         -- deferred........................................................   (34)     (7)     (2)      (2)
                                                                               ----    ----    ----    ----
Total.......................................................................   $206    $70     $20     $ 25
                                                                               ----    ----    ----    ----
                                                                               ----    ----    ----    ----

------------

(a) Includes foreign withholding taxes set forth elsewhere herein.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Foreign withholding taxes included in the foreign tax provision are as follows:

                                                                          WCI    ATC    TWOI    WCCI
                                                                          ---    ---    ----    ----
                                                                                  (MILLIONS)
1996...................................................................   $62    $22     $6      $8
1995...................................................................   71      24      7       9
1994...................................................................   51      18      5       6

     No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries aggregating approximately $671 million at December 31, 1996. If such earnings were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

     The differences between the income tax or tax benefit expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1996      1995      1994
                                                    --------  --------  --------
                                                             (MILLIONS)

Taxes on income at U.S. federal statutory rate....  $   140   $   135   $     97
Nondeductible expenses............................       69        66         69
Foreign income taxed at different rates, net of
  U.S. foreign tax credits........................      (10)       12          5
State and local taxes, net........................       32        27         27
Other.............................................        7        (7)         8
                                                    --------  --------  --------
Total.............................................  $   238   $   233   $    206
                                                    --------  --------  --------
                                                    --------  --------  --------

     The relationship between income taxes and income before income taxes for the other General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

     U.S. federal tax carryforwards of WCI included in the consolidated tax return of Time Warner at December 31, 1996 consisted of $36 million of net operating losses, $75 million of investment tax credits and $5 million of alternative minimum tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. Except for the alternative minimum tax credits which do not expire, the other U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                                      CARRYFORWARDS
                                                                                 -----------------------
                                                                                    NET       INVESTMENT
                                                                                 OPERATING       TAX
                                                                                  LOSSES       CREDITS
                                                                                 ---------    ----------
                                                                                       (MILLIONS)
1997..........................................................................      $--           $ 1
1998..........................................................................       --            --
1999..........................................................................        4            --
2000..........................................................................        1            --
Thereafter up to 2008.........................................................       31            74
                                                                                    ---           ---
                                                                                    $36           $75
                                                                                    ---           ---
                                                                                    ---           ---

7. STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and WCI. Such options have been granted to employees of WCI at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to WCI, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards during 1995 and 1996 under those plans consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), WCI's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                                                             ------------
                                                                             1996    1995
                                                                             ----    ----
                                                                              (MILLIONS)
Net income:
     As reported..........................................................   $169    $146
                                                                             ----    ----
                                                                             ----    ----
     Pro forma............................................................   $163    $144
                                                                             ----    ----
                                                                             ----    ----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since WCI's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to WCI employees in 1996 and 1995, respectively: dividend yields of 1% in both periods; expected volatility of 21.7% and 22.3%, risk-free interest rates of 6.4% and 7.4%; and expected lives of 5 years in both periods. The weighted average fair value of an option granted to WCI employees during the year was $10.97 ($6.48, net of taxes) and $12.25 ($7.23, net of taxes) for the years ended December 31, 1996 and 1995, respectively.

     A summary of stock option activity with respect to employees of WCI is as follows:

                                                                                                          WEIGHTED-
                                                                                             THOUSANDS     AVERAGE
                                                                                                OF        EXERCISE
                                                                                              SHARES        PRICE
                                                                                             ---------    ---------
Balance at January 1, 1994................................................................     12,310      $ 27.92
Granted...................................................................................        447        35.32
Exercised.................................................................................       (231)       24.80
Cancelled(a)..............................................................................         (8)       35.67
                                                                                              -------
Balance at December 31, 1994..............................................................     12,518      $ 28.44
Granted...................................................................................      1,147        38.55
Exercised.................................................................................     (1,082)       30.16
Cancelled(a)..............................................................................      1,552        30.79
                                                                                              -------
Balance at December 31, 1995..............................................................     14,135      $ 29.21
Granted...................................................................................        987        37.65
Exercised.................................................................................       (403)       25.58
Cancelled(a)..............................................................................     (1,036)       25.47
                                                                                              -------
Balance at December 31, 1996..............................................................     13,683      $ 30.21
                                                                                              -------
                                                                                              -------

------------

(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into WCI to and from other Time Warner divisions.

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                         1996      1995      1994
                                                                                        ------    ------    ------
                                                                                               (THOUSANDS)

Exercisable..........................................................................   11,941    12,465    10,987

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of WCI at December 31, 1996:

                                OPTIONS OUTSTANDING
                     -----------------------------------------        OPTIONS EXERCISABLE
                                      WEIGHTED-                    -------------------------
                                       AVERAGE       WEIGHTED-                     WEIGHTED-
                       NUMBER         REMAINING       AVERAGE        NUMBER         AVERAGE
RANGE OF EXERCISE    OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE     EXERCISE
     PRICES          AT 12/31/96        LIFE           PRICE       AT 12/31/96       PRICE
-----------------    -----------     -----------     ---------     -----------     ---------
                     (THOUSANDS)                                   (THOUSANDS)

    Under $17               43         3 years        $ 16.61             43        $ 16.61
$17.00 to $25.00         3,763         3 years        $ 21.64          3,763        $ 21.64
$25.01 to $35.00         3,960         4 years        $ 28.54          3,959        $ 28.54
$35.01 to $40.00         5,502         5 years        $ 36.56          4,101        $ 36.40
$40.01 to $41.75           415         8 years        $ 41.07             75        $ 40.69
                       -------                                       -------
      Total             13,683         4 years        $ 30.21         11,941        $ 29.10
                       -------                                       -------
                       -------                                       -------

8.  BENEFIT PLANS

     WCI and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities.

     Pension expense included the following:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                       1996      1995      1994
                                                                                       ----      ----      ----
                                                                                              (MILLIONS)

Service cost........................................................................   $ 12      $  8      $  9
Interest cost.......................................................................     12         9         8
Actual return on plan assets........................................................    (17)      (26)       --
Net amortization and deferral.......................................................      8        16       (11)
                                                                                       ----      ----      ----
Total...............................................................................   $ 15      $  7      $  6
                                                                                       ----      ----      ----
                                                                                       ----      ----      ----

     The status of WCI's funded pension plans is as follows:

                                                                                                    DECEMBER 31,
                                                                                                    -------------
                                                                                                    1996     1995
                                                                                                    ----     ----
                                                                                                     (MILLIONS)

Accumulated benefit obligation (94% vested)......................................................   $ 96     $ 97
Effect of future salary increases................................................................     49       41
                                                                                                    ----     ----

Projected benefit obligation.....................................................................    145      138
Plan assets at fair value........................................................................    124      115
                                                                                                    ----     ----
Projected benefit obligation in excess of plan assets............................................    (21)     (23)
Unamortized actuarial losses.....................................................................     --       16
Unamortized plan changes.........................................................................      4        5
Other............................................................................................     (1)      (3)
                                                                                                    ----     ----
Accrued pension expense..........................................................................   $(18)    $ (5)
                                                                                                    ----     ----
                                                                                                    ----     ----

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following assumptions were used in accounting for pension plans:

                                                                                            1996     1995     1994
                                                                                            ----     ----     ----

Weighted average discount rate...........................................................   7.75%    7.25%     8.5%
Return on plan assets....................................................................      9%       9%       9%
Rate of increase in compensation levels..................................................      6%       6%       6%

     Employees of the operations of WCI in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain domestic employees of WCI also participate in Time Warner's savings plans and profit sharing plans, as to which the expense amounted to $14 million in 1996 and $13 million in both 1995 and 1994. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

9.  FINANCIAL INSTRUMENTS

     The carrying value of WCI's financial instruments approximates fair value, except for certain differences related to cost method investments and other financial instruments which are not significant. The fair value of financial instruments, such as investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1996, Time Warner has effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates. Of Time Warner's $343 million net sale contract position, $323 million of foreign exchange sale contracts and $102 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, primarily English pounds (30% of net contract position related to WCI), German marks (25%) and French francs (14%), compared to contracts for the sale of $372 million and the purchase of $140 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1996 and 1995 and is included in other current liabilities. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1996, 1995 and 1994, WCI had $14 million in gains, and $5 million and $28 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalty payments that have been or are

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to WCI's exposure at December 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1996 would result in approximately $16 million of unrealized losses and $5 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $16 million of unrealized gains and $5 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

10. GEOGRAPHICAL INFORMATION

     Information as to the operations of WCI in different geographical areas is set forth below:

                                                                            YEARS ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1996       1995       1994
                                                                          -------    -------    -------
                                                                                   (MILLIONS)

REVENUES
United States..........................................................   $ 1,978    $ 2,110    $ 1,966
Europe.................................................................     1,222      1,282      1,195
Pacific Rim............................................................       493        576        578
Rest of World..........................................................       256        228        247
                                                                          -------    -------    -------
Total..................................................................   $ 3,949    $ 4,196    $ 3,986
                                                                          -------    -------    -------
                                                                          -------    -------    -------
OPERATING INCOME
United States..........................................................   $   113    $    77    $   110
Europe.................................................................       184        164        106
Pacific Rim............................................................         5         44         61
Rest of World..........................................................        30         17         29
                                                                          -------    -------    -------
Total..................................................................   $   332    $   302    $   306
                                                                          -------    -------    -------
                                                                          -------    -------    -------
ASSETS
United States..........................................................   $ 8,248    $ 8,756    $ 9,169
Europe.................................................................     1,664      1,616      1,543
Pacific Rim............................................................       519        484        537
Rest of World..........................................................       403        380        391
                                                                          -------    -------    -------
Total..................................................................   $10,834    $11,236    $11,640
                                                                          -------    -------    -------
                                                                          -------    -------    -------

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. 1995 CLOSURES AND RESTRUCTURINGS

     During 1995, WCI recorded $85 million in losses relating to certain businesses and joint ventures that were restructured or closed. The losses were primarily related to Warner Music Enterprises, one of WCI's direct marketing efforts, and the write-off of its related direct mail order assets that were not recoverable due to the closure of this business.

12. COMMITMENTS AND CONTINGENCIES

     Total rent expense of WCI amounted to $50 million in 1996, $65 million in 1995 and $55 million in 1994. The minimum rental commitments of WCI under noncancellable long-term operating leases are: 1997 -- $46 million; 1998 -- $50 million; 1999 -- $47 million; 2000 -- $43 million; 2001 -- $41 million and after 2001  -- $468 million.

     Minimum commitments and guarantees under certain artist and other agreements at December 31, 1996 aggregated approximately $500 million for WCI, which are payable principally over a five-year period. Each General Partner is jointly and severally liable for all liabilities, commitments and contingencies of TWE and the Time Warner Service Partnerships, except for substantially all of TWE's indebtedness, which is recourse to each General Partner only to the extent of its guarantee (Note 5).

     Pending  legal  proceedings   are  substantially   limited  to   litigation
incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

13. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, the General Partners have had various transactions with Time Warner and TWE units, generally on terms resulting from a negotiation among the affected parties that in management's view results in reasonable allocations. Employees of WCI participate in various Time Warner medical, stock option and other benefit plans for which WCI is charged its allocable share of plan expenses, including administrative costs. The General Partners other than WCI do not have significant numbers of employees. Time Warner's corporate group provides various other services to WCI. The consolidated financial statements of the General Partners include transactions with Time Warner relating to domestic income taxes or tax benefits (Note 6). The Music division of WCI provides home videocassette distribution services to certain TWE operations.

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement.

     All of the General Partners have incurred indebtedness to Time Warner and interest expense related to such indebtedness is included in the accompanying consolidated financial statements. In addition, WCI has had transactions with The Columbia House Company partnerships and other music joint ventures and with equity investees of Time Warner, generally with respect to sales of product in the ordinary course of business.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows (millions):

                                                                         WCI      ATC     TWOI    WCCI
                                                                        ------    ----    ----    ----
YEAR ENDED DECEMBER 31, 1996
Cash payments made for interest......................................   $   24    $ --   $ --    $  --
Cash payments made for income taxes, net.............................      187      47     14       17
Tax-related distributions received from TWE..........................      102      88     25       31
Noncash capital contributions, net...................................        8       6      2        2

                                                                         WCI      ATC     TWOI    WCCI
                                                                        ------    ----    ----    ----
YEAR ENDED DECEMBER 31, 1995
Cash payments made for interest......................................   $   78    $ --    $--     $ --
Cash payments made for income taxes, net.............................      179      77     15       19
Tax-related distributions received from TWE..........................      324     277     79       98
Noncash capital contributions (distributions), net...................    2,476     (20)    (6)      (7)
                                                                         WCI      ATC     TWOI    WCCI
                                                                        ------    ----    ----    ----
YEAR ENDED DECEMBER 31, 1994
Cash payments made for interest......................................   $  250    $  1    $--    $ --
Cash payments made for income taxes, net.............................      189      54     15       19
Tax-related distributions received from TWE..........................       55      47     13       17
Noncash capital contributions, net...................................       91      64     21       25

     Other current liabilities of WCI consist of:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                           1996    1995
                                                                                           ----    ----
                                                                                            (MILLIONS)

Accrued expenses........................................................................   $298    $367
Accrued compensation....................................................................    116     165
Accrued income taxes....................................................................     55      48
Deferred revenues.......................................................................     49      62
                                                                                           ----    ----
Total...................................................................................   $518    $642
                                                                                           ----    ----
                                                                                           ----    ----

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF
WARNER COMMUNICATIONS INC.
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
TIME WARNER OPERATIONS INC.
WARNER CABLE COMMUNICATIONS INC.

We have audited the accompanying consolidated balance sheets of Warner Communications Inc. ('WCI'), American Television and Communications Corporation ('ATC'), Time Warner Operations Inc. ('TWOI') and Warner Cable Communications Inc. ('WCCI'), as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI, ATC, TWOI and WCCI at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 11, 1997

                              TWE GENERAL PARTNERS
                         SELECTED FINANCIAL INFORMATION

WCI SELECTED HISTORICAL FINANCIAL INFORMATION

     The selected historical financial information of WCI set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information of WCI presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     WCI was a company with operations in the Filmed Entertainment, Music and Cable businesses and certain other investments when it was acquired by Time Warner for $14 billion in 1989. However, as a result of the TWE Capitalization on June 30, 1992, WCI was restructured into a company with operations in the Music business, a partnership interest in TWE and certain other investments. The selected historical financial information of WCI set forth below for 1992 has been restated to reflect WCI's financial results as if it actually had been a company with operations in the Music business, a partnership interest in TWE and certain other investments in such year.

     The selected historical financial information for 1995 reflects a recapitalization of WCI, in which Time Warner made a $2.642 billion capital contribution to WCI (consisting of a $2.5 billion subordinated reset note receivable due from WCI and $142 million of cash) and WCI used the cash proceeds therefrom to repay its obligations to Time Warner under their revolving credit agreement. The selected historical financial information for 1993 reflects the payment by WCI of a $3 billion special dividend to Time Warner in the form of a subordinated reset note due 2008, the prepayment of $500 million of principal of such note using borrowings under the revolving credit agreement with Time Warner and the repurchase or redemption by WCI of all of its publicly-held senior and subordinated debentures using capital contributed by Time Warner.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Revenues...................................................   $ 3,949    $ 4,196    $ 3,986    $ 3,334    $ 3,214
Depreciation and amortization..............................       370        356        341        329        310
Business segment operating income..........................       332        302        306        265        255
Equity in pretax income of TWE.............................       133         87         96        129        100
Interest and other, net....................................       (58)        (3)      (126)         8        (45)
Income before extraordinary item...........................       169        153         70         94        105
Net income.................................................       169        146         70         76        105

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Total assets...............................................   $10,834    $11,236    $11,640    $11,222    $10,785
Long-term debt.............................................        --         --      2,668      3,027        543
Shareholder's equity.......................................     8,987      9,342      7,105      6,600      8,801

     Selected historical financial information is not presented for the General Partners other than WCI because such General Partners have no independent business operations, nor do they have significant amounts of debt or other liabilities. The financial position and results of operations of such General Partners are principally derived from their investments in TWE, Time Warner, TBS and their revolving credit agreements with Time Warner.

                              TWE GENERAL PARTNERS
              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS OF WCI
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (MILLIONS)

                                                                                  ADDITIONS
                                                                   BALANCE AT    CHARGED TO                   BALANCE AT
                                                                   BEGINNING      COSTS AND                      END
                          DESCRIPTION                              OF PERIOD      EXPENSES      DEDUCTIONS    OF PERIOD
----------------------------------------------------------------   ----------    -----------    ----------    ----------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts............................      $102          $  73         $  (91)(a)     $ 84
     Reserves for sales returns and allowances..................       206            287           (215)(b)      278
                                                                   ----------    -----------    ----------    ----------
          Total.................................................      $308          $ 360         $ (306)        $362
                                                                   ----------    -----------    ----------    ----------
                                                                   ----------    -----------    ----------    ----------

1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts............................      $ 80          $  87         $  (65)(a)     $102
     Reserves for sales returns and allowances..................       231            264           (289)(b)      206
                                                                   ----------    -----------    ----------    ----------
          Total.................................................      $311          $ 351         $ (354)        $308
                                                                   ----------    -----------    ----------    ----------
                                                                   ----------    -----------    ----------    ----------

1994:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts............................      $ 59          $  47         $  (26)(a)     $ 80
     Reserves for sales returns and allowances..................       196            421           (386)(b)      231
                                                                   ----------    -----------    ----------    ----------
          Total.................................................      $255          $ 468         $ (412)        $311
                                                                   ----------    -----------    ----------    ----------
                                                                   ----------    -----------    ----------    ----------

------------

 (a) Represents uncollectible receivables charged against the reserve.

 (b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                                                          SEQUENTIAL
EXHIBIT                                                                                                      PAGE
NUMBER                                                 DESCRIPTION                                          NUMBER
-----------------  ------------------------------------------------------------------------------------   ----------
 3.1               Agreement  of Limited Partnership, dated  as of October 29,  1991, as amended by the
                   Letter Agreement, dated February 11, 1992,  and the Letter Agreement dated June  23,
                   1992,  among Time Warner  Companies, Inc. ('TWCI') and  certain of its subsidiaries,
                   ITOCHU and  Toshiba (which  is  incorporated  herein  by reference to Exhibit (A) to
                   TWCI's Current Report on Form 8-K dated October  29,  1991  (File  No.  1-8637)  and
                   Exhibits  10(b) and 10(c) to TWCI's  Current Report on Form 8-K dated July 14,  1992
                   ('TWCI's July 1992 Form 8-K'))......................................................         *
 3.2               Amendment Agreement,  dated as  of  September 14, 1993, among ITOCHU, Toshiba, TWCI,
                   US  West,  and  certain   of  their  respective  subsidiaries   amending   the   TWE
                   Partnership   Agreement,  as  amended  (which   is incorporated  herein by reference
                   to Exhibit 3.2 to TWE's Annual Report on Form 10-K for the year ended  December  31,
                   1993 ('TWE's 1993 Form 10-K'))......................................................         *
 3.3(i)            Certificate of Incorporation and By-Laws  of American Television and  Communications
                   Corporation  ('ATC'),  as amended  (which are  incorporated  herein by  reference to
                   Exhibits 3.3(i) and (ii) to TWE's 1993 Form 10-K)...................................         *
 3.3(ii)           Certificate of Ownership  and Merger merging  American Digital Communications,  Inc.
                   into  ATC as filed with the  Secretary of State of the  State of Delaware on May 31,
                   1996................................................................................
 3.3(iii)          Certificate of Ownership and Merger merging Carolina Network Corporation into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996..........
 3.3(iv)           Certificate of Ownership and Merger merging ATC Holdings II, Inc. into ATC as  filed with the Secretary of State of the State of Delaware on June 28, 1996...............
 3.4               Certificate of Incorporation, as amended, and By-Laws of Time Warner Operations Inc.
                   (which  are incorporated herein  by reference to  Exhibits 3.7(i) and  (ii) to TWE's
                   1993 Form 10-K).....................................................................         *
 3.5               Certificate of Incorporation and By-Laws of Warner Cable Communications Inc.  (which are  incorporated herein by reference to Exhibits 3.8(i) and (ii) to TWE's 1993 Form
                   10-K)...............................................................................         *
 3.6(i)            Restated  Certificate  of   Incorporation,  as  amended,   and  By-Laws  of   Warner
                   Communications  Inc. ('WCI') (which are incorporated herein by reference to Exhibits
                   3.9(i) and (ii) to TWE's 1993 Form 10-K)............................................         *
 3.6(ii)           Certificate of Ownership  and Merger  of Time Warner  Interactive Inc.  into WCI  as filed with the Secretary of State of the State of Delaware on July 3, 1996..........
 4.1               Indenture,  dated  as  of April  30,  1992,  as amended  by  the  First Supplemental
                   Indenture, dated as of June 30, 1992,  among TWE, TWCI, certain of its  subsidiaries party  thereto and The Bank of New York, as Trustee (which is incorporated herein by
                   reference to Exhibits 10(g) and 10(h) to TWCI's July 1992 Form 8-K).................         *
 4.2               Second Supplemental  Indenture, dated  as  of December  9,  1992, among  TWE,  TWCI, certain  of its  subsidiaries party  thereto and  The Bank  of New  York, as Trustee
                   (which is incorporated  herein by reference  to Exhibit  4.2 to Amendment  No. 1  to
                   TWE's  Registration  Statement  on  Form  S-4 (Reg.  No.  33-67688)  filed  with the
                   Securities  and  Exchange  Commission  on  October  25,  1993  ('TWE's   1993   Form
                   S-4'))..............................................................................         *
 4.3               Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of  its subsidiaries party  thereto and The Bank  of New York,  as Trustee (which is
                   incorporated herein by reference to Exhibit 4.3 to TWE's 1993 Form S-4).............         *
 4.4               Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI,  certain of  its subsidiaries party  thereto and The Bank  of New York,  as Trustee (which is
                   incorporated herein by reference to Exhibit 4.4 to TWE's 1993 Form 10-K)............         *
 4.5               Fifth Supplemental  Indenture, dated  as  of December  28,  1994, among  TWE,  TWCI, certain  of its  subsidiaries party  thereto and  The Bank  of New  York, as Trustee
                   (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report  on
                   Form 10-K for the year ended December 31, 1994).....................................         *


                                                                                                          SEQUENTIAL
EXHIBIT                                                                                                      PAGE
NUMBER                                                 DESCRIPTION                                          NUMBER
-----------------  ------------------------------------------------------------------------------------   ----------
10.1               Credit Agreement, dated as of June 30, 1995, among TWE, TWE-A/N Partnership  and TWI
                   Cable Inc., as borrowers, The Chase  Manhattan  Bank  (formerly  Chemical  Bank), as administrative agent, Bank of  America National Trust  and Savings Association,  The
                   Bank of New York and Morgan Guaranty Trust Company of New York, as documentation and syndication  agents,  and  the  lending  institutions  named  therein  (the  'Credit
                   Agreement') (which is incorporated  herein by reference to  Exhibit 10(a) to  TWCI's
                   Current Report on Form 8-K dated July 6, 1995)......................................         *
10.2               Amendment  No.  1, dated  as October  30, 1995,  to the  Credit Agreement  (which is incorporated herein by  reference to Exhibit  10.27 to TWE's  Annual Report on  Form
                   10-K for the year ended December 31, 1995)..........................................         *
10.3               Waiver  No. 1 dated  as of  December  1,  1995 to  the  Credit  Agreement (which  is incorporated herein by  reference to Exhibit  10.28 to the  Time Warner Inc.  ('Time
                   Warner')  Annual Report  on Form 10-K  for the  year ended December  31, 1996 ('Time
                   Warner's  1996 Form 10-K'))..........................................................         *
10.4               Amendment and Waiver No. 2 dated as of  August 26,  1996  to  the  Credit  Agreement
                   (which  is incorporated herein by  reference to Exhibit 10.29  to Time Warner's 1996
                   Form 10-K)..........................................................................         *
10.5               Admission Agreement, dated as of May 16, 1993, between TWE and U S WEST, Inc. (which is incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on Form
                   8-K dated May 16, 1993).............................................................         *
10.6               Restructuring Agreement, dated as of August 31, 1995, among TWCI, ITOCHU  and ITOCHU
                   Entertainment Inc. (which is incorporated  herein  by  reference to  Exhibit 2(a) to
                   TWCI's Current Report on Form  8-K  dated  August  31,  1995  ('TWCI's  August  1995
                   Form 8-K')).........................................................................         *
10.7               Restructuring  Agreement,  dated as  of August  31, 1995,  between TWCI  and Toshiba
                   (including  Form  of  Registration  Rights   Agreement  between  TWCI  and  Toshiba)
                   (which is incorporated herein  by reference to Exhibit 2(b) to  TWCI's  August  1995
                   Form 8-K)...........................................................................         *
10.8               Option Agreement,  dated  as  of  September  15,  1993,  between  TWE  and  US  West
                   (which  is  incorporated herein  by reference  to  Exhibit 10.9  to TWE's  1993 Form
                   10-K)...............................................................................         *
10.9               Contribution  Agreement,  dated  as  of  September  9,  1994,  among  TWE,   Advance
                   Publications, Inc.  ('Advance'),  Newhouse  Broadcasting  Corporation  ('Newhouse'),
                   Advance/Newhouse Partnership, and  TWE-A/N Partnership (which is incorporated herein by reference to Exhibit 10(a) to TWE's  Current  Report on Form 8-K  dated September
                   9, 1994 ('TWE's September  1994 Form 8-K')).........................................         *
10.10              Partnership   Agreement,  dated   as  of   September  9,   1994,  between   TWE  and
                   Advance/Newhouse Partnership (which is incorporated  herein by reference to  Exhibit
                   10(b) to TWE's September 1994 Form 8-K).............................................         *
10.11              Letter  Agreement,  dated April  1, 1995,  among TWE,  Advance/Newhouse Partnership,
                   Advance and   Newhouse  (which  is incorporated herein by reference to Exhibit 10(c)
                   to TWE's  Current Report on Form 8-K dated April 1, 1995)...........................         *
21                 Subsidiaries of TWE and the Time Warner General Partners............................
23                 Consent of Ernst & Young LLP, Independent Auditors..................................
27                 Financial Data Schedule.............................................................

------------

* Incorporated by reference.

     The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants' outstanding long-term debt that are not required to be filed herewith.