Form 10-Q
period 1997-03-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC; TIME WARNER OPERATIONS INC
filed 1997-05-13
CIK 893657, 5910, 104650, 893780, 914042

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q

/ x /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1997, or

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the transition period from ------------------- to --------------------- .

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

                  TIME WARNER ENTERTAINMENT COMPANY L.P.
                         AND TWE GENERAL PARTNERS


                            INDEX TO FORM 10-Q


                                                       Page

                                                              TWE
                                                            General
                                                  TWE       Partners


PART I. FINANCIAL INFORMATION
Management's discussion and analysis of
 results of operations and financial condition     1           14
Consolidated balance sheets at March 31, 1997
 and December 31, 1996                             6           17
Consolidated statements of operations for
 the three months ended March 31 1997 and 1996     7           19
Consolidated statements of cash flows for the
 three months ended March 31 1997 and 1996         8           21
Notes to consolidated financial statements         9           23

PART II. OTHER INFORMATION                        28

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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of TWE includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three months ended March 31, 1997 and 1996 are as follows:

                                        Three Months Ended March 31,
                                          EBITDA        Operating Income
                                      1997     1996     1997        1996
                                                 (millions)

Filmed Entertainment-Warner Bros.      $146     $131     $ 75     $ 70
Broadcasting-The WB Network             (20)     (24)     (20)     (24)
Cable Networks-HBO                       96       81       91       76
Cable                                   431      368      183      146

Total                                  $653     $556     $329     $268

     TWE had revenues of $2.6 billion and net income of $320 million for the three months ended March 31, 1997, compared to revenues of $2.485 billion and net income of $94 million for the three months ended March 31,

1996. As discussed more fully below, TWE's net income increased significantly in 1997 as compared to results in 1996 due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $12 million and $18 million for the three months ended March 31, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.172 billion, compared to $1.216 billion in the first quarter of 1996. EBITDA increased to $146 million from $131 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $71 million in 1997 and $61 million in 1996. Operating income increased to $75 million from $70 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in international syndication revenues. EBITDA and operating income increased principally as a result of the strong performance of international syndication and a gain on the sale of an investment. Operating income was further affected by higher depreciation and amortization principally related to the expansion of consumer products operations.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $20 million on $24 million of revenues in the first quarter of 1997, compared to an operating loss of $24 million on $15 million of revenues in the first quarter of 1996. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $483 million, compared to $419 million in the first quarter of 1996. EBITDA increased to $96 million from $81 million. Depreciation and amortization amounted to $5 million in 1997 and 1996. Operating income increased to $91 million from $76 million. Revenues benefitted primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.020 billion, compared to $947 million in the first quarter of 1996. EBITDA increased to $431 million from $368 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $248 million in 1997 and $222 million in 1996. Operating income increased to $183 million from $146 million. Revenues benefitted from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and an increase in advertising revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $24 million on the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $129 million income in the first quarter of 1997, compared to $89 million expense in the first quarter of 1996. Interest expense decreased to $115 million, compared to $122 million in 1996. There was other income, net, of $244 million in the first quarter of 1997, compared to $33 million in the first quarter of 1996, principally due to the inclusion of an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. in March 1997.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1997

Financial Condition

     TWE had $5.6 billion of debt, $243 million of preferred stock of a subsidiary, $1.6 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at March 31, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996. Cash and equivalents were $312 million at March 31, 1997, compared to $216 million at December 31, 1996, reducing the debt-net-of-cash amounts for TWE to $5.3 billion and $5.5 billion, respectively.

Cash Flows

     During the first three months of 1997, TWE's cash used by operations amounted to $48 million and reflected $653 million of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $146 million of interest payments, $12 million of income taxes, $18 million of corporate expenses, and $525 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $557 million in the first quarter of 1996 reflected $556 million of business segment EBITDA and $181 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $151 million of interest payments, $12 million of income taxes and $17 million of corporate expenses.

     Cash provided by investing activities was $5 million in the first three months of 1997, compared to cash used by investing activities of $243 million in the first quarter of 1996, principally as a result of a $248 million increase in proceeds from the sale of investments. Capital expenditures were $331 million in each period.

     Cash provided by financing activities was $139 million in the first three months of 1997, compared to cash used by financing activities of $382 million in the first quarter of 1996, principally as a result of a lower level of debt reduction in the first three months of 1997 and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by the absence of $71 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $292 million in the three months ended March 31, 1997, compared to $268 million in the three months ended March 31, 1996. For the full year of 1997, cable capital spending is expected to be comparable to 1996 levels, with approximately $1.1 billion budgeted for the remainder of 1997. Capital spending by TWE's Cable division is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $1.636 billion at March 31, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $222 million and $189 million, respectively, and to Time Warner's cable television networks of $396 million and $274 million, respectively). Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

Foreign Currency Risk Management

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At March
31, 1997, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1997, Time Warner had contracts for the sale of $523 million and the purchase of $183 million of foreign currencies at fixed rates. Of Time Warner's $340 million net sale contract position, none of the foreign exchange purchase contracts and $100 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (24% of net contract position related to TWE), French francs (20%), German marks (12%) and Canadian dollars (19%). This compares to a net sale contract position of $102 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1997 and December 31, 1996. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the three months ended March 31, 1997 and 1996, TWE recognized $7 million and $2 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at March 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1997 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1997 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                             March 31,   December 31,
                                               1997          1996
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                           $   312        $  216
Receivables, including $391 and $383 million
 due from Time Warner, less allowances of $358
 and $373 million                                1,638         1,637
Inventories                                      1,192         1,134
Prepaid expenses                                   168           159

Total current assets                             3,310         3,146

Noncurrent inventories                           2,302         2,263
Loan receivable from Time Warner                   400           400
Investments                                        337           351
Property, plant and equipment, net               6,076         5,999
Cable television franchises                      3,032         3,054
Goodwill                                         3,966         3,996
Other assets                                       671           764

Total assets                                   $20,094       $19,973

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                               $   769       $   935
Participations and programming costs payable     1,269         1,393
Debt due within one year                             7             7
Other current liabilities, including $83 million
 and $82 million due to Time Warner              1,524         1,740

Total current liabilities                        3,569         4,075

Long-term debt                                   5,640         5,676
Other long-term liabilities, including $219
 and $138 million due to Time Warner             1,254         1,085
Minority interests                               1,103         1,020
Preferred stock of subsidiary holding solely
 a mortgage note of its parent                     243             -
Time Warner General Partners' Senior Capital     1,574         1,543

Partners' capital
Contributed capital                              7,537         7,537
Undistributed partnership earnings (deficit)      (826)         (963)

Total partners' capital                          6,711         6,574

Total liabilities and partners' capital        $20,094       $19,973


See accompanying notes.

               TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                          1997      1996
                                                            (millions)

Revenues (a)                                           $2,600      $2,485

Cost of revenues (a)(b)                                 1,665       1,665
Selling, general and administrative (a)(b)                606         552

Operating expenses                                      2,271       2,217

Business segment operating income                         329         268
Interest and other, net (a)                               129         (89)
Minority interest                                        (108)        (50)
Corporate services (a)                                    (18)        (17)

Income before income taxes                                332         112
Income taxes                                              (12)        (18)

Net income                                              $ 320       $  94
______________

(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three months ended March 31, 1997, and 1996, respectively: revenues-$66 million and $23 million; cost of revenues-$(10) million and $(24) million; selling, general and administrative-$19 million and $(2) million; interest and other, net-$12 million and $9 million; and corporate services-$(18) million and $(17) million.

(b) Includes depreciation and amortization expense of:  $ 324       $ 288









See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                          1997      1996
                                                            (millions)
OPERATIONS
Net income                                                $320      $  94
Adjustments for noncash and nonoperating items:
Depreciation and amortization                              324        288
Changes in operating assets and liabilities               (692)       175

Cash provided (used) by operations                         (48)       557

INVESTING ACTIVITIES
Investments and acquisitions                               (31)       (31)
Capital expenditures                                      (331)      (331)
Investment proceeds                                        367        119

Cash provided (used) by investing activities                 5       (243)

FINANCING ACTIVITIES
Borrowings                                                 282         63
Debt repayments                                           (318)      (498)
Issuance of preferred stock of subsidiary                  243          -
Capital distributions                                      (54)       (63)
Collections on note receivable from U S WEST                 -         71
Other                                                      (14)        45

Cash provided (used) by financing activities               139       (382)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 96        (68)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                216        209

CASH AND EQUIVALENTS AT END OF PERIOD                     $312       $141


See accompanying notes.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")* $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $107 million and $110 million in the three months ended March 31, 1997 and 1996, respectively.

     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Certain of Time Warner's subsidiaries are the general partners of

TWE ("Time Warner General Partners").








________________

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

                         TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                    (Unaudited)

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1996. Certain reclassifications have been made to the prior year's financial statements to conform to the 1997 presentation.

2.  INVENTORIES

TWE's inventories consist of:
                                 March 31, 1997        December 31, 1996
                              Current   Noncurrent    Current   Noncurrent
                                               (millions)
Film costs:
 Released, less amortization    $  418    $  562        $ 544     $ 535
 Completed and not released        379        86          168        42
 In process and other               24       696           21       704
 Library, less amortization          -       651            -       664
Programming costs, less
 amortization                      288       307          319       318
Merchandise                         83         -           82         -
Total                           $1,192    $2,302       $1,134    $2,263

3.   INVESTMENTS

     In March 1997, TWE sold its 58% interest in E! Entertainment
Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

4.   LONG-TERM DEBT

     Long-term debt consists of:
                                             March 31,   December 31,
                                               1997         1996
                                                  (millions)
Credit agreement, weighted average
 interest rates of 6.0% and 6.1%              $1,230        $1,555
Commercial paper, weighted average
 interest rates of 6.0% and 5.8%                 599           310
Publicly held notes and debentures             3,782         3,781

Other                                             29            30

Total                                         $5,640        $5,676

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

5.   PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of step-down preferred stock ("Step-Down Preferred Stock"). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable of TWE, which will be secured by certain real estate owned by TWE or its affiliates.

     Each share of Step-Down Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of Step-Down Preferred Stock are redeemable only in the event of certain changes or proposed changes to the tax laws or regulations, such that dividends paid by the REIT or interest paid under the mortgage note would not be fully deductible for federal income tax purposes. Time Warner has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of Step-Down Preferred Stock.

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:
                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Balance at beginning of year                           $6,574     $6,478
Net income                                                320         94
Distributions                                            (139)      (121)
Allocation of income to Time Warner General
 Partners' Senior Capital                                 (31)       (28)
Collections on note receivable from U S WEST                -         71
Other                                                     (13)         8

Balance at March 31                                    $6,711     $6,502

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

     During the three months ended March 31, 1997, TWE accrued $50 million of tax-related distributions and $89 million of stock option distributions, based on closing prices of Time Warner common stock of $43.25 at March 31, 1997 and $37.50 at December 31, 1996. During the three months ended March 31, 1996, TWE accrued $56 million of tax-related distributions and $65 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the three months ended March 31, 1997, TWE paid distributions to the Time Warner General Partners in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. In the three months ended March 31, 1996, TWE paid the Time Warner General Partners distributions in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions.

7.   SEGMENT INFORMATION

     TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below.
                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Revenues
Filmed Entertainment-Warner Bros.                      $1,172     $1,216
Broadcasting-The WB Network                                24         15
Cable Networks-HBO                                        483        419
Cable                                                   1,020        947
Intersegment elimination                                  (99)      (112)

Total                                                  $2,600     $2,485

                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Operating Income
Filmed Entertainment-Warner Bros.                         $ 75      $ 70
Broadcasting-The WB Network                                (20)      (24)
Cable Networks-HBO                                          91        76
Cable                                                      183       146

Total                                                     $329      $268

                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.                         $ 40      $ 30
Broadcasting-The WB Network                                  -         -
Cable Networks-HBO                                           5         5
Cable                                                      172       143

Total                                                     $217      $178

                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.                         $ 31     $  31
Broadcasting-The WB Network                                  -         -
Cable Networks-HBO                                           -         -
Cable                                                       76        79

Total                                                     $107     $ 110
__________________

(1) Amortization includes amortization relating to the acquisitions of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE and the pending litigation with the City of New York and Fox News Channel ("FNC") relating to Time Warner's acquisition of Turner Broadcasting System, Inc. and the carriage of FNC on Time Warner Cable's New York City cable television system. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Interest expense                                         $115      $122
Cash payments made for interest                           146       151
Cash payments made for income taxes, net                   12        12
Noncash capital distributions                              89        65

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

     The following comparative discussion of the results of operations and financial condition of WCI includes, among other factors, an analysis of changes in operating income before depreciation and amortization ("EBITDA") in order to eliminate the effect on WCI's operating performance of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for WCI, and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     WCI had revenues of $933 million and net income of $115 million for the three months ended March 31, 1997, compared to revenues of $983 million and net income of $27 million for the three months ended March 31, 1996. EBITDA decreased to $136 million from $141 million. Depreciation and amortization, including amortization related to the purchase of WCI, was $86 million in 1997 and $88 million in 1996. Operating income decreased to $50 million from $53 million. Despite WCI maintaining its leading domestic market share (over 21%), the decline in revenues principally related to continuing industry-wide softness in the overexpanded U.S. retail marketplace and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     WCI's equity in the pretax income of TWE was $158 million for the three months ended March 31, 1997, compared to $53 million for the three months ended March 31, 1996. TWE's pretax income increased significantly in 1997 as compared to results in 1996 due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     Interest and other, net was $17 million of income for the three months ended March 31, 1997 compared to $12 million of expense for the three months ended March 31, 1996. Interest expense increased to $9 million from $7 million. There was other income, net, of $26 million in 1997, compared to other expense, net, of $5 million in 1996, principally because of an increase in gains on foreign exchange contracts and lower losses from reductions in the carrying value of certain investments.

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

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1997

     WCI had $8.8 billion of equity at March 31, 1997, compared to $9 billion of equity at December 31, 1996. Cash and equivalents increased to $113 million at March 31, 1997, compared to $91 million at December 31, 1996. WCI had no long-term debt due to Time Warner at the end of either period.

     The total capitalization of ATC, TWOI and WCCI at March 31, 1997 consisted of equity capital of $2.4 billion, $674 million and $839 million, respectively, compared to $2.3 billion, $654 million and $814 million at December 31, 1996, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under each General Partner's revolving credit agreement with Time Warner, will continue to be sufficient to satisfy the General Partners' obligations with respect to their tax sharing agreements with Time Warner for the foreseeable future.

Cash Flows

     In the first three months of 1997, WCI's cash provided by operations amounted to $247 million and reflected $136 million of EBITDA, $26 million of distributions from TWE and $206 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $7 million of interest payments and $114 million of income taxes ($74 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $240 million in the first three months of 1996 reflected $141 million of EBITDA, $30 million of distributions from TWE and $130 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $4 million of interest payments and $57 million of income taxes ($25 million of which was paid to Time Warner under a tax sharing agreement).

Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with Time Warner are sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first three months of 1997, the General Partners received an aggregate $54 million of distributions, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. During the first three months of 1996, the General Partners received an aggregate $63 million of distributions, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. Of such aggregate distributions in the first quarter of 1997 and 1996, WCI, ATC, TWOI and WCCI received $26 million and $30 million, respectively; $22 million and $26 million, respectively; $6 million and $7 million, respectively; and $8 million and $9 million, respectively.

Foreign Currency Risk Management

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its combined foreign currency exposures anticipated over the ensuing twelve month period, including those related to WCI. At March 31, 1997, Time Warner had effectively hedged approximately half of WCI's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. WCI is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1997, Time Warner had contracts for the sale of $523 million and the purchase of $183 million of foreign currencies at fixed rates. Of Time Warner's $340 million net sale contract position, $387 million of foreign exchange sale contracts and $166 million of foreign exchange purchase contracts related to WCI's exposure, primarily English pounds (28% of net contract position related to WCI), Canadian dollars (10%) and German marks (22%), compared to a net sale contract position of $221 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1997 and December 31, 1996. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In the first three months of 1997 and 1996, WCI had $14 million and $7 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to WCI's exposure at March 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1997 would result in approximately $19 million of unrealized losses and $8 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $19 million of unrealized gains and $8 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve-month period from the sale of U.S. copyrighted products abroad.

                     TWE GENERAL PARTNERS
                  CONSOLIDATED BALANCE SHEETS
                         March 31, 1997
                          (Unaudited)

                                      WCI       ATC        TWOI     WCCI
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                 $   113     $    -    $  -     $  -
Receivables, less allowances of
 $314 million                            767          -       -        -
Inventories                              146          -       -        -
Prepaid expenses                         613          -       -        -

Total current assets                   1,639          -       -        -

Investments in and amounts due
 to and from TWE                       2,115      2,089     586      739
Investments in Time Warner                86         64      17       21
Other investments                      1,707        343      92      105

Music catalogues, contracts and
 copyrights                            1,002          -       -        -
Goodwill                               3,677          -       -        -
Other assets, primarily property,
 plant and equipment                     518          -       -        -

Total assets                         $10,744     $2,496    $695     $865

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable           997     $    -    $  -     $  -
Other current liabilities                505          2       -        -

Total current liabilities              1,502          2       -        -

Long-term liabilities, including $176,
 $90, $21 and $26 million due to
 Time Warner                             412         91      21       26

Shareholders' equity
Common stock                               1          1       1        1
Paid-in capital                       10,009      2,893     830    1,033
Retained earnings                        443         62       8        9
                                      10,453      2,956     839    1,043

Due from Time Warner, net             (1,133)      (217)    (69)     (85)
Reciprocal interest in Time
 Warner stock                           (490)      (336)    (96)    (119)

Total shareholders' equity             8,830      2,403     674      839

Total liabilities and shareholders'
 equity                              $10,744     $2,496    $695     $865

See accompanying notes.

                     TWE GENERAL PARTNERS
                  CONSOLIDATED BALANCE SHEETS
                       December 31, 1996

                                      WCI       ATC        TWOI     WCCI
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                  $   91     $    -   $   -     $  -
Receivables, less allowances of
 $362 million                          1,013          -       -        -
Inventories                              165          -       -        -
Prepaid expenses                         510          -       -        -

Total current assets                   1,779          -       -        -

Investments in and amounts due
 to and from TWE                       1,998      1,980     555      701
Investments in Time Warner                86         64      17       21
Other investments                      1,695        345      93      105

Music catalogues, contracts and
 copyrights                            1,035          -       -        -
Goodwill                               3,704          -       -        -
Other assets, primarily property,
 plant and equipment                     537          -       -        -

Total assets                         $10,834     $2,389   $ 665    $ 827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable       $   934     $    -   $   -    $   -
Other current liabilities                518          2       -        -

Total current liabilities              1,452          2       -        -

Long-term liabilities, including
 $137, $55, $11 and $13 million due
 to Time Warner                          395         56      11       13

Shareholders' equity
Common stock                               1          1       1        1
Paid-in capital                       10,009      2,893     830    1,033
Retained earnings (accumulated
 deficit)                                390         27      (2)      (3)
                                      10,400      2,921     829    1,031

Due from Time Warner, net               (923)      (254)    (79)     (98)
Reciprocal interest in
 Time Warner stock                      (490)      (336)     (96)   (119)

Total shareholders' equity             8,987      2,331      654     814

Total liabilities and shareholders'
 equity                              $10,834     $2,389    $ 665   $ 827

See accompanying notes.

                     TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended March 31, 1997
                          (Unaudited)

                                      WCI       ATC        TWOI     WCCI
                                                   (millions)

Revenues (a)                         $  933      $    -    $  -     $  -

Cost of revenues (a)(b)                 606           -       -        -
Selling, general and
 administrative (a)(b)                  277           -       -        -

Operating expenses                      883           -       -        -
Business segment operating income        50           -       -        -
Equity in pretax income of TWE (a)      158         135      39       48
Interest and other, net (a)              17           3       1        1

Income before income taxes              225         138      40       49
Income taxes (a)                       (110)        (62)    (18)     (22)

Net income                            $ 115       $  76   $  22    $  27
__________________

(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                              $  35       $   -   $   -    $   -
Cost of revenues                        (10)          -       -        -
Selling, general and administrative      20           -       -        -
Equity in pretax income of TWE           (5)          -       -        -
Interest and other, net                  25           -       -        -
Income taxes                            (74)        (57)    (17)     (20)

(b)  Includes depreciation and
 amortization expense of:             $  86       $   -   $   -    $   -


See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended March 31, 1996
                          (Unaudited)

                                      WCI       ATC        TWOI     WCCI
                                                   (millions)

Revenues (a)                         $ 983     $    -      $  -     $  -

Cost of revenues (a)(b)                675          -         -        -
Selling, general and
 administrative (a)(b)                 255          -         -        -

Operating expenses                     930          -         -        -

Business segment operating income       53          -         -        -
Equity in pretax income of TWE (a)      53         46        13       16
Interest and other, net (a)            (12)         3         1        2

Income before income taxes              94         49        14       18
Income taxes (a)                       (67)       (27)       (8)     (10)

Net income                            $ 27     $   22      $  6     $  8
________________

(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                             $ 38      $    -      $  -     $  -
Cost of revenues                      (11)          -         -        -
Selling, general and administrative    18           -         -        -
Equity in pretax income of TWE         (5)          -         -        -
Interest and other, net                14           -         -        -
Income taxes                          (25)        (20)       (6)      (7)

(b)  Includes depreciation and
  amortization expense of:           $ 88      $    -      $  -     $  -


See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended March 31, 1997
                          (Unaudited)

                                      WCI       ATC        TWOI     WCCI
                                                   (millions)
OPERATIONS
Net income                           $115      $  76      $  22    $ 27
Adjustments for noncash and non-
 operating items:
Depreciation and amortization          86          -          -       -
Excess of equity in pretax income
 of TWE over distributions           (132)      (113)       (33)    (40)
Equity in loss of other investee
 companies, net of distributions       19          2          1       1
Changes in operating assets and
 liabilities                          159          -          -       -

Cash provided (used) by operations    247        (35)       (10)    (12)

INVESTING ACTIVITIES
Investments and acquisitions          (30)         -          -       -
Capital expenditures                  (24)         -          -       -
Investment proceeds                    41          -          -       -

Cash used by investing activities     (13)         -          -       -

FINANCING ACTIVITIES
Dividends                              (2)        (2)         -      (1)
Decrease (increase) in amounts due
 from Time Warner, net               (210)        37         10      13

Cash provided (used) by financing
 activities                          (212)        35         10      12

INCREASE IN CASH AND EQUIVALENTS       22          -          -       -

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                             91          -          -       -

CASH AND EQUIVALENTS AT END
 OF PERIOD                           $113      $   -      $   -    $  -




See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended March 31, 1996
                          (Unaudited)

                                      WCI       ATC        TWOI     WCCI
                                                   (millions)
OPERATIONS
Net income                           $  27     $ 22       $  6      $  8
Adjustments for noncash and
 nonoperating items:
Depreciation and amortization           88        -          -         -
Excess of equity in pretax income
 of TWE over distributions             (23)     (20)        (6)       (7)
Equity in (income) loss of other
 investee companies, net of
  distributions                         (3)       2          1         1
Changes in operating assets and
 liabilities                           151        2          2         -

Cash provided by operations            240        6          3         2

INVESTING ACTIVITIES
Investments and acquisitions           (30)       -          -         -
Capital expenditures                   (27)       -          -         -
Investment proceeds                      2        -          -         -

Cash used by investing activities      (55)       -          -         -

FINANCING ACTIVITIES
Dividends                               (3)      (3)        (1)       (1)
Increase in amounts due from
 Time Warner, net                     (185)      (3)        (2)       (1)

Cash used by financing activities     (188)      (6)        (3)       (2)

DECREASE IN CASH AND EQUIVALENTS        (3)       -          -         -

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                             106        -          -         -

CASH AND EQUIVALENTS AT END
 OF PERIOD                            $103     $  -       $  -      $  -

See accompanying notes.

                       TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("Time Warner")* contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees", see Note 3). Nine of the thirteen original general partners have been merged or dissolved into the other four. Warner Communications Inc. ("WCI," a subsidiary of Time Warner), American Television and Communications Corporation ("ATC," a subsidiary of Time Warner), Warner Cable Communications Inc. ("WCCI," a consolidated subsidiary of WCI) and Time Warner Operations Inc. ("TWOI," formerly Time Warner Cable Inc., a subsidiary of Time Warner), are the four remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the nine former general partners. WCI,ATC, WCCI, TWOI and, where appropriate, the former general partners are referred to herein as the "General Partners."

     WCI conducts substantially all of Time Warner's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The remaining General Partners do not conduct operations independent of their ownership interests in TWE and certain other investments.

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.
__________________

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in TBS that it did not already own (the "TBS Transaction"). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in Old Time Warner and TBS were unaffected by the TBS Transaction. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

                       TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                           (Unaudited)

2.  TWE

     The General Partners' investment in and amounts due to or from TWE at March 31, 1997 and December 31, 1996 is as follows (millions):

March 31, 1997                        WCI       ATC        TWOI     WCCI
Investment in TWE                   $2,327    $2,017      $  565   $  713
Stock option related distributions
 due from TWE                           85        72          21       26
Other net liabilities due to TWE,
 principally related to home video
 distribution                         (297)        -           -        -
Total                               $2,115    $2,089      $  586   $  739

December 31, 1996                     WCI       ATC        TWOI     WCCI
Investment in TWE                   $2,242    $1,942      $  544   $  688
Stock option related distributions
 due from TWE                           44        38          11       13
Other net liabilities due to TWE,
 principally related to home video
 distribution                         (288)        -           -        -
Total                               $1,998    $1,980      $  555   $  701

     TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. Time Warner acquired the 11.22% of the Series A Capital and Residual Capital limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. No portion of TWE's net income has been allocated to the limited partnership interests.

                       TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                           (Unaudited)

     Set forth below is summarized financial information of TWE:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Operating Statement Information
Revenues                                               $2,600      $2,485
Depreciation and amortization                             324         288
Business segment operating income                         329         268
Interest and other, net (1)                               129         (89)
Minority interest                                         108          50
Income before income taxes                                332         112
Net income                                                320          94
__________________

(1) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.
                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Cash Flow Information
Cash provided (used) by operations                     $  (48)     $  557
Capital expenditures                                     (331)       (331)
Investments and acquisitions                              (31)        (31)
Investment proceeds                                       367         119
Borrowings                                                282          63
Debt repayments                                          (318)       (498)
Issuance of preferred stock of subsidiary                 243           -
Capital distributions                                     (54)        (63)
Collections on note receivable from U S WEST                -          71
Other financing activities, net                           (14)         45
Increase (decrease) in cash and equivalents                96         (68)

                                                   March 31,  December 31,
                                                    1997         1996
                                                        (millions)
Balance Sheet Information
Cash and equivalents                                  $   312      $  216
Total current assets                                    3,310       3,146
Total assets                                           20,094      19,973
Total current liabilities                               3,569       4,075
Long-term debt                                          5,640       5,676
Minority interests                                      1,103       1,020
Preferred stock of subsidiary                             243           -
General Partners' Senior Capital                        1,574       1,543
Partners' capital                                       6,711       6,574

                       TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                           (Unaudited)

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1997 and December 31, 1996, the General Partners had recorded $178 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $43.25 and $37.50, respectively. Time Warner is paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the first three months of 1997, the General Partners received distributions from TWE in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. During the first three months of 1996, the General Partners received distributions from TWE in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. Of such aggregate distributions in 1997 and 1996, WCI received $26 million and $30 million, respectively; ATC received $22 million and $26 million, respectively; TWOI received $6 million and $7 million, respectively; and WCCI received $8 million and $9 million, respectively.

3.   GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at March 31, 1997, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are generally no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

     The portion of TWE debt and accrued interest at March 31, 1997 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                     Total Guaranteed by
                         Total Guaranteed by         Each General Partner
                        Each General Partner         and its Subsidiaries
  General Partner
                        %            Amount          %             Amount
                                    (dollars in millions)
WCI                     33.19         $1,794        47.58         $2,572
ATC                     40.73          2,202        40.73          2,202
TWOI                    11.69            632        11.69            632
WCCI, a subsidiary
 of WCI                 14.39            778        14.39            778
Total                  100.00         $5,406          *                *
_____________

* Adds to more than 100% and $5.406 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.

                      TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                           (Unaudited)

4.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity for WCI are as follows:

                                                          Three Months
                                                         Ended March 31,
                                                          1997     1996
                                                            (millions)
Balance at beginning of year                          $8,987      $9,342
Net income                                               115          27
Increase in stock option distribution
 liability to Time Warner                                (42)        (31)
Transfers to Time Warner, net                           (210)       (185)
Unrealized gains (losses) of certain marketable
 equity investments                                       (3)         59
Other                                                    (17)         (3)

Balance at March 31                                   $8,830      $9,209

5.   CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

6.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows (millions):

                                      WCI       ATC        TWOI     WCCI
Three Months Ended March 31, 1997
Cash payments made for interest       $   7     $   -      $  -     $  -
Cash payments made for income
 taxes, net                             114        57        17       20
Tax-related distributions received
 from TWE                                24        20         6        7

                                      WCI       ATC        TWOI     WCCI
Three Months Ended March 31, 1996
Cash payments made for interest       $   4     $   -      $  -     $  -
Cash payments made for income
taxes, net                               57        20         6        7
Tax-related distributions
 received from TWE                       27        23         6        8

                  Part II.  Other Information

Item 1.   Legal Proceedings.

     Reference is made to the Federal lawsuit filed by TWE in November 1992 seeking to overturn the must carry provisions of the 1992 Cable Act on First Amendment grounds, described on pages I-26 and I-27 of TWE's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). On March 31, 1997, the U.S. Supreme Court upheld the constitutionality of the must carry requirements.

     Reference is made to the investigation commenced in 1994 by the U.S. Department of Justice into certain worldwide activities of Warner Music Group ("WMG") and other companies in the recorded music industry, described on page I-27 of the 1996 Form 10-K. On April 25, 1997, WMG provided information and produced documents in accordance with the order of the United States District Court for the District of Columbia.

     Reference is made to the litigation entitled Fox News Network, L.L.C.
v. Time Warner Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc. and R.E. "Ted" Turner III, described on page I-28 of the 1996 Form 10-K. On March 21, 1997, defendants filed a motion for summary judgment addressed to Fox's remaining state law claims, which motion is scheduled to be argued on May 15, 1997. On April 10, 1997, the court denied plaintiff's motion to dismiss the counterclaims.

     On April 11, 1997, the Washington and Dallas offices of the Federal Trade Commission notified Warner Elektra Atlantic Corporation ("WEA") that it had commenced a preliminary investigation into whether WEA or others may be violating or have violated laws against unfair competition by the adoption, implementation and maintenance of minimum advertised pricing programs.

     On March 19, 1997, Six Flags Theme Parks Inc. and its wholly-owned subsidiary Six Flags Over Georgia, Inc. commenced a declaratory judgment action in the Superior Court of Gwinnett County, Georgia, entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd. and Avram Salkin, as Trustee of the Claims Trust. The plaintiffs are affiliates of TWE and seek, among other things, a declaration and determination of the rights and obligations of the partners of Six Flags Over Georgia, L.P. with respect to certain disputed partnership affairs and an accounting of all partnership affairs. On April 21, 1997, defendants filed a motion to dismiss the declaratory judgment action as well as an answer and counterclaim naming Six Flags Entertainment Corporation and TWE as additional counterclaim-defendants. The counterclaim seeks imposition of a constructive trust, compensatory damages of in excess of $250 million and unspecified punitive damages for alleged breach of fiduciary duty, conversion, fraud and conspiracy allegedly committed by the counterclaim-defendants in connection with the management of the Six Flags Over Georgia theme park. The counterclaim-defendants intend to vigorously contest these allegations.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)  Reports on Form 8-K.
     No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 1997.

<PAGE

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

                              Time Warner Entertainment Company, L.P.
                              By: Warner Communications Inc.,
                                   as General Partner


                              By:      /s/ Richard J. Bressler
                              Name:     Richard J. Bressler
                              Title:    Senior Vice President and
                                        Chief Financial Officer


                              American Television and Communications
                                Corporation
                              Time Warner Operations Inc.
                              Warner Cable Communications Inc.
                              Warner Communications Inc.


                              By:      /s/ Richard J. Bressler
                              Name:     Richard J. Bressler
                              Title:    Senior Vice President and
                                        Chief Financial Officer


Dated:    May 12, 1997

                         EXHIBIT INDEX

            Pursuant to Item 601 of Regulations S-K




Exhibit No.   Description of Exhibit

27            Financial Data Schedule.