Form 10-Q
period 1997-06-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC; TIME WARNER OPERATIONS INC
filed 1997-08-13
CIK 893657, 5910, 104650, 893780, 914042

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1997, or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the transition period from ------------------------------to--------------------

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
(Exact name of registrant as
 specified in its charter)         (State or other   (I.R.S. Employer
                                    jurisdiction of    Identification
                                    incorporation         Number)
                                    or organization)

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



                           INDEX TO FORM 10-Q

                                                            Page
                                                                 TWE
                                                                 General
                                                       TWE      Partners

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of
 results of operations and financial condition         1         16
Consolidated balance sheets at June 30, 1997
 and December 31, 1996                                 7         19
Consolidated statements of operations for
 the three and six months ended June 30, 1997
 and 1996                                              8         21
Consolidated statements of cash flows
 for the six months ended June 30, 1997 and 1996       9         25
Notes to consolidated financial statements             10        27


PART II. OTHER INFORMATION                             32

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

Cable Strategy

      Currently, Time Warner is no longer actively pursuing a restructuring of TWE with U S WEST. However, Time Warner is continuing to explore alternatives to reduce selectively its economic interest in the cable television business and related ancillary businesses in order to reduce existing debt and its share of future funding requirements related to such operations. These alternatives include sales or exchanges of non-strategic, unclustered cable television systems and tax-efficient transfers of cable television systems and related ancillary businesses to joint ventures or other enterprises that would be responsible for financing the operating and capital needs of such businesses. These alternatives may be subject to third party, franchise and regulatory approvals, including, in certain instances, approval by U S WEST and/or the Advance/Newhouse Partnership ("Advance/Newhouse"). There can be no assurance that any of these efforts will succeed.

     Consistent with this strategy of reducing existing debt and its share of future funding requirements related to the cable television business, TWE and Advance/Newhouse entered into agreements in June 1997 to transfer the direct broadcast satellite operations conducted by TWE and the TWE-Advance/Newhouse Partnership (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by the TWE-Advance/Newhouse Partnership ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar
Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission (the "FCC"). There can be no assurance that such approvals will be obtained.

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

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three and six months ended June 30, 1997 and 1996 are as follows:

                                   Three Months Ended June 30,

                                                  Operating
                                 EBITDA             Income
                              1997   1996         1997    1996
                                         (millions)
Filmed Entertainment-
  Warner Bros.                $144     $140       $ 73    $ 79
Broadcasting-The WB Network    (18)     (12)       (19)    (12)
Cable Networks-HBO             103       87         98      83
Cable                          419      376        168     147

Total                         $648     $591       $320    $297



                                   Six Months Ended June 30,

                                                  Operating
                                 EBITDA             Income
                              1997   1996         1997  1996
                                         (millions)

Filmed Entertainment-
  Warner Bros.                $290     $271       $148    $149
Broadcasting-The WB Network    (38)     (36)       (39)    (36)
Cable Networks-HBO             199      168        189     159
Cable                          850      744        351     293

Total                       $1,301   $1,147       $649    $565

Three Months Ended June 30, 1997 Compared to the Three Months Ended June
30, 1996

     TWE had revenues of $2.728 billion and net income of $82 million for the three months ended June 30, 1997, compared to revenues of $2.608 billion and net income of $74 million for the three months ended June 30, 1996. As discussed more fully below, TWE's net income increased in 1997 as compared to results in 1996 principally due to an overall increase in operating income generated by its business segments.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $25 million and $21 million for the three months ended June 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.254 billion, compared to $1.270 billion in the second quarter of 1996. EBITDA increased to $144 million from $140 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $71 million in 1997 and $61 million in 1996. Operating income decreased to $73 million from $79 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by significant increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations. Operating income was further affected by higher depreciation and amortization principally related to the expansion of theme parks and consumer products operations.

     Broadcasting - The WB Network. Revenues increased to $29 million, compared to $18 million in the second quarter of 1996. EBITDA decreased to a loss of $18 million from a loss of $12 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses increased to $19 million from $12 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner in the first quarter of 1997 to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $487 million, compared to $456 million in the second quarter of 1996. EBITDA increased to $103 million from $87 million. Depreciation and amortization amounted to $5 million in 1997 and $4 million in 1996. Operating income increased to $98 million from $83 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.066 billion, compared to $961 million in the second quarter of 1996. EBITDA increased to $419 million from $376 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $251 million in 1997 and $229 million in 1996. Operating income increased to $168 million from $147 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $139 million in the second quarter of 1997, compared to $132 million in the second quarter of 1996. Interest expense increased to $120 million, compared to $117 million in 1996. There was other expense, net, of $19 million in the second quarter of 1997, compared to $15 million in the second quarter of 1996, principally due to an increase in dividend requirements on preferred stock of a subsidiary issued in February 1997 to reduce bank debt. The preferred stock was issued by a newly formed, substantially owned subsidiary (the "REIT") intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30,
1996

     TWE had revenues of $5.328 billion and net income of $402 million for the six months ended June 30, 1997, compared to revenues of $5.093 billion and net income of $168 million for the six months ended June 30, 1996. As discussed more fully below, TWE's net income increased significantly in 1997 as compared to results in 1996 principally due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $37 million and $39 million for the six months ended June 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $2.426 billion, compared to $2.486 billion in the first six months of 1996. EBITDA increased to $290 million from $271 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $142 million in 1997 and $122 million in 1996. Operating income decreased to $148 million from $149 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by significant increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations and a gain on the sale of an investment.

     Broadcasting - The WB Network. Revenues increased to $53 million, compared to $33 million in the first six months of 1996. EBITDA decreased to a loss of $38 million from a loss of $36 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses increased to $39 million from $36 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner in the first quarter of 1997 to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $970 million, compared to $875 million in the first six months of 1996. EBITDA increased to $199 million from $168 million. Depreciation and amortization amounted to $10 million in 1997 and $9 million in 1996. Operating income increased to $189 million from $159 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $2.086 billion, compared to $1.908 billion in the first six months of 1996. EBITDA increased to $850 million from $744 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $499 million in 1997 and $451 million in 1996. Operating income increased to $351 million from $293 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $24 million recognized in the first quarter of 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $10 million in the first six months of 1997, compared to $221 million in the first six months of 1996. Interest expense decreased to $235 million, compared to $239 million in 1996. There was other income, net, of $225 million in the first six months of 1997, compared to $18 million in the first six months of 1996, principally due to higher gains on asset sales, including an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in the first quarter of 1997. This income was offset in part by an increase in dividend requirements on preferred stock of the REIT issued in February 1997 to reduce bank debt.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1997

Financial Condition

    TWE had $5.8 billion of debt, $240 million of preferred stock of a subsidiary, $1.6 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital at June 30, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996. Cash and equivalents were $293 million at June 30, 1997, compared to $216 million at December 31, 1996, reducing the debt-net-of-cash amounts for TWE to $5.5 billion in both periods.

Cash Flows

     During the first six months of 1997, TWE's cash provided by operations amounted to $416 million and reflected $1.301 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $243 million of interest payments, $35 million of income taxes, $36 million of corporate expenses, and $571 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.197 billion in the first six months of 1996 reflected $1.147 billion of business segment EBITDA and $364 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $247 million of interest payments, $32 million of income taxes and $35 million of corporate expenses.

     Cash used by investing activities was $425 million in the first six months of 1997, compared to $650 million in the first six months of 1996, principally as a result of a $175 million increase in proceeds from the sale of investments and lower capital expenditures. Capital expenditures were $734 million in 1997 and $781 million in 1996.

     Cash provided by financing activities was $86 million in the first six months of 1997, compared to cash used by financing activities of $538 million in the first six months of 1996, principally as a result of a lower level of debt reduction in the first six months of 1997 and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $662 million in the six months ended June 30, 1997, compared to $610 million in the six months ended June 30, 1996. For the full year of 1997, cable capital spending is expected to be relatively comparable to 1996 levels, with approximately $750 million budgeted for the remainder of 1997. Capital spending by TWE's Cable division is expected to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $1.839 billion at June 30, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $226 million and $189 million, respectively, and to Time Warner's cable television networks of $489 million and $274 million, respectively). Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                                             June 30,    December 31,
                                               1997         1996
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                         $   293      $   216
Receivables, including $341 and $383
 million due from Time Warner, less
 allowances of $378 and $373 million           1,717        1,637
Inventories                                    1,367        1,134
Prepaid expenses                                 182          159

Total current assets                           3,559        3,146

Noncurrent inventories                         2,126        2,263
Loan receivable from Time Warner                 400          400
Investments                                      367          351
Property, plant and equipment, net             6,266        5,999
Cable television franchises                    2,977        3,054
Goodwill .                                     3,936        3,996
Other assets                                     579          764

Total assets                                 $20,210      $19,973

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                             $   710      $   935
Participations and programming costs payable   1,346        1,393
Debt due within one year                           7            7
Other current liabilities, including $85
 million and $82 million due to Time Warner    1,568        1,740

Total current liabilities                      3,631        4,075

Long-term debt                                 5,781        5,676
Other long-term liabilities, including
 $307 and $138 million due to Time Warner      1,285        1,085
Minority interests                             1,137        1,020
Preferred stock of subsidiary holding
 solely a mortgage note of its parent            240            -
Time Warner General Partners' Senior Capital   1,605        1,543

Partners' capital
Contributed capital                            7,537        7,537
Undistributed partnership earnings
 (deficit)                                    (1,006)        (963)
Total partners' capital                        6,531        6,574

Total liabilities and partners' capital      $20,210      $19,973

See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                       Three Months       Six Months
                                      Ended June 30,     Ended June 30,
                                     1997       1996    1997       1996
                                                 (millions)

Revenues (a)                        $2,728    $2,608    $5,328   $5,093

Cost of revenues (a)(b)              1,782     1,730     3,447    3,395
Selling, general and
 administrative (a)(b)                 626       581     1,232    1,133

Operating expenses                   2,408     2,311     4,679    4,528

Business segment operating income      320       297       649      565
Interest and other, net (a)           (139)     (132)      (10)    (221)
Minority interest                      (56)      (52)     (164)    (102)
Corporate services (a)                 (18)      (18)      (36)     (35)

Income before income taxes             107        95       439      207
Income taxes                           (25)      (21)      (37)     (39)

Net income                          $   82    $   74    $  402   $  168

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1997, respectively, and for the corresponding periods in the prior year: revenues-$55 million and $121 million in 1997, $76 million and $99 million in 1996; cost of revenues-$(26) million and $(36) million in 1997, $(14) million and $(38) million in 1996; selling, general and administrative-$21 million and $40 million in 1997, $(7) million and $(9) million in 1996; interest and other, net-$5 million and $17 million in 1997, $7 million and $16 million in 1996; and corporate services-$(18) million and $(36) million in 1997, $(18) million and $(35) million in 1996.

(b) Includes depreciation and amortization
 expense of:                        $328      $294      $652     $ 582







See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                    Six Months
                                                   Ended June 30,
                                                 1997         1996
                                                     (millions)
OPERATIONS
Net income                                      $  402      $  168
Adjustments for noncash and nonoperating items:
Depreciation and amortization                      652         582
Changes in operating assets and liabilities       (638)        447

Cash provided by operations                        416       1,197

INVESTING ACTIVITIES
Investments and acquisitions                       (62)        (65)
Capital expenditures                              (734)       (781)
Investment proceeds                                371         196

Cash used by investing activities                 (425)       (650)

FINANCING ACTIVITIES
Borrowings                                         428          63
Debt repayments                                   (323)       (670)
Issuance of preferred stock of subsidiary          243           -
Capital distributions                             (203)       (132)
Collections on note receivable from U S WEST         -         169
Other                                              (59)         32

Cash provided (used) by financing activities        86        (538)

INCREASE IN CASH AND EQUIVALENTS                    77           9

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        216         209

CASH AND EQUIVALENTS AT END OF PERIOD             $293        $218




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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")* $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the


______________
* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $105 million and $101 million in the three months ended June 30, 1997 and 1996, respectively, and $212 million and $211 million for the six months ended June 30, 1997 and 1996, respectively.

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

2.  INVENTORIES

  TWE's inventories consist of:
                               June 30, 1997           December 31, 1996
                           Current   Noncurrent     Current     Noncurrent
                                            (millions)
Film costs:
 Released, less
  amortization             $  544    $  592         $ 544       $ 535
 Completed and not released   412        98           168          42
 In process and other          54       489            21         704
 Library, less amortization     -       638             -         664
Programming costs, less
 amortization                 276       309           319         318
Merchandise                    81         -            82           -
Total                      $1,367    $2,126        $1,134      $2,263

3.   INVESTMENTS

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

4.   PRIMESTAR PARTNERS

     In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/Newhouse") entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and the TWE-Advance/Newhouse Partnership (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by the TWE-Advance/Newhouse Partnership ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

     In June 1997, Primestar also entered into an agreement with The News Corporation Limited, MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     These transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal Communications
Commission. There can be no assurance that such approvals will be obtained.

5.   PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of step-down preferred stock ("Step-Down Preferred Stock"). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable of TWE, which has been secured by certain real estate owned by TWE or its affiliates.

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

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:
                                                      Six Months
                                                    Ended June 30,
                                                   1997       1996
                                                      (millions)
Balance at beginning of year                     $6,574      $6,478
Net income                                          402         168
Distributions                                      (369)       (147)
Allocation of income to Time Warner
 General Partners' Senior Capital                   (62)        (57)
Collections on note receivable from U S WEST          -         169
Capital contributions                                 -          15
Other                                               (14)         10

Balance at June 30                               $6,531      $6,636

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

     During the six months ended June 30, 1997, TWE accrued $192 million of tax-related distributions and $177 million of stock option distributions, based on closing prices of Time Warner common stock of $48.25 at June 30, 1997 and $37.50 at December 31, 1996. During the six months ended June 30, 1996, TWE accrued $123 million of tax-related distributions and $24 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the six months ended June 30, 1997, TWE paid distributions to the Time Warner General Partners in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. In the six months ended June 30, 1996, TWE paid the Time Warner General Partners distributions in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. In July 1997, TWE made a $535 million distribution to the Time Warner General Partners relating to their Senior Capital interests.

7.   SEGMENT INFORMATION

     TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below.

                                      Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                     1997       1996    1997       1996
                                                 (millions)
Revenues
Filmed Entertainment-Warner Bros.   $1,254    $1,270    $2,426   $2,486
Broadcasting-The WB Network             29        18        53       33
Cable Networks-HBO                     487       456       970      875
Cable                                1,066       961     2,086    1,908
Intersegment elimination              (108)      (97)     (207)    (209)

Total                               $2,728    $2,608    $5,328   $5,093

                                      Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                     1997       1996    1997       1996
                                                 (millions)
Operating Income
Filmed Entertainment-Warner Bros.   $   73    $   79    $  148   $  149
Broadcasting-The WB Network            (19)      (12)      (39)     (36)
Cable Networks-HBO                      98        83       189      159
Cable                                  168       147       351      293

Total                               $  320    $  297    $  649   $  565

                                       Three Months       Six Months
                                      Ended June 30,     Ended June 30,
                                     1997       1996    1997     1996
                                                 (millions)
Depreciation of Property, Plant
 and Equipment
Filmed Entertainment-Warner Bros.   $   41    $   32    $   81   $   62
Broadcasting-The WB Network              1         -         1        -
Cable Networks-HBO                       5         4        10        9
Cable                                  176       157       348      300

Total                               $  223    $  193    $  440   $  371

                                       Three Months       Six Months
                                      Ended June 30,     Ended June 30,
                                     1997       1996    1997     1996
                                                 (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.   $   30    $   29    $   61   $   60
Broadcasting-The WB Network              -         -         -        -
Cable Networks-HBO                       -         -         -        -
Cable                                   75        72       151      151

Total                               $  105    $  101    $  212   $  211

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

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:
                                                     Six Months
                                                    Ended June 30,
                                                  1997        1996
                                                      (millions)
Interest expense                                  $235         $239
Cash payments made for interest                    243          247
Cash payments made for income taxes, net            35           32
Noncash capital distributions                      177           24

                      TWE GENERAL PARTNERS
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. The financial position and results of operations of ATC, TWOI and WCCI (the other General Partners of TWE, as described in
Note 1 to the accompanying consolidated financial statements) are principally derived from their investments in TWE, Time Warner Companies, Inc. ("Time Warner")*, Turner Broadcasting System, Inc. ("TBS") and their revolving credit agreements with Time Warner. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to the Three Months Ended June
30, 1996

     WCI had revenues of $830 million and net income of $22 million for the three months ended June 30, 1997, compared to revenues of $876 million and net income of $28 million for the three months ended June 30, 1996. EBITDA decreased to $112 million from $153 million. Depreciation and amortization, including amortization related to the purchase of WCI, was $91 million in 1997 and 1996. Operating income decreased to $21 million from $62 million. Despite WCI maintaining its leading domestic

______________
* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in TBS that it did not already own. (the "TBS Transaction").
As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in Old Time Warner and TBS were unaffected by the TBS Transaction. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

market share for the year (20%), the decline in revenues principally related to continuing industry-wide softness in the overexpanded U.S. retail marketplace and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     WCI's equity in the pretax income of TWE was $51 million for the three months ended June 30, 1997, compared to $46 million for the three months ended June 30, 1996. TWE's pretax income increased in 1997 as compared to results in 1996 principally due to an overall increase in operating income generated by its business segments.

     Interest and other, net was $14 million of income for the three months ended June 30, 1997, compared to $16 million of expense for the three months ended June 30, 1996. Interest expense decreased to $2 million from $7 million. There was other income, net, of $16 million in 1997, compared to other expense, net, of $9 million in 1996, principally because of an increase in investment-related income, offset in part by costs associated with WCI's receivables securitization program. The increase in investment related income principally related to gains on the sale of investments and lower losses from reductions in carrying value of certain investments.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30,
1996

     WCI had revenues of $1.769 billion and net income of $136 million for the six months ended June 30, 1997, compared to revenues of $1.859 billion and net income of $42 million for the six months ended June 30, 1996. EBITDA decreased to $241 million from $294 million. Depreciation and amortization, including amortization related to the purchase of WCI, was $177 million in 1997 and $179 million in 1996. Operating income decreased to $64 million from $115 million. Despite WCI maintaining its leading domestic market share for the year (20%), the decline in revenues principally related to continuing industry-wide softness in the overexpanded U.S. retail marketplace and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     WCI's equity in the pretax income of TWE was $209 million for the six months ended June 30, 1997, compared to $99 million for the six months ended June 30, 1996. TWE's pretax income increased significantly in 1997 as compared to results in 1996 due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     Interest and other, net was $31 million of income for the six months ended June 30, 1997, compared to $28 million of expense for the six months ended June 30, 1996. Interest expense decreased to $11 million from $14 million. There was other income, net, of $42 million in 1997, compared to other expense, net, of $14 million in 1996, principally because of an increase in investment-related income and gains on foreign exchange contracts, offset in part by costs associated with WCI's receivables securitization program. The increase in investment-related income principally related to gains on the sale of investments and lower losses from reductions in the carrying value of certain investments.

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

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1997

     WCI had $8.9 billion of equity at June 30, 1997, compared to $9 billion of equity at December 31, 1996. Cash and equivalents increased to $134 million at June 30, 1997, compared to $91 million at December 31, 1996. WCI had no long-term debt due to Time Warner at the end of either period.

     The total capitalization of ATC, TWOI and WCCI at June 30, 1997 consisted of equity capital of $2.3 billion, $660 million and $821 million, respectively, compared to $2.3 billion, $654 million and $814 million at December 31, 1996, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under each General Partner's revolving credit agreement with Time Warner, will continue to be sufficient to satisfy the General Partners' obligations with respect to their tax sharing agreements with Time Warner for the foreseeable future.

Cash Flows

     In the first six months of 1997, WCI's cash provided by operations amounted to $216 million and reflected $241 million of EBITDA, $97 million of distributions from TWE and $52 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $7 million of interest payments and $167 million of income taxes ($99 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $361 million in the first six months of 1996 reflected $294 million of EBITDA, $63 million of distributions from TWE and $141 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $9 million of interest payments and $128 million of income taxes ($68 million of which was paid to Time Warner under a tax sharing agreement). Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with Time Warner are sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first six months of 1997, the General Partners received an aggregate $203 million of distributions, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. During the first six months of 1996, the General Partners received an aggregate $132 million of distributions, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. Of such aggregate distributions in the first six months of 1997 and 1996, WCI, ATC, TWOI and WCCI received $97 million and $63 million, respectively; $83 million and $54 million, respectively; $23 million and $15 million, respectively; and $29 million and $19 million, respectively. In July 1997, the Time Warner General Partners received a $535 million distribution relating to their Senior Capital interests. Of such amount, WCI, ATC, TWOI and WCCI received $255 million, $218 million, $62 million and $77 million, respectively.

                     TWE GENERAL PARTNERS
                  CONSOLIDATED BALANCE SHEETS
                         June 30, 1997
                          (Unaudited)

                                  WCI       ATC           TWOI      WCCI
                                              (millions)
ASSETS
Current assets
Cash and equivalents            $  134     $    -       $    -    $   -
Receivables, less allowances
 of $244 million                   676          -            -        -
Inventories                        150          -            -        -
Prepaid expenses                   640          -            -        -

Total current assets             1,600          -            -        -

Investments in and amounts due
 to and from TWE                 2,151      2,068          579      731
Investments in Time Warner          86         63           17       21
Other investments                1,671        344           94      106

Music catalogues, contracts
 and copyrights                    980          -            -        -
Goodwill                         3,634          -            -        -
Other assets, primarily
 property, plant and equipment     516          -            -        -

Total assets                   $10,638     $2,475       $  690   $  858

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties
 payable                       $   869     $    -       $    -   $    -
Other current liabilities          416          2            -        -
Total current liabilities        1,285          2            -        -

Long-term liabilities, including
 $209, $123, $30 and $37
 million due to Time Warner        452        124           30       37

Shareholders' equity
Common stock                         1          1            1        1
Preferred stock, 125 thousand
 shares authorized, $.01 par value,
 90 thousand shares outstanding,
 $90 million liquidation
 preference                          -          -            -        -
Paid-in capital                 10,047      2,893          830    1,033
Retained earnings                  411         51            5        6
                                10,459      2,945          836    1,040

Due from Time Warner, net       (1,068)      (260)         (80)    (100)
Reciprocal interest in
 Time Warner stock                (490)      (336)         (96)    (119)

Total shareholders' equity       8,901      2,349          660      821

Total liabilities and
 shareholders' equity          $10,638    $ 2,475       $  690   $  858


See accompanying notes.

                     TWE GENERAL PARTNERS
                  CONSOLIDATED BALANCE SHEETS
                       December 31, 1996

                                  WCI       ATC         TWOI      WCCI
                                              (millions)
ASSETS
Current assets
Cash and equivalents           $   91      $    -       $    -    $   -
Receivables, less allowances
 of $362 million                 1,013          -            -        -
Inventories                        165          -            -        -
Prepaid expenses                   510          -            -        -

Total current assets             1,779          -            -        -

Investments in and amounts
 due to and from TWE             1,998      1,980          555      701
Investments in Time Warner          86         64           17       21
Other investments                1,695        345           93      105

Music catalogues, contracts
 and copyrights                  1,035          -            -        -
Goodwill                         3,704          -            -        -
Other assets, primarily
 property, plant and equipment     537          -            -        -

Total assets                   $10,834     $2,389       $  665    $ 827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties
 payable                       $   934     $    -       $    -    $   -
Other current liabilities          518          2            -        -

Total current liabilities        1,452          2            -        -

Long-term liabilities, including
 $137, $55, $11 and $13 million
 due to Time Warner                395         56           11       13

Shareholders' equity
Common stock                         1          1            1        1
Paid-in capital                 10,009      2,893          830    1,033
Retained earnings (accumulated
 deficit)                          390         27           (2)      (3)
                                10,400      2,921          829    1,031

Due from Time Warner, net         (923)      (254)         (79)     (98)
Reciprocal interest in Time
 Warner stock                     (490)      (336)         (96)    (119)

Total shareholders' equity       8,987      2,331          654      814

Total liabilities and share-
 holders' equity               $10,834     $2,389        $ 665    $ 827

See accompanying notes.

                     TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
                Three Months Ended June 30, 1997
                          (Unaudited)

                                  WCI       ATC         TWOI      WCCI
                                              (millions)

Revenues (a)                   $   830     $    -       $    -    $   -

Cost of revenues (a)(b)            538          -            -        -
Selling, general and
 administrative (a)(b)             271          -            -        -

Operating expenses                 809          -            -        -

Business segment operating income   21          -            -        -
Equity in pretax income of
 TWE (a)                            51         44           12       15
Interest and other, net (a)         14          8            2        3

Income before income taxes          86         52           14       18
Income taxes (a)                   (58)       (26)          (7)      (8)

Net income                        $ 28       $ 26         $  7     $ 10
__________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                          $ 30       $  -         $  -     $  -
Cost of revenues                   (10)         -            -        -
Selling, general and
 administrative                      5          -            -        -
Equity in pretax income of TWE       -          -            -        -
Interest and other, net              9          -            -        -
Income taxes                       (25)       (16)          (4)      (5)

(b)  Includes depreciation and
      amortization expense of:    $ 91       $  -         $  -     $  -





See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
                Three Months Ended June 30, 1996
                          (Unaudited)


                                  WCI       ATC           TWOI      WCCI
                                               (millions)

Revenues (a)                   $   876     $    -       $    -    $   -

Cost of revenues (a)(b)            647          -            -        -
Selling, general and
 administrative (a)(b)             167          -            -        -

Operating expenses                 814          -            -        -

Business segment operating
 income                             62          -            -        -
Equity in pretax income of
 TWE (a)                            46         38           11       14
Interest and other, net (a)        (16)         7            2        2

Income before income taxes          92         45           13       16
Income taxes (a)                   (77)       (25)          (7)      (8)

Net income                     $    15     $   20       $    6    $   8
__________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                       $    61     $    -       $    -    $   -
Cost of revenues                   (16)         -            -        -
Selling, general and
 administrative                      6          -            -        -
Equity in pretax income of TWE      (2)         -            -        -
Interest and other, net             14          -            -        -
Income taxes                       (43)       (16)          (4)      (5)

(b) Includes depreciation and
 amortization expense of:      $    91     $    -       $    -    $   -





See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
                  Six Months Ended June 30, 1997
                           (Unaudited)

                                  WCI       ATC           TWOI      WCCI
                                               (millions)

Revenues (a)                    $1,769     $    -       $    -    $   -

Cost of revenues (a)(b)          1,151          -            -        -
Selling, general and
 administrative (a)(b)             554          -            -        -
Operating expenses               1,705          -            -        -

Business segment operating
 income                             64          -            -        -
Equity in pretax income of
 TWE (a)                           209        179           51       63
Interest and other, net (a)         31         11            3        4

Income before income taxes         304        190           54       67
Income taxes (a)                  (168)       (88)         (25)     (30)

Net income                      $  136     $  102       $   29    $  37

_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                        $   65     $    -       $    -    $   -
Cost of revenues                   (20)         -            -        -
Selling, general and
 administrative                     25          -            -        -
Equity in pretax income of TWE      (5)         -            -        -
Interest and other, net             34          -            -        -
Income taxes                       (99)       (73)         (21)     (25)

(b) Includes depreciation and
 amortization expense of:       $  177     $    -       $    -    $   -







See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
                  Six Months Ended June 30, 1996
                           (Unaudited)

                                  WCI       ATC           TWOI      WCCI
                                               (millions)

Revenues (a)                    $1,859     $    -       $    -    $   -

Cost of revenues (a)(b)          1,351          -            -        -
Selling, general and
 administrative (a)(b)             393          -            -        -
Operating expenses               1,744          -            -        -

Business segment operating
 income                            115          -            -        -
Equity in pretax income of
 TWE (a)                            99         84           24       30
Interest and other, net (a)        (28)        10            3        4

Income before income taxes         186         94           27       34
Income taxes (a)                  (144)       (52)         (15)     (18)

Net income                      $   42     $   42       $   12    $  16

_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                        $   99     $    -       $    -    $   -
Cost of revenues                   (27)         -            -        -
Selling, general and
 administrative                     24          -            -        -
Equity in pretax income of TWE      (7)         -            -        -
Interest and other, net             28          -            -        -
Income taxes                       (68)       (36)         (10)     (12)

(b) Includes depreciation and
 amortization expense of:       $  179     $    -       $    -    $   -







See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended June 30, 1997
                          (Unaudited)

                                  WCI       ATC          TWOI      WCCI
                                               (millions)
OPERATIONS
Net income                      $  136     $  102       $   29    $  37
Adjustments for noncash and
 nonoperating items:
Depreciation and amortization      177          -            -        -
Excess of equity in pretax income
 of TWE over distributions        (112)       (96)         (28)     (34)
Equity in loss of other investee
 companies, net of distributions    (9)         -            -        -
Changes in operating assets and
 liabilities                        24          5            1        -

Cash provided by operations        216         11            2        3

INVESTING ACTIVITIES
Investments and acquisitions       (30)         -            -        -
Capital expenditures               (62)         -            -        -
Investment proceeds                 69          -            -        -

Cash used by investing activities  (23)         -            -        -

FINANCING ACTIVITIES
Dividends                           (5)        (5)          (1)      (1)
Increase in amounts
 due from Time Warner, net        (145)        (6)          (1)      (2)

Cash used by financing activities (150)       (11)          (2)      (3)

INCREASE IN CASH AND EQUIVALENTS    43          -            -        -

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                          91          -            -        -

CASH AND EQUIVALENTS AT END
 OF PERIOD                      $  134     $    -       $    -    $   -







See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended June 30, 1996
                          (Unaudited)

                                  WCI       ATC         TWOI      WCCI
                                               (millions)

OPERATIONS
Net income                      $  42      $   42      $    12   $  16
Adjustments for noncash and
 nonoperating items:
Depreciation and amortization     179           -            -        -
Excess of equity in pretax income
 of TWE over distributions        (36)        (30)          (9)     (11)
Equity in (income) loss of other
 investee companies, net of
  distributions                   (18)          1            -        -
Changes in operating assets
 and liabilities                  194           5            3        2

Cash provided by operations       361          18            6        7

INVESTING ACTIVITIES
Investments and acquisitions      (38)          -            -        -
Capital expenditures              (55)          -            -        -
Investment proceeds                 7           -            -        -

Cash used by investing
 activities                       (86)          -            -        -

FINANCING ACTIVITIES
Dividends                          (4)         (4)          (1)      (1)
Increase in amounts due from
 Time Warner, net                (217)        (14)          (5)      (6)

Cash used by financing
 activities                      (221)        (18)          (6)      (7)

DECREASE IN CASH AND EQUIVALENTS   54           -            -        -

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                        106           -            -        -

CASH AND EQUIVALENTS AT
 END OF PERIOD                 $  160      $    -       $    -    $   -





See accompanying notes.

                          TWE GENERAL PARTNERS
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("Time Warner")* contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Filmed Entertainment -Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the"General Partner Guarantees", see Note 4). Nine of the thirteen original general partners have been merged or dissolved into the other four. Warner Communications Inc. ("WCI," a subsidiary of Time Warner), American Television and Communications Corporation ("ATC," a subsidiary of Time Warner), Warner Cable Communications Inc. ("WCCI," a consolidated subsidiary of WCI) and Time Warner Operations Inc. ("TWOI," formerly Time Warner Cable Inc., a subsidiary of Time Warner), are the four remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the nine former general partners. WCI, ATC, WCCI, TWOI and, where appropriate, the former general partners are referred to herein as the "General Partners."

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

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting

______________
*  On October 10, 1996, Time Warner Inc. acquired the remaining 80%
interest in TBS that it did not already own (the "TBS Transaction").   As
a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in Old Time Warner and TBS were unaffected by the TBS Transaction. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.  MERGERS AND ACQUISITIONS

     In June 1997, WCI acquired TBS's interests in Turner Broadcasting System Europe Limited ("TBSEL") and Turner Entertainment Networks International Limited ("TENIL"), wholly-owned subsidiaries of TBS, which conduct certain of TBS's cable television programming operations in the United Kingdom. To acquire TBSEL and TENIL, WCI issued 90 thousand shares of a new series of preferred stock. Each share of preferred stock is entitled to a liquidation preference of $1,000 per share and entitles the holder thereof to receive a $80 annual dividend per share, payable in cash on a quarterly basis. The acquisition was accounted for as a merger of entities under common control effective as of January 1, 1997, similar to the pooling-of-interest method of accounting for business combinations. The operating results of the companies acquired are not material to WCI's results of operations.

3.  TWE

     The General Partners' investment in and amounts due to or from TWE at June 30, 1997 and December 31, 1996 is as follows (millions):

June 30, 1997                     WCI        ATC         TWOI      WCCI
Investment in TWE               $2,264     $1,962       $  549    $ 694
Stock option related
 distributions due from TWE        123        106           30       37
Other net liabilities due to
 TWE, principally related to
 home video distribution          (236)         -            -        -
Total                           $2,151     $2,068       $  579    $ 731


December 31, 1996                 WCI        ATC         TWOI      WCCI
Investment in TWE               $2,242     $1,942       $  544    $ 688
Stock option related
 distributions due from TWE         44         38           11       13
Other net liabilities due to
 TWE, principally related to
 home video distribution          (288)         -            -        -
Total                           $1,998     $1,980       $  555    $ 701

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

     Set forth below is summarized financial information of TWE:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                       Three Months       Six Months
                                      Ended June 30,     Ended June 30,
                                     1997       1996    1997       1996
                                                 (millions)
Operating Statement Information
Revenues                            $2,728    $2,608    $5,328   $5,093
Depreciation and amortization          328       294       652      582
Business segment operating income      320       297       649      565
Interest and other, net (1)            139       132        10      221
Minority interest                       56        52       164      102
Income before income taxes             107        95       439      207
Net income                              82        74       402      168
__________________
(1) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.
                                                          Six Months
                                                         Ended June 30,
                                                        1997       1996
                                                           (millions)
Cash Flow Information
Cash provided by operations                             $  416   $1,197
Capital expenditures                                      (734)    (781)
Investments and acquisitions                               (62)     (65)
Investment proceeds                                        371      196
Borrowings                                                 428       63
Debt repayments                                           (323)    (670)
Issuance of preferred stock of subsidiary                  243        -
Capital distributions                                     (203)    (132)
Collections on note receivable from U S WEST                 -      169
Other financing activities, net                            (59)      32
Increase in cash and equivalents                            77        9

                                               June 30,       December 31,
                                                 1997            1996
                                                      (millions)
Balance Sheet Information
Cash and equivalents                             $  293          $  216
Total current assets                              3,559           3,146
Total assets                                     20,210          19,973
Total current liabilities                         3,631           4,075
Long-term debt                                    5,781           5,676
Minority interests                                1,137           1,020
Preferred stock of subsidiary                       240               -
General Partners' Senior Capital                  1,605           1,543
Partners' capital                                 6,531           6,574

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1997 and December 31, 1996, the General Partners had recorded $259 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $48.25 and $37.50, respectively. Time Warner is paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 1997, the General Partners received distributions from TWE in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. During the six months ended June 30, 1996, the General Partners received distributions from TWE in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. Of such aggregate distributions in 1997 and 1996, WCI received $97 million and $63 million, respectively; ATC received $83 million and $54 million, respectively; TWOI received $23 million and $15 million, respectively; and WCCI received $29 million and $19 million, respectively. In July 1997, the Time Warner General Partners received a $535 million distribution relating to their Senior Capital interests. Of such amount, WCI, ATC, TWOI and WCCI received $255 million, $218 million, $62 million and $77 million, respectively.

4.   GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.6 billion of TWE's debt and accrued interest at June 30, 1997, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are generally no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

     The portion of TWE debt and accrued interest at June 30, 1997 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                     Total Guaranteed by
                            Total Guaranteed by      Each General Partner
                            Each General Partner     and its Subsidiaries
   General Partner           %           Amount       %           Amount
                                      (dollars in millions)
WCI                        33.19        $1,851       47.58       $2,653
ATC                        40.73         2,272       40.73        2,272
TWOI                       11.69           652       11.69          652
WCCI, a subsidiary of WCI  14.39           802       14.39          802
Total                     100.00        $5,577           *            *

* Adds to more than 100% and $5.577 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.

5.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity for WCI are as follows:
                                                          Six Months
                                                         Ended June 30,
                                                         1997      1996
                                                           (millions)
Balance at beginning of year                            $8,987   $9,342
Net income                                                 136       42
Increase in stock option distribution liability to
 Time Warner                                               (84)     (11)
Transfers to Time Warner, net                             (148)    (217)
Issuance of preferred stock                                 38        -
Unrealized gains (losses) of certain marketable equity
 investments                                               (11)      61
Other                                                      (17)      (4)

Balance at June 30                                      $8,901   $9,213

6.   CONTINGENCIES

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

7.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows (millions):

                                    WCI        ATC         TWOI      WCCI
                                               (millions)
Six Months Ended June 30, 1997
Cash payments made for interest    $   7       $   -       $   -   $   -
Cash payments made for income
 taxes, net                          167          73          21      25
Tax-related distributions
 received from TWE                    92          78          22      28


                                    WCI        ATC         TWOI      WCCI
                                               (millions)
Six Months Ended June 30, 1996
Cash payments made for interest    $   9       $   -       $   -   $   -
Cash payments made for income
 taxes, net                          128          36          10      12
Tax-related distributions
 received from TWE                    59          50          14      18

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to the litigation entitled Fox News Network, L.L.C.
v. Time Warner Inc. et al. described on page I-28 of TWE's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). On May 15, 1997, defendants' motion for summary judgment as to plaintiff's fraud and promissory estoppel claims was granted, and the remaining antitrust claims were transferred on the court's own motion to the Southern District of New York. On July 22, 1997, the parties executed a settlement agreement resolving all claims against defendants not previously dismissed.

     Reference is made to the action commenced by the holders of Time Warner's New York City cable franchises against the City of New York described on page I-29 of the 1996 Form 10-K. On July 3, 1997, the United States Court of Appeals for the Second Circuit affirmed the lower court's grant of a preliminary injunction to the Time Warner plaintiffs. On July 22, 1997, the parties executed a settlement agreement that resolved Time Warner's claims for injunctive relief.

     Reference is made to the litigation entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc. described on pages I-27 and I-28 of the 1996 Form 10-K. On July 3, 1997, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of the Amended Complaint and remanded the case to the District Court, holding that the Amended Complaint was sufficient to meet the pleading requirements of the Federal Rules and that the action should proceed.

     Reference is made to the litigation entitled Robinson & Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc. described on page I-28 of the 1996 Form 10-K. On August 1, 1997, the Circuit Court issued an Order vacating and setting aside the conditional class certification, granting the plaintiffs' motion to dismiss, and dismissing the entire action, without prejudice.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b)  Reports on Form 8-K.

           No Current Report on Form 8-K was filed by TWE during the quarter ended June 30, 1997.

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

                           TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           By:  Warner Communications Inc.,
                                    as General Partner

                           By:  /s/RICHARD J. BRESSLER
                           Name:   Richard J. Bressler
                                   Senior Vice President and
                                    Chief Financial Officer

                           AMERICAN TELEVISION AND
                            COMMUNICATIONS CORPORATION
                           TIME WARNER OPERATIONS INC.
                           WARNER CABLE COMMUNICATIONS INC.
                           WARNER COMMUNICATIONS INC.


                           By:  /s/RICHARD J. BRESSLER
                           Name:   Richard J. Bressler
                           Title:  Chief Financial Officer


Dated:  August 13, 1997

                              EXHIBIT INDEX
                  Pursuant to Item 601 of Regulations S-K



Exhibit No.          Description of Exhibit


27                   Financial Data Schedule.