Form 10-Q
period 1997-09-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; WARNER CABLE COMMUNICATIONS INC
filed 1997-11-13
CIK 893657, 5910, 104650, 893780

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1997, or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 for the transition period from _______________ to __________________.

Registration Number 33-53742


                TIME WARNER ENTERTAINMENT COMPANY, L.P.
         (Exact name of registrant as specified in its charter)

                 Delaware                            13-3666692
      (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification Number)

American Television and Communications
 Corporation                                 Delaware       13-2922502
Warner Cable Communications  Inc.            Delaware       13-3134949
Warner Communications Inc.                   Delaware       13-2696809
(Exact name of registrant as
 specified in its charter)             (State or other        (I.R.S.
                                        jurisdiction of        Employer
                                        incorporation or    Identification
                                        organization)          Number)

                            75 Rockefeller Plaza
                       New York, New York  10019
                             (212) 484-8000

     (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No/ /

                 TIME WARNER ENTERTAINMENT COMPANY L.P.
                        AND TWE GENERAL PARTNERS


                           INDEX TO FORM 10-Q

                                                            Page

                                                                 TWE
                                                                General
                                                       TWE      Partners

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of
 results of operations and financial condition         1           20
Consolidated balance sheets at September 30, 1997
 and December 31, 1996                                 9           23
Consolidated statements of operations for
 the three and nine months ended September 30, 1997
 and 1996                                              10          25
Consolidated statements of cash flows
 for the nine months ended September 30, 1997
 and 1996                                              11          29
Notes to consolidated financial statements             12          31


PART II. OTHER INFORMATION                             37

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       TWE classifies its business interests into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Cable Financing Strategy

       Currently, Time Warner is no longer actively pursuing a restructuring of TWE with U S WEST. Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce both existing debt and its share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have recently announced certain transactions, consisting of (i) a series of transactions with TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., to establish two, new strategic joint ventures, expand an existing joint venture and exchange certain cable television systems (collectively, the "TCI Cable Transactions"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to a separate, publicly traded entity, as well as certain related transactions (collectively, the "Primestar Transactions") and (iii) the transfer by a wholly owned subsidiary of Time Warner of cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). Each of these transactions is discussed more fully below.

TCI Cable Transactions

       In September 1997, Time Warner, TWE, TWE-A/N and TCI signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems owned by Time Warner and TWE serving over 500,000 subscribers (of which cable television systems serving approximately

400,000 subscribers are owned by TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties. The joint ventures will be accounted for under the equity method of accounting.

       As a result of these transactions, TWE expects to reduce debt by approximately $500 million, benefit from the geographic clustering of cable television systems and increase the number of subscribers under its management by approximately 675,000 subscribers, thereby becoming the largest cable television operator in the U.S. The TCI Cable Transactions are expected to close periodically throughout 1998 and are subject to the execution of definitive agreements by the parties and customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

Primestar Transactions

       In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/Newhouse") entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

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

TWE-A/N Transfers

       In October 1997, TWE, TWE-A/N and a wholly owned subsidiary of Time Warner entered into an agreement, pursuant to which Time Warner will contribute cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein. The cable television systems to be transferred to TWE-A/N are currently owned by TWI Cable Inc., a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N.

       In a related transaction, TWE will exchange substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers. TWE, in turn, will similarly transfer such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This will result in subsidiaries of Time Warner owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers, TWE will deconsolidate Paragon, which will then be approximately half of its former size. Because this transaction represents an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it will not have any significant economic impact on Time Warner, TWE or TWE-A/N.

       In connection with the TWE-A/N Transfers, Advance/Newhouse will make a capital contribution to TWE-A/N in order to maintain its 33.3% common equity interest therein. Accordingly, upon consummation of the TWE-A/N Transfers, TWE-A/N will be owned 65.5% by TWE, 33.3% by Advance/Newhouse and 1.2% indirectly by Time Warner. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

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

RESULTS OF OPERATIONS

       EBITDA and operating income for TWE for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                        Three Months Ended
                                           September 30,

                                                        Operating
                                      EBITDA              Income
                                   1997    1996        1997    1996
                                               (millions)
Filmed Entertainment-Warner Bros.  $156     $139       $ 75    $ 56
Broadcasting-The WB Network         (21)     (27)       (21)    (27)
Cable Networks-HBO                  107       91        102      86
Cable                               454      390        179     156

Total                              $696     $593       $335    $271

                                        Nine Months Ended
                                           September 30,

                                                        Operating
                                      EBITDA              Income
                                   1997   1996         1997    1996


Filmed Entertainment-Warner Bros.  $446     $410       $223    $205
Broadcasting-The WB Network         (59)     (63)       (60)    (63)
Cable Networks-HBO                  306      259        291     245
Cable                             1,304    1,134        530     449

Total                            $1,997   $1,740       $984    $836

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     TWE had revenues of $2.855 billion and net income of $81 million for the three months ended September 30, 1997, compared to revenues of $2.718 billion and net income of $45 million for the three months ended September 30, 1996. As discussed more fully below, TWE's net income increased in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $27 million and $10 million for the three months ended September 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.397 billion, compared to $1.443 billion in the third quarter of 1996. EBITDA increased to $156 million from $139 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $81 million in 1997 and $83 million in 1996. Operating income increased to $75 million from $56 million. Revenues decreased principally as a result of lower worldwide home video revenues that related to the successful sell-through release of Twister in 1996, offset in part by increases in worldwide theatrical and television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations.

     Broadcasting - The WB Network. Revenues increased to $31 million, compared to $23 million in the third quarter of 1996. Operating results improved to a loss of $21 million from a loss of $27 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $482 million, compared to $426 million in the third quarter of 1996. EBITDA increased to $107 million from $91 million. Depreciation and amortization amounted to $5 million in 1997 and 1996. Operating income increased to $102 million from $86 million. Revenues benefited primarily from an increase in subscriptions. EBITDA and operating income increased principally as a result of the revenue gains.

     Cable. Revenues increased to $1.060 billion, compared to $955 million in the third quarter of 1996. EBITDA increased to $454 million from $390 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $275 million in 1997 and $234 million in 1996. Operating income increased to $179 million from $156 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $15 million recognized in 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation related to capital spending.

     Interest and Other, Net. Interest and other, net, was $145 million in the third quarter of 1997, compared to $147 million in the third quarter of 1996. Interest expense increased to $123 million, compared to $117 million in 1996. There was other expense, net, of $22 million in the third quarter of 1997, compared to $30 million in the third quarter of 1996, principally due to higher gains on asset sales, which more than offset higher investment-related losses, generally relating to reductions in the carrying value of certain investments, and the dividend requirements on preferred stock of a subsidiary issued in February 1997 to reduce TWE's bank debt. The preferred stock was issued by a newly formed, substantially owned subsidiary of TWE (the "REIT") intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

     TWE had revenues of $8.183 billion and net income of $483 million for the nine months ended September 30, 1997, compared to revenues of $7.811 billion and net income of $213 million for the nine months ended September 30, 1996. As discussed more fully below, TWE's net income increased significantly in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to TWE-A/N.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $64 million and $49 million for the nine months ended September 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $3.823 billion, compared to $3.929 billion in the first nine months of 1996. EBITDA increased to $446 million from $410 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $223 million in 1997 and $205 million in 1996. Operating income increased to $223 million from $205 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations and a gain on the sale of an investment.
Operating income was further affected by higher depreciation principally relating to the expansion of theme parks and consumer products operations.

     Broadcasting - The WB Network. Revenues increased to $84 million, compared to $56 million in the first nine months of 1996. EBITDA improved to a loss of $59 million from a loss of $63 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses decreased to $60 million from $63 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.452 billion, compared to $1.301 billion in the first nine months of 1996. EBITDA increased to $306 million from $259 million. Depreciation and amortization amounted to $15 million in 1997 and $14 million in 1996. Operating income increased to $291 million from $245 million. Revenues benefited primarily from an increase in subscriptions. EBITDA and operating income increased principally as a result of the revenue gains.

     Cable. Revenues increased to $3.146 billion, compared to $2.863 billion in the first nine months of 1996. EBITDA increased to $1.304 billion from $1.134 billion. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $774 million in 1997 and $685 million in 1996. Operating income increased to $530 million from $449 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of $39 million recognized in 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation related to capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $155 million in the first nine months of 1997, compared to $368 million in the first nine months of 1996. Interest expense increased to $358 million, compared to $356 million in 1996. There was other income, net, of $203 million in the first nine months of 1997, compared to other expense, net, of $12 million in the first nine months of 1996, principally due to higher gains on asset sales, including an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in the first quarter of 1997. This income was offset in part by higher losses from reductions in the carrying value of certain investments and the dividend requirements on preferred stock of the REIT issued in February 1997 to reduce TWE's bank debt.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1997

Financial Condition

    TWE had $6.3 billion of debt, $237 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital at September 30, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996. Cash and equivalents were $296 million at September 30, 1997, compared to $216 million at December 31, 1996, resulting in net debt for TWE of $6 billion and $5.5 billion, respectively.

Debt Refinancings

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, expects to enter into a new, five-year revolving credit facility (the "1997 Credit Agreement") and terminate its previously existing bank credit facility (the "Old Credit Agreement"). This will enable TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.2 billion of its outstanding borrowings under the Old Credit Agreement.

     The 1997 Credit Agreement will permit borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement will be TWE, TWE-A/N, certain wholly owned subsidiaries of Time Warner Inc. and, under certain circumstances, Time Warner Inc. itself. Borrowings by TWE and TWE-A/N under the 1997 Credit Agreement will be limited to $7.5 billion in the case of TWE and $2 billion in the case of TWE-A/N, subject in each case to certain limitations and adjustments, including the aggregate borrowing limit of $7.5 billion. As a result, the amount that can be borrowed by TWE and TWE-A/N will be reduced by borrowings made by Time Warner Inc. and its wholly owned subsidiaries. Such borrowings will bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower will be required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee will vary based on the credit rating or financial leverage of TWE and TWE-A/N. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings. The 1997 Credit Agreement will contain certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and distributions and other restricted cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     An extraordinary loss of approximately $23 million is expected to be recognized by TWE in the fourth quarter of 1997 in connection with the write-off of deferred financing costs related to the Old Credit Agreement.

Cash Flows

     During the first nine months of 1997, TWE's cash provided by operations amounted to $918 million and reflected $1.997 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $394 million of interest payments, $55 million of income taxes, $54 million of corporate expenses, and $576 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.322 billion in the first nine months of 1996 reflected $1.740 billion of business segment EBITDA and $77 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $391 million of interest payments, $52 million of income taxes and $52 million of corporate expenses.

     Cash used by investing activities was $777 million in the first nine months of 1997, compared to $864 million in the first nine months of 1996, principally as a result of lower capital expenditures. Capital expenditures were $1.117 billion in 1997 and $1.228 billion in 1996.

     Cash used by financing activities was $61 million in the first nine months of 1997, compared to $458 million in the first nine months of 1996, principally as a result of an increase in debt used to fund cash distributions to Time Warner and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by a $647 million increase in distributions paid to Time Warner and the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.013 billion in the nine months ended September 30, 1997, compared to $936 million in the nine months ended September 30, 1996. For the full year of 1997, cable capital spending is expected to be relatively comparable to 1996 levels, with approximately $400 million budgeted for the remainder of 1997. Capital spending includes over $100 million in each year relating to Primestar, which is expected to be eliminated in 1998 upon the consummation of the Primestar Transactions. Other capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $1.875 billion at September 30, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $239 million and $189 million, respectively, and to Time Warner's cable television networks of $465 million and $274 million, respectively). Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                                             September 30,  December 31,
                                                 1997          1996
                                                     (millions)
ASSETS
Current assets
Cash and equivalents                         $   296         $   216
Receivables, including $333 and $383
 million due from Time Warner, less
 allowances of $371 and $373 million           1,673           1,637
Inventories                                    1,266           1,134
Prepaid expenses                                 170             159

Total current assets                           3,405           3,146

Noncurrent inventories                         2,234           2,263
Loan receivable from Time Warner                 400             400
Investments                                      381             351
Property, plant and equipment, net             6,390           5,999
Cable television franchises                    2,929           3,054
Goodwill                                       3,903           3,996
Other assets                                     703             764

Total assets                                 $20,345         $19,973

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                             $   815         $   935
Participations and programming costs payable   1,217           1,393
Debt due within one year                           8               7
Other current liabilities, including $156
 and $82 million due to Time Warner            1,683           1,740

Total current liabilities                      3,723           4,075

Long-term debt                                 6,257           5,676
Other long-term liabilities, including
 $459 and $138 million due to Time Warner      1,499           1,085
Minority interests                             1,173           1,020
Preferred stock of subsidiary holding
 solely a mortgage note of its parent            237               -
Time Warner General Partners' Senior Capital   1,096           1,543

Partners' capital
Contributed capital                            7,537           7,537
Undistributed partnership earnings (deficit)  (1,177)           (963)

Total partners' capital                        6,360           6,574

Total liabilities and partners' capital      $20,345         $19,973

See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  1997         1996     1997         1996
                                                 (millions)

Revenues (a)                     $2,855      $2,718    $8,183      $7,811

Cost of revenues (a)(b)           1,905       1,855     5,352       5,250
Selling, general and admini-        615         592     1,847       1,725
 strative (a)(b)
Operating expenses                2,520       2,447     7,199       6,975

Business segment operating income   335         271       984         836
Interest and other, net (a)        (145)       (147)     (155)       (368)
Minority interest                   (64)        (52)     (228)       (154)
Corporate services (a)              (18)        (17)      (54)        (52)

Income before income taxes          108          55       547         262
Income taxes                        (27)        (10)      (64)        (49)

Net income                       $   81      $   45    $  483      $  213

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and nine months ended September 30, 1997, respectively, and for the corresponding periods in the prior year: revenues-$103 million and $224 million in 1997, $48 million and $147 million in 1996; cost of revenues-$(11) million and $(47) million in 1997, $(30) million and $(68) million in 1996; selling, general and administrative-$20 million and $60 million in 1997, $(24) million and $(33) million in 1996; interest and other, net-$8 million and $25 million in 1997, $6 million and $22 million in 1996; and corporate services-$(18) million and $(54) million in 1997, $(17) million and $(52) million in 1996.

(b) Includes depreciation and
    amortization expense of:       $361        $322    $1,013       $ 904







See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                    Nine Months
                                                 Ended September 30,
                                                  1997         1996
                                                      (millions)
OPERATIONS
Net income                                       $  483      $  213
Adjustments for noncash and nonoperating items:
Depreciation and amortization                     1,013         904
Changes in operating assets and liabilities        (578)        205

Cash provided by operations                         918       1,322

INVESTING ACTIVITIES
Investments and acquisitions                       (104)        (86)
Capital expenditures                             (1,117)     (1,228)
Investment proceeds                                 444         450

Cash used by investing activities                  (777)       (864)

FINANCING ACTIVITIES
Borrowings                                          905         190
Debt repayments                                    (323)       (697)
Issuance of preferred stock of subsidiary           243           -
Capital distributions                              (809)       (162)
Collections on note receivable from U S WEST          -         169
Other                                               (77)         42

Cash used by financing activities                   (61)       (458)

INCREASE IN CASH AND EQUIVALENTS                     80           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         216         209

CASH AND EQUIVALENTS AT END OF PERIOD              $296        $209




See accompanying notes.

                         TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Each of the business interests within Entertainment, Cable Networks and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include
(1) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) HBO and Cinemax, the leading pay television services and (4) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")* $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of




______________________
* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to "Time Warner" refer to TW Companies.

which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $109 million and $115 million in the three months ended September 30, 1997 and 1996, respectively, and $321 million and $326 million for the nine months ended September 30, 1997 and 1996, respectively.

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

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partnership capital that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. TWE does not expect that the adoption of FAS 130 will have a material effect on its financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. TWE does not expect that the adoption of FAS 131 will have a material effect on its financial statements.

2.  CABLE TRANSACTIONS

TCI Cable Transactions

     In September 1997, Time Warner Inc., TWE, the TWE-Advance/Newhouse Partnership ("TWE-A/N") and TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems owned by Time Warner and TWE and serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by
TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (collectively, the "TCI Cable Transactions"). The joint ventures will be accounted for under the equity method of accounting.

     As a result of these transactions, TWE expects to reduce debt by approximately $500 million, benefit from the geographic clustering of cable television systems and increase the number of subscribers under its management by approximately 675,000 subscribers. The TCI Cable Transactions are expected to close periodically throughout 1998, subject to the execution of definitive agreements by the parties and customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

Primestar Transactions

     In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/Newhouse") entered into agreements to transfer the direct broad-cast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

     In a related transaction, Primestar also entered into an agreement in June 1997, with The News Corporation Limited, MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

TWE-A/N Transfers

     In October 1997, TWE, TWE-A/N and a wholly owned subsidiary of Time Warner entered into an agreement, pursuant to which Time Warner will contribute cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems to be transferred to TWE-A/N are currently owned by TWI Cable Inc., a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N.

     In a related transaction, TWE will exchange substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers. TWE, in turn, will similarly transfer such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This will result in subsidiaries of Time Warner owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers, TWE will deconsolidate Paragon, which will then be approximately half of its former size. Because this transaction represents an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it will not have any significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse will make a capital contribution to TWE-A/N in order to maintain its 33.3% common equity interest therein. Accordingly, upon consummation of the TWE-A/N Transfers, TWE-A/N will be owned 65.5% by TWE, 33.3% by Advance/Newhouse and 1.2% indirectly by Time Warner. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

3.  INVENTORIES

    TWE's inventories consist of:

                                September 30, 1997      December 31, 1996
                              Current    Noncurrent   Current   Noncurrent
                                                (millions)
Film costs:
 Released, less amortization   $  671      $  599      $ 544        $ 535
 Completed and not released       173          48        168           42
 In process and other              45         649         21          704
 Library, less amortization         -         625          -          664
Programming costs, less
 amortization                     297         313        319          318
Merchandise                        80           -         82            -
Total                          $1,266      $2,234     $1,134       $2,263

4.   INVESTMENTS

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

5.   LONG-TERM DEBT

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, expects to enter into a new, five-year revolving credit facility (the "1997 Credit Agreement") and terminate their previously existing bank credit facility (the "Old Credit Agreement"). This will enable TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.2 billion of its outstanding borrowings under the Old Credit Agreement.

     The 1997 Credit Agreement will permit borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement will be TWE, TWE-A/N, certain wholly owned subsidiaries of Time Warner Inc. and, under certain circumstances, Time Warner Inc. itself. Borrowings by TWE and TWE-A/N under the 1997 Credit Agreement will be limited to $7.5 billion in the case of TWE and $2 billion in the case of TWE-A/N, subject in each case to certain limitations and adjustments, including the aggregate borrowing limit of $7.5 billion. As a result, the amount that can be borrowed by TWE and TWE-A/N will be reduced by borrowings made by Time Warner Inc. and its wholly owned subsidiaries. Such borrowings will bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower will be required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee will vary based on the credit rating or financial leverage of TWE and TWE-A/N. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings. The 1997 Credit Agreement will contain certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and distributions and other restricted cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     An extraordinary loss of approximately $23 million is expected to be recognized by TWE in the fourth quarter of 1997 in connection with the write-off of deferred financing costs related to the Old Credit Agreement.

6.   PREFERRED STOCK OF SUBSIDIARY

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

     Each share of Step-Down Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of Step-Down Preferred Stock are redeemable only in the event of certain changes or proposed changes to the tax laws or regulations, such that dividends paid by the REIT or interest paid under the mortgage note would not be fully deductible for federal income tax purposes. TWE has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of Step-Down Preferred Stock.

7.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:
                                                        Nine Months
                                                      Ended September 30,
                                                      1997          1996
                                                          (millions)
Balance at beginning of year                         $6,574       $6,478
Net income                                              483          213
Distributions                                          (586)        (161)
Allocation of income to Time Warner
 General Partners' Senior Capital                       (88)         (87)
Collections on note receivable from U S WEST              -          169
Capital contributions                                     -           15
Other                                                   (23)          11
Balance at September 30                              $6,360       $6,638

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

     During the nine months ended September 30, 1997, TWE accrued $232 million of tax-related distributions and $354 million of stock option distributions, based on closing prices of Time Warner common stock of $54.19 at September 30, 1997 and $37.50 at December 31, 1996. During the nine months ended September 30, 1996, TWE accrued $153 million of tax-related distributions and $8 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the nine months ended September 30, 1997, TWE paid distributions to the Time Warner General Partners in the amount of $809 million, consisting of $232 million of tax-related distributions, $42 million of stock option related distributions and a $535 million distribution to the Time Warner General Partners relating to their Senior Capital interests. In the nine months ended September 30, 1996, TWE paid the Time Warner General Partners distributions in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions.

8.   SEGMENT INFORMATION

     TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below.

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  1997         1996     1997         1996
                                                 (millions)
Revenues
Filmed Entertainment-Warner
  Bros.                          $1,397      $1,443    $3,823      $3,929
Broadcasting-The WB Network          31          23        84          56
Cable Networks-HBO                  482         426     1,452       1,301
Cable                             1,060         955     3,146       2,863
Intersegment elimination           (115)       (129)     (322)       (338)

Total                            $2,855      $2,718    $8,183      $7,811

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  1997         1996     1997         1996
                                                 (millions)
Operating Income
Filmed Entertainment-Warner Bros.  $ 75        $ 56      $223        $205
Broadcasting-The WB Network         (21)        (27)      (60)        (63)
Cable Networks-HBO                  102          86       291         245
Cable                               179         156       530         449

Total                              $335        $271      $984        $836

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  1997         1996     1997         1996
                                                 (millions)
Depreciation of Property, Plant
 and Equipment
Filmed Entertainment-Warner Bros.  $ 50        $ 51      $131        $113
Broadcasting-The WB Network           -           -         1           -
Cable Networks-HBO                    5           5        15          14
Cable                               197         151       545         451

Total                              $252        $207      $692        $578

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  1997         1996     1997         1996
                                                  (millions)
Amortization of Intangible
 Assets (1)
Filmed Entertainment-Warner Bros.  $ 31        $ 32      $ 92        $ 92
Broadcasting-The WB Network           -           -         -           -
Cable Networks-HBO                    -           -         -           -
Cable                                78          83       229         234

Total                              $109        $115      $321        $326


(1) Amortization includes amortization relating to the acquisitions of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

9.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

10.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                     Nine Months
                                                  Ended September 30,
                                                  1997          1996
                                                      (millions)
Interest expense                                   $358         $356
Cash payments made for interest                     394          391
Cash payments made for income taxes, net             55           52
Noncash capital distributions                       354            8

                      TWE GENERAL PARTNERS
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of Time Warner's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC and WCCI
(the other General Partners of TWE, as described in Note 1 to the accompanying consolidated financial statements) are principally derived from their investments in TWE, Time Warner Companies, Inc. ("TW Companies")*, Turner Broadcasting System, Inc. ("TBS") and their revolving credit agreements with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

     The following comparative discussion of the results of operations and financial condition of WCI includes, among other factors, an analysis of changes in operating income before depreciation and amortization ("EBITDA") in order to eliminate the effect on WCI's operating performance of significant amounts of amortization of intangible assets recognized in TW Companies' $14 billion acquisition of WCI in 1989 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for WCI, and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     WCI had revenues of $866 million and net income of $11 million for the three months ended September 30, 1997, compared to revenues of $900 million and net income of $45 million for the three months ended September 30, 1996. EBITDA decreased to $110 million from $133 million. Depreciation and amortization, including amortization related to the purchase of WCI, was $90 million in 1997 and $92 million in 1996.



______________________
* On October 10, 1996, Time Warner Inc. ("Time Warner") acquired the remaining 80% interest in TBS that it did not already own (the "TBS Transaction"). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in TW Companies and TBS were unaffected by the TBS Transaction.

Operating income decreased to $20 million from $41 million. Despite WCI having a leading domestic market share for the year (20%), the decline in revenues principally related to continuing softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     WCI's equity in the pretax income of TWE was $64 million for the three months ended September 30, 1997, compared to $32 million for the three months ended September 30, 1996. TWE's pretax income increased in 1997 as compared to results in 1996 principally due to an overall increase in operating income generated by its business segments.

     Interest and other, net was $15 million in the third quarter of 1997 and 1996. Interest expense decreased to $6 million from $8 million. There was other expense, net, of $9 million in 1997, compared to $7 million in 1996, principally because of a decrease in investment related income that included losses from reductions in the carrying value of certain investments.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

     WCI had revenues of $2.635 billion and net income of $172 million for the nine months ended September 30, 1997, compared to revenues of $2.759 billion and net income of $98 million for the nine months ended September 30, 1996. EBITDA decreased to $351 million from $427 million. Depreciation and amortization, including amortization related to the purchase of WCI, was $267 million in 1997 and $271 million in 1996. Operating income decreased to $84 million from $156 million. Despite WCI having a leading domestic market share for the year (20%), the decline in revenues principally related to continuing softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     WCI's equity in the pretax income of TWE was $324 million for the nine months ended September 30, 1997, compared to $155 million for the nine months ended September 30, 1996. TWE's pretax income increased significantly in 1997 as compared to results in 1996 due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     Interest and other, net was $15 million of income for the nine months ended September 30, 1997, compared to $41 million of expense for the nine months ended September 30, 1996. Interest expense decreased to $17 million from $22 million. There was other income, net, of $32 million in 1997, compared to other expense, net, of $19 million in 1996, principally because of gains on foreign exchange contracts and lower losses from reductions in the carrying value of certain investments, offset in part by costs associated with WCI's receivables securitization program.

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

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1997

     WCI had $9.1 billion of equity at September 30, 1997, compared to $9.5 billion of equity at December 31, 1996. Cash and equivalents increased to $164 million at September 30, 1997, compared to $91 million at December 31, 1996. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     The total capitalization of ATC and WCCI at September 30, 1997 consisted of equity capital of $2.1 billion and $727 million, respectively, compared to $2.3 billion and $814 million at December 31, 1996, respectively. Although these General Partners have no independent operations, it is expected that additional tax-related and other distribu-tions from TWE, as well as availability under each General Partner's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy the General Partners' obligations with respect to their tax sharing agreements with TW Companies for the foreseeable future.

Cash Flows

     In the first nine months of 1997, WCI's cash provided by operations amounted to $176 million and reflected $351 million of EBITDA, $210 million of distributions from TWE, less $10 million of interest payments, $254 million of income taxes ($151 million of which was paid to TW Companies under a tax sharing agreement) and $121 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items. Cash provided by WCI's operations of $479 million in the first nine months of 1996 reflected $427 million of EBITDA, $96 million of distributions from TWE and $116 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $14 million of interest payments and $146 million of income taxes ($73 million of which was paid to TW Companies under a tax sharing agreement).

     Cash provided by investing activities was $246 million in the first nine months of 1997, compared to cash used by investing activities of $127 million in 1996, principally as a result of the receipt of $270 million of proceeds representing the return of a portion of WCI's Senior Capital interest in TWE and an increase in investment proceeds.

     Cash used by financing activities was $349 million in the first nine months of 1997, compared to $293 million in the first nine months of 1996. The use of cash in 1997 principally resulted from the payment of $344 million of dividends to TW Companies. The use of cash in 1996 principally resulted from an increase in amounts due from TW Companies.

     Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and the other General Partners have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first nine months of 1997, the General Partners received an aggregate $809 million of distributions from TWE, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $232 million of tax-related distributions and $42 million of stock option related distributions. During the first nine months of 1996, the General Partners received an aggregate $162 million of distributions, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. Of such aggregate distributions in the first nine months of 1997 and 1996, WCI, ATC and WCCI received $480 million and $96 million, respectively; $329 million and $66 million, respectively; and $116 million and $23 million, respectively.

                     TWE GENERAL PARTNERS
                  CONSOLIDATED BALANCE SHEETS
                       September 30, 1997
                           (Unaudited)
                                            WCI       ATC       WCCI
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                    $   164     $      -   $      -
Receivables, less allowances of
 $234 million                               801            -          -
Inventories                                 144            -          -
Prepaid expenses                            671            -          -

Total current assets                      1,780            -          -

Investments in and amounts due to
 and from TWE                             2,457        1,856        657
Investments in TW Companies                 103           63         21
Other investments                         1,668          347        107

Music catalogues, contracts and
 copyrights                                 956            -          -
Goodwill                                  3,598            -          -
Other assets, primarily property,
 plant and equipment                        483            -          -

Total assets                            $11,045       $2,266     $  785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable         $    899       $    -     $    -
Other current liabilities                   437            1          -

Total current liabilities                 1,336            1          -

Long-term liabilities, including $327,
 $182 and $58 million due to TW Companies   578          182         58

Shareholders' equity
Common stock                                  1            1          1
Preferred stock, $.01 par value, 125
 thousand shares authorized, 90 thousand
 shares outstanding, $90 million
 liquidation preference                       -            -          -
Paid-in capital                          10,465        2,707        967
Retained earnings (accumulated deficit)     259          (32)       (23)
                                         10,725        2,676        945

Due from TW Companies, net               (1,008)        (257)       (99)
Reciprocal interest in TW Companies
 stock                                     (586)        (336)      (119)

Total shareholders' equity                9,131        2,083        727

Total liabilities and shareholders'
 equity                                 $11,045       $2,266     $  785








See accompanying notes.

                     TWE GENERAL PARTNERS
                  CONSOLIDATED BALANCE SHEETS
                       December 31, 1996

                                          WCI         ATC       WCCI
                                                   (millions)
ASSETS
Current assets
Cash and equivalents                    $    91     $      -   $      -
Receivables, less allowances of
 $362 million                             1,013            -          -
Inventories                                 165            -          -
Prepaid expenses                            510            -          -
Total current assets                      1,779            -          -

Investments in and amounts due to and
 from TWE                                 2,553        1,980        701
Investments in TW Companies                 103           64         21
Other investments                         1,688          345        105

Music catalogues, contracts and
 copyrights                               1,035            -          -
Goodwill                                  3,704            -          -
Other assets, primarily property,
 plant and equipment                        537            -          -

Total assets                            $11,399       $2,389      $ 827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable          $   934       $    -      $   -
Other current liabilities                   518            2          -

Total current liabilities                 1,452            2          -

Long-term liabilities, including $148,
 $55 and $13 million due to Time Warner     406           56         13

Shareholders' equity
Common stock                                  1            1          1
Paid-in capital                          10,735        2,893      1,033
Retained earnings (accumulated deficit)     394           27         (3)
                                         11,130        2,921      1,031

Due from TW Companies, net              (1,003)         (254)       (98)
Reciprocal interest in Time Warner
 stock                                    (586)         (336)      (119)

Total shareholders' equity               9,541         2,331        814

Total liabilities and shareholders'
 equity                                $11,399        $2,389      $ 827

See accompanying notes.

                     TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months Ended September 30, 1997
                          (Unaudited)



                                          WCI         ATC       WCCI
                                                  (millions)

Revenues (a)                             $866     $     -     $      -

Cost of revenues (a)(b)                   573           -            -
Selling, general and administra-
 tive (a)(b)                              273           -            -

Operating expenses                        846           -            -

Business segment operating income          20           -            -
Equity in pretax income of TWE (a)         64          44           16
Interest and other, net (a)               (15)          9            3

Income before income taxes                 69          53           19
Income taxes (a)                          (58)        (28)         (11)

Net income                               $ 11        $ 25         $  8
__________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                                 $ 28        $  -         $  -
Cost of revenues                          (10)          -            -
Selling, general and administrative        17           -            -
Equity in pretax income of TWE             (7)          -            -
Interest and other, net                    15           -            -
Income taxes                              (31)        (17)          (7)

(b)  Includes depreciation and
     amortization expense of:            $ 90        $   -        $  -






See accompanying notes.

                     TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months Ended September 30, 1996
                          (Unaudited)


                                          WCI         ATC       WCCI
                                                  (millions)

Revenues (a)                             $900     $     -       $    -

Cost of revenues (a)(b)                   313           -            -
Selling, general and administrative
 (a)(b)                                   546           -            -
Operating expenses                        859           -            -

Business segment operating income          41           -            -
Equity in pretax income of TWE (a)         32          23            8
Interest and other, net (a)               (15)          7            2

Income before income taxes                 58          30           10
Income taxes (a)                          (13)        (14)          (6)

Net income                               $ 45        $ 16          $ 4
__________________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                                 $ 45        $  -         $  -
Cost of revenues                          (15)          -            -
Selling, general and administrative        12           -            -
Equity in pretax income of TWE             (6)          -            -
Interest and other, net                     8           -            -
Income taxes                                5         (10)          (5)

(b) Includes depreciation and
amortization expense of:                 $ 92        $   -        $  -












See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
               Nine Months Ended September 30, 1997
                           (Unaudited)


                                          WCI         ATC       WCCI
                                                  (millions)

Revenues (a)                             $2,635   $     -     $      -

Cost of revenues (a)(b)                   1,724         -            -
Selling, general and administrative
 (a)(b)                                     827         -            -
Operating expenses                        2,551         -            -

Business segment operating income            84         -            -
Equity in pretax income of TWE (a)          324       223           79
Interest and other, net (a)                  15        20            7

Income before income taxes                  423       243           86
Income taxes (a)                           (251)     (116)         (41)

Net income                                $ 172      $127         $ 45

_______________________
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                                  $  93      $  -         $  -
Cost of revenues                            (30)        -            -
Selling, general and administrative          42         -            -
Equity in pretax income of TWE              (12)        -            -
Interest and other, net                      49         -            -
Income taxes                               (151)      (90)         (32)

(b) Includes depreciation and amortization
expense of:                                $267      $  -         $  -








See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF OPERATIONS
               Nine Months Ended September 30, 1996
                           (Unaudited)


                                          WCI         ATC       WCCI
                                                  (millions)

Revenues (a)                             $2,759   $     -     $      -

Cost of revenues (a)(b)                   1,523         -            -
Selling, general and administrative
 (a)(b)                                   1,080         -            -
Operating expenses                        2,603         -            -

Business segment operating income           156         -            -
Equity in pretax income of TWE (a)          155       107           38
Interest and other, net (a)                 (41)       17            6

Income before income taxes                  270       124           44
Income taxes (a)                           (172)      (66)         (24)

Net income                                $  98      $ 58        $  20

_______________________
(a) Includes the following income (expense) resulting from transactions with Time Warner, TWE or equity investees of the General Partners:

Revenues                                  $ 144      $     -     $   -
Cost of revenues                            (42)           -         -
Selling, general and administrative          36            -         -
Equity in pretax income of TWE              (13)           -         -
Interest and other, net                      36            -         -
Income taxes                                (73)         (46)      (17)

(b)  Includes depreciation and
     amortization expense of:             $ 271      $     -     $   -






See accompanying notes.

                      TWE GENERAL PARTNERS
             CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended September 30, 1997
                          (Unaudited)

                                          WCI         ATC       WCCI
                                                  (millions)
OPERATIONS
Net income                              $ 172       $ 127        $  45
Adjustments for noncash and
 nonoperating items:
Depreciation and amortization             267           -            -
Excess of equity in pretax income
 of TWE over distributions               (114)        (79)         (28)
Equity in loss of other investee
 companies, net of distributions           17           -            -
Changes in operating assets and
 liabilities                             (166)          5            2

Cash provided by operations               176          53           19

INVESTING ACTIVITIES
Investments and acquisitions              (54)          -            -
Capital expenditures                      (78)          -            -
Investment proceeds                       108           -            -
Proceeds received from return of
 Senior Capital contributed to TWE        270         185           65

Cash provided by investing activities     246         185           65

FINANCING ACTIVITIES
Dividends                                (344)       (235)         (83)
Increase in amounts due from
 TW Companies, net                         (5)         (3)          (1)

Cash used by financing activities        (349)       (238)         (84)

INCREASE IN CASH AND EQUIVALENTS           73           -            -

CASH AND EQUIVALENTS AT BEGINNING OF
 PERIOD                                    91           -            -

CASH AND EQUIVALENTS AT END OF PERIOD   $ 164       $   -        $   -






See accompanying notes.

                       TWE GENERAL PARTNERS
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 1996
                           (Unaudited)


                                          WCI         ATC       WCCI
                                                  (millions)
OPERATIONS
Net income                              $  98       $  58       $   20
Adjustments for noncash and
 nonoperating items:
Depreciation and amortization             271           -            -
Excess of equity in pretax income of
 TWE over distributions                   (59)        (41)         (15)
Equity in income of other investee
 companies, net of distributions          (21)          -            -
Changes in operating assets and
 liabilities                              190           2            2

Cash provided by operations               479          19            7

INVESTING ACTIVITIES
Investments and acquisitions              (45)          -            -
Capital expenditures                      (89)          -            -
Investment proceeds                         7           -            -

Cash used by investing activities        (127)          -            -

FINANCING ACTIVITIES
Dividends                                  (5)         (4)          (1)
Increase in amounts due from
 TW Companies, net                       (288)        (15)          (6)

Cash used by financing activities        (293)        (19)          (7)

INCREASE IN CASH AND EQUIVALENTS           59           -            -


CASH AND EQUIVALENTS AT BEGINNING OF
 PERIOD                                   106           -            -

CASH AND EQUIVALENTS AT END OF PERIOD    $165       $   -       $    -








See accompanying notes.

                      TWE GENERAL PARTNERS
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies")* contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies' Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees", see Note 4).
On September 30, 1997, one of the original general partners, Time Warner Operations Inc. ("TWOI"), was merged into another original general partner, Warner Communications Inc. (the "TWOI Merger"). After the TWOI Merger, ten of the thirteen original general partners have now been merged or dissolved into the other three. Warner Communications Inc. ("WCI", a subsidiary of TW Companies), American Television and Communications Corporation ("ATC," a subsidiary of TW Companies) and Warner Cable Communications Inc. ("WCCI," a consolidated subsidiary of WCI) are the three remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the ten former general partners. WCI, ATC, WCCI and, where appropriate, the former general partners are referred to herein as the "General Partners."

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

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the

___________________
* On October 10, 1996, Time Warner Inc. ("Time Warner") acquired the remaining 80% interest in TBS that it did not already own (the "TBS Transaction"). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc. "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in TW Companies and TBS were unaffected by the TBS Transaction.

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

     In 1997, WCI consummated certain mergers with other entities that are also under the common control of Time Warner, consisting of the TWOI Merger and the acquisition of two wholly owned subsidiaries of TBS that conduct certain of TBS's cable television programming operations in the United Kingdom (the "TBS UK Merger", see Note 2). The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the consolidated financial statements of WCI have been restated to reflect the TWOI Merger for all periods presented herein and to reflect the TBS UK Merger effective as of January 1, 1997. The financial position, results of operations and cash flows of the companies acquired by WCI in the TBS UK Merger for the period from October 10, 1996 (the date on which such companies were acquired by Time Warner) to December 31, 1996 are not material to WCI's consolidated financial statements.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partnership capital that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The General Partners do not expect that the adoption of FAS 130 will have a material effect on their respective financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The General Partners do not expect that the adoption of FAS 131 will have a material effect on their respective financial statements.

2.  TBS UK MERGER

     In June 1997, WCI acquired TBS's interests in Turner Broadcasting System Europe Limited ("TBSEL") and Turner Entertainment Networks International Limited ("TENIL"), wholly owned subsidiaries of TBS, which conduct certain of TBS's cable television programming operations in the United Kingdom. To acquire TBSEL and TENIL, WCI issued 90 thousand shares of a new series of preferred stock. Each share of preferred stock is entitled to a liquidation preference of $1,000 per share and entitles the holder thereof to receive an $80 annual dividend per share, payable in cash on a quarterly basis. The TBS UK Merger was accounted for as a merger of entities under common control effective as of January 1, 1997, similar to the pooling-of-interest method of accounting for business combinations. The operating results of the companies acquired are not material to WCI's results of operations.

3.  TWE

     The General Partners' investment in and amounts due to or from TWE at September 30, 1997 and December 31, 1996 is as follows (millions):

September 30, 1997                          WCI         ATC           WCCI
Investment in TWE                         $2,418      $1,691          $599
Stock option related distributions
 due from TWE                                240         165            58
Other net liabilities due to TWE,
 principally related to
 home video distribution                    (201)          -             -

Total                                     $2,457      $1,856          $657

December 31, 1996                           WCI         ATC           WCCI
Investment in TWE                        $2,786       $1,942          $688
Stock option related distributions
 due from TWE                                55           38            13
Other net liabilities due to TWE,
 principally related to
 home video distribution                   (288)           -             -

Total                                    $2,553       $1,980          $701

     TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. TW Companies acquired the 11.22% of the Series A Capital and Residual Capital limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. No portion of TWE's net income has been allocated to the limited partnership interests.

     Set forth below is summarized financial information of TWE:

TIME WARNER ENTERTAINMENT COMPANY, L.P.

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  1997         1996     1997         1996
                                                 (million)
Operating Statement Information
Revenues                         $2,855      $2,718    $8,183      $7,811
Depreciation and amortization       361         322     1,013         904
Business segment operating income   335         271       984         836
Interest and other, net (1)         145         147       155         368
Minority interest                    64          52       228         154
Income before income taxes          108          55       547         262
Net income                           81          45       483         213
__________________
(1) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.
                                                          Nine Months
                                                       Ended September 30,
                                                        1997          1996
                                                            (millions)
Cash Flow Information
Cash provided by operations                            $  918      $1,322
Capital expenditures                                   (1,117)     (1,228)
Investments and acquisitions                             (104)        (86)
Investment proceeds                                       444         450
Borrowings                                                905         190
Debt repayments                                          (323)       (697)
Issuance of preferred stock of subsidiary                 243           -
Capital distributions                                    (809)       (162)
Collections on note receivable from U S WEST                -         169
Other financing activities, net                           (77)         42
Increase in cash and equivalents                           80           -

                                                September 30, December 31,
                                                    1997         1996
                                                        (millions)
Balance Sheet Information
Cash and equivalents                                   $   296     $  216
Total current assets                                     3,405      3,146
Total assets                                            20,345     19,973
Total current liabilities                                3,723      4,075
Long-term debt                                           6,257      5,676
Minority interests                                       1,173      1,020
Preferred stock of subsidiary                              237          -
General Partners' Senior Capital                         1,096      1,543
Partners' capital                                        6,360      6,574

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1997 and December 31, 1996, the General Partners had recorded $405 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $54.19 and $37.50, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 1997, the General Partners received distributions from TWE in the amount of $809 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $232 million of tax-related distributions and $42 million of stock option related distributions. During the nine months ended September 30, 1996, the General Partners received distributions from TWE in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. Of such aggregate distributions in 1997 and 1996, WCI received $480 million and $96 million, respectively; ATC received $329 million and $66 million, respectively; and WCCI received $116 million and $23 million, respectively.

4.   GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest at September 30, 1997, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are generally no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

     The portion of TWE debt and accrued interest at September 30, 1997 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:
                                                 Total Guaranteed by
                       Total Guaranteed by      Each General Partner
                      Each General Partner       and its Subsidiaries
General Partner          %          Amount        %            Amount
                                   (dollars in millions)
WCI                   44.88         $2,706       59.27           $3,573
ATC                   40.73          2,456       40.73            2,456
WCCI, a subsidiary
 of WCI               14.39            867        14.39             867
Total                100.00         $6,029            *               *

* Adds to more than 100% and $6.029 billion, respectively, because of the parent-subsidiary relationship between WCI and WCCI.

5.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity for WCI are as follows:

                                                          Nine Months
                                                       Ended September 30,
                                                        1997         1996
                                                            (millions)
Balance at beginning of year                           $9,541      $9,888
Net income                                                172          98
Increase in stock option distribution
 liability to TW Companies                               (210)         (5)
Transfers to TW Companies, net                             (5)       (288)
Dividends                                                (319)          -
Unrealized gains (losses) of certain marketable
 equity investments                                       (10)         65
Other                                                     (38)         11

Balance at September 30                                $9,131      $9,769

6.   CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

7.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows (millions):

                                          WCI         ATC       WCCI
Nine Months Ended September 30, 1997
Cash payments made for interest          $ 10     $     -     $      -
Cash payments made for income taxes,
 net                                      254          90           32
Tax-related distributions
 received from TWE                        138          94           33

                                          WCI         ATC       WCCI
Nine Months Ended September 30, 1996
Interest expense                         $ 22     $     1     $      -
Cash payments made for interest            14           -            -
Cash payments made for income taxes, net  146          46           17
Tax-related distributions received from
 TWE                                       91          62           22

                     Part II.  Other Information

Item 1.   Legal Proceedings.

     On September 23, 1997, Warner Communications Inc. was served by the Federal Trade Commission with a subpoena duces tecum calling for the production of documents in connection with a nonpublic investigation into whether the prerecorded music distribution companies and others may be engaging or may have engaged in any unfair methods of competition through the adoption, implementation and maintenance of cooperative advertising programs that included minimum advertised price provisions.

     On September 30, 1997, a purported class action was commenced in the United States District Court for the Central District of California entitled Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97- 7226 (JGD).
The plaintiffs purporting to represent a class of direct purchasers of recorded music compact discs (CDs), allege that Warner Elektra Atlantic Corporation, along with five other distributors of CDs, violated the federal and state antitrust laws by engaging in a conspiracy to fix the prices of CDs, and seek an injunction and treble damages.

     Reference is made to the litigation entitled Samuel D. Moore, et al.
v. American Federation of Television and Radio Artists, et al. on page I-37 of TWE's Annual Report on Form 10-K for the year ended December 31, 1996. On August 14, 1997, the Court granted the record company defendants' motion to dismiss all of the newly-added ERISA claims against them, denied the record company defendants' motion to dismiss newly-added state law claims for breach of contract and fraud, and denied the record company defendants motion for summary judgment on the RICO claims against them. The Court also denied a motion by the AFTRA Health and Retirement Fund and the Fund Trustees to dismiss the claims asserted against them. Plaintiffs' motion for class certification is currently pending before the Court.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b)  Reports on Form 8-K.

           No Current Report on Form 8-K was filed by TWE during the quarter ended September 30, 1997.

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

                         Time Warner Entertainment Company, L.P.
                         By: Warner Communications Inc.,
                             as General Partner


                         By:  /s/ Richard J. Bressler
                       Name:  Richard J. Bressler
                      Title:  Senior Vice President and
                                   Chief Financial Officer

                        American Television and Communications Corporation Warner Cable Communications Inc.
                        Warner Communications Inc.

                         By:   /s/ Richard J. Bressler
                       Name:   Richard J. Bressler
                      Title:   Senior Vice President and
                               Chief Financial Officer

Dated:    November 12, 1997

                         EXHIBIT INDEX

            Pursuant to Item 601 of Regulations S-K

Exhibit No.           Description of Exhibit

10 Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Inc., Newhouse Broadcasting Corporation, Advance/Newhouse Partnership, TWE, TW Holding Co. and Time Warner Entertainment-Advance/Newhouse Partnership (which is incorporated herein by reference to Exhibit 99(c) to Time Warner's Current Report on Form 8-K dated October 27, 1997).

27       Financial Data Schedule.