Form 10-K405
period 1997-12-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1998-03-27
CIK 893657, 5910, 104650

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.
                        COMMISSION FILE NUMBER 001-12878

                            ------------------------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                                  13-3666692
   (STATE OR OTHER JURISDICTION OF INCORPORATION                                            (I.R.S. EMPLOYER
          OR ORGANIZATION OF REGISTRANT)                                                 IDENTIFICATION NUMBER)

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION              DELAWARE                       13-2922502
WARNER COMMUNICATIONS INC.                                      DELAWARE                       13-2696809
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

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------              --------------------------------------------------------
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

________________________________________________________________________________

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.

                               ORGANIZATION CHART


         Included in the Form 10-K for Time Warner Entertainment Company, L.P.("TWE") is a chart illustrating TWE's organization, providing the following information:

         Time Warner Inc. owns 100% of the Time Warner General and Limited Partners(1) and 100% of TWI Cable.

         Time Warner General and Limited Partners own 74.49% of TWE. TWE is also 25.51% owned by US West Limited Partner.(2)

         TWE owns 100% of Time Warner Cable, Cable Networks - HBO and Filmed Entertainment - Warner Bros., and 65.2% of the TWE -
         A/N Partnership (Cable). The TWE - A/N Partnership is also 33.3%-owned by Advance/Newhouse and 1.5% owned by TWI Cable.(3)









         -----------------
         (1) Time Warner Companies, Inc. directly or indirectly owns 100% of the capital stock of each of the Time Warner General and Limited Partners.

         (2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interests senior and junior to the pro rata priority capital interests. (See
Note 8 to TWE's consolidated statements.)

         (3) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART I

ITEM 1.  BUSINESS

TWE

     Time Warner Entertainment Company, L.P. ('TWE') is engaged principally in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in pay cable television programming; and Cable, consisting principally of interests in cable television systems. The Time Warner Cable division of TWE also manages substantially all of the cable television systems owned by Time Warner Inc., a Delaware corporation ('Time Warner'), and the combined cable television operations are conducted under the name of Time Warner Cable.

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

     Pursuant to the Admission Agreement under which US West became a limited partner of TWE, TWE has agreed to use its best efforts to complete the technological upgrade of a substantial portion of its cable systems by the end of 1998. As systems are designated for such upgrade and after any required approvals are obtained, US West and TWE share joint control of those systems through a 50-50 management committee. Substantially all of TWE's cable systems are expected to be so designated and upgraded, subject to obtaining necessary regulatory consents and approvals. See also 'Description of Certain Provisions of the TWE Partnership Agreement' for additional information about the organization of TWE.

     Following the admission of US West into TWE, each of ITOCHU and Toshiba owned a 5.61% pro rata priority capital and residual equity interest in TWE and certain related interests. On September 5, 1995, and October 2, 1995, ITOCHU and Toshiba, respectively, each exchanged its interest in TWE and the related interests for, in the case of ITOCHU, a total of 8 million shares of two new series of convertible preferred stock ('Series G Preferred Stock' and 'Series H Preferred Stock') of Time Warner and, in the case of Toshiba, 7 million shares of a new series of convertible preferred stock of Time Warner ('Series I Preferred Stock') and $10 million in cash (the 'ITOCHU/Toshiba Transaction').

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

     In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') known as the TWE-A/N Partnership to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE is the managing partner of the TWE-A/N Partnership. See 'Recent Events,' below.

     On October 10, 1996, Time Warner completed the acquisition of Turner Broadcasting System, Inc. ('TBS'), thereby acquiring the remaining approximately 80% interest in TBS that Time Warner did not already own (the 'TBS Transaction'). TBS is not a part of TWE; however, as a result of the acquisition of TBS, certain portions of TBS's filmed entertainment businesses are managed by the Warner Bros. division of TWE. As a result of the TBS Transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name and the old parent company, which changed its name to Time Warner Companies, Inc. ('TWCI'), and TBS became separate, wholly owned subsidiaries of the new parent company. The assets of TWCI consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE. For convenience, references to 'Time Warner' in this report refer to both the old and new parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

     For financial information about TWE's industry segments and TWE's and WCI's operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1997, see Note 12, 'Segment Information,' to the consolidated financial statements of TWE and Note 11, 'Geographical Information,' to the consolidated financial statements of the Time Warner General Partners beginning at pages F-35 and F-76, respectively, herein.

THE TIME WARNER GENERAL PARTNERS

     At the time of the TWE Capitalization, thirteen direct or indirect wholly owned subsidiaries of Time Warner contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Warner Bros., Home Box Office and cable television businesses to TWE for general partnership interests. During late 1993 through 1994, nine of the thirteen original general partners were merged or dissolved into the other four, and in 1997 two additional companies were merged. As a result, as of December 31, 1997, Warner Communications Inc. ('WCI,' a subsidiary of Time Warner) and American Television and Communications Corporation ('ATC,' a subsidiary of Time Warner) are the two remaining general partners of TWE. They have succeeded to the general partnership interests of all of the other former general partners.

     The principal assets of the Time Warner General Partners currently include, in addition to their interests in TWE: WCI's ownership of substantially all of the Warner Music Group ('WMG'), which produces and distributes recorded music and owns and administers music copyrights; WCI's 50% interests in DC Comics, a New York general partnership which is 50% owned by TWE ('DC Comics'); WCI's 37.25% interest in Time Warner Entertainment Japan Inc., a corporation organized under the laws of Japan ('TWE Japan'); certain securities of TBS which in the aggregate represent an equity interest of approximately 10.6% in TBS; and 7.66% of the common stock of TWCI. TWE does not have any ownership interest in the businesses or assets of the Time Warner General Partners.

RECENT EVENTS

     In early 1998, TWE and Time Warner, through wholly owned subsidiaries, contributed or beneficially assigned to the TWE-A/N Partnership additional cable television systems serving approximately 650,000 subscribers, subject to approximately $1 billion of debt, in exchange for common and preferred interests in the TWE-A/N Partnership. In addition, TWE contributed or beneficially assigned to the TWE-A/N Partnership its interest in cable television systems serving approximately 500,000 subscribers formerly owned by Paragon Communications in satisfaction of certain commitments made by TWE to the TWE-A/N Partnership at the time of its formation. Following these transactions, the common equity of the TWE-A/N Partnership is owned approximately as follows:
33.3% by Advance/Newhouse, 65.2% by TWE and 1.5% indirectly by Time Warner.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags Entertainment Corporation ('Six Flags') to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock, before transaction costs. Under the terms of the transaction, Premier will continue to license the use of Warner Bros.' and DC Comics' cartoon characters at the Six Flags parks, and the license will be extended to Premier's other parks in the United States and Canada. Subject to the satisfaction of certain conditions, the closing of the transaction is expected in the second quarter of 1998.

     In September 1997, Time Warner, TWE, the TWE-A/N Partnership and a subsidiary of Tele-Communications, Inc. entered into a letter of intent to form two new cable television joint ventures in Texas that will be managed by TWE, expand an existing joint venture in Kansas City, and exchange various cable television systems to enhance clustering of properties. These transactions, which are each subject to execution of definitive agreements and customary closing conditions, are expected to close periodically during 1998.

     In June 1997, TWE, Advance/Newhouse and the other partners of Primestar Partners L.P. ('Primestar') agreed to restructure the business of Primestar by contributing, in a series of transactions, the separate Primestar direct broadcast satellite distribution business of each of the Primestar partners together with their partnership interests into a new corporation. Subject to regulatory approval, the restructuring is currently expected to close on or about April 1, 1998. In a separate pending transaction which is also subject to regulatory approval, the new Primestar would acquire certain high power satellites and FCC permits from MCI Communications Corporation and The News Corporation Limited.

                                 ENTERTAINMENT

     TWE's Entertainment businesses produce and distribute theatrical motion pictures, animation, television series and films and other programming through an expanding variety of media and markets, operate a television network, license rights to TWE's characters, operate retail stores featuring consumer products based on TWE's characters and brands and also operate international theme parks and motion picture theaters.

                              FILMED ENTERTAINMENT

     TWE's filmed entertainment business includes the production, financing and distribution of feature motion pictures, television series and mini-series, made-for-television movies, first-run syndication and cable programming and animated programming for theatrical and television exhibition, the ownership and operation of The WB national broadcast television network and the distribution of video product for the home video market. TWE's filmed entertainment business is principally conducted by the Warner Bros. divisions of TWE. Warner Bros. is also, among other things, engaged in product licensing and merchandising, the ownership, operation and franchising of retail stores, international movie theaters and theme parks.

                      FILMED ENTERTAINMENT -- WARNER BROS.

WARNER BROS. FEATURE FILMS

     Warner Bros. produces feature films both wholly on its own and under financing arrangements with independent motion picture producers in which Warner Bros. is generally the principal source of financing. Warner Bros. also acquires for distribution completed films produced by others. Acquired distribution rights may be limited to specified territories, media and/or periods of time. The terms of Warner Bros.' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

     Feature films are licensed to exhibitors under contracts that provide for the length of the engagement, rental fees, which may be either a percentage of box office receipts, with or without a guarantee of a fixed minimum, or a flat sum and other relevant terms. The number of feature films that a particular theater exhibits depends upon its policy of program changes, the competitive conditions in its area and the quality and appeal of the feature films available to it. Warner Bros. competes with all other distributors for playing time in theaters.

     Warner Bros. has entered into distribution servicing agreements with Morgan Creek Productions Inc. and its affiliates ('Morgan Creek'), pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures through June 1998, and certain foreign distribution services for selected pictures. It is expected that the agreements with Morgan Creek will be renewed. Under this arrangement, Warner Bros. released 'Wild America' in 1997 and anticipates releasing 'Wrongfully Accused,' 'Incognito' and 'Major League 3,' among others, in 1998. An affiliate of Warner Bros. is a party to co-financing and distribution agreements with Monarchy Enterprises C.V. and its affiliate, Regency Entertainment U.S.A. (collectively 'Monarchy/Regency'). These agreements expire in 1998 and will not be renewed. Among the remaining Monarchy/Regency productions to be distributed by Warner Bros. in 1998 are 'Dangerous Beauty,' 'Goodbye Lover' and 'The Negotiator.' It is anticipated that 'City of Angels' will be released as a co-financed picture in l998.

     In July l997, an affiliate of Warner Bros. and an affiliate of Canal Plus formed a joint venture to co-finance on a 50/50 basis a total of approximately 20 to 25 motion pictures over a five-year period. Warner Bros. acquired all distribution rights in the U.S. and Canada and substantially all international distribution rights to these pictures. Warner Bros. will advance marketing and distribution costs and will receive a distribution fee in connection with the exploitation of the pictures. It is anticipated that 'Message in a Bottle' will be released under this arrangement in 1998.

     Warner Bros. and one of its affiliates have reached an agreement in principle with Village Roadshow Pictures and certain of its affiliates ('VRP') to co-finance under a cost sharing arrangement the production of up to 20 motion pictures over a five-year period. Approximately 50% of the production costs of those pictures will be provided by Warner Bros. and its affiliate, and the balance will be provided by VRP. Warner Bros. will acquire all distribution rights in the U.S. and Canada and substantially all international distribution rights to the co-financed pictures. Warner Bros. will advance marketing and distribution costs and will receive a distribution fee in connection with the exploitation of the pictures.

     Warner Bros. and Polygram Filmed Entertainment ('Polygram') have agreed to co-finance on a 50/50 basis the production of motion pictures developed and produced by Castle Rock Entertainment ('Castle Rock') through 2000. Warner Bros. and Polygram will each acquire distribution rights in the U.S. and Canada to half of the Castle Rock pictures and international distribution rights to the other half on an alternating picture-by-picture basis. Warner Bros. and Polygram will each advance marketing and distribution costs and will receive distribution fees in connection with the exploitation of the Castle Rock pictures. Among the Castle Rock releases anticipated for l998 are 'Mickey Blue Eyes,' which Warner Bros. will distribute in the U.S. and Canada, and 'The Last Days of Disco,' to be distributed by Warner Bros. internationally.

     During 1997, Warner Bros. domestically released 25 motion pictures for theatrical exhibition, of which 11 were produced by or with others. In addition, Warner Bros. released ten motion pictures in foreign markets, all of which were produced by others. The following motion pictures released in 1997 produced substantial domestic gross theatrical receipts: 'Contact,' 'Batman and Robin,' 'Conspiracy Theory,' 'Devil's Advocate' and 'L.A. Confidential.' During 1997, approximately 54% of film rentals from Warner Bros. theatrical distribution were generated in the United States and 46% in international territories.

     During 1998, Warner Bros. expects to release domestically approximately 28 motion pictures, of which 14 are expected to be produced by or with others. During the first quarter of 1998, Warner Bros. released 'U.S. Marshals' and 'Sphere.' Other 1998 releases include 'The Avengers,' 'Lethal Weapon 4,' 'You Have Mail' and 'Quest for Camelot,' the first fully animated feature film produced by Warner Bros.' feature animation division.

TELEVISION

     Warner Bros., through its various divisions, is the leading supplier of television programming in the world. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, animation programs and reality-based entertainment shows, and also distributes television programming for exhibition on all national networks, syndicated domestic television, cable syndication and on a growing array of international television distribution outlets. With the TBS Transaction, the distribution library owned or managed by Warner Bros. grew to more than 6,000 feature films, 28,500 television titles, l0,000 animated titles plus l,500 classic animated shorts. The acquisition reunites the entire Warner Bros. film and animation library and adds classic MGM and RKO titles, and animation from Hanna-Barbera and MGM. Warner Bros. acts as distributor of the programming owned by subsidiaries of TBS.

     Warner Bros.' television programming is produced by Warner Bros. Television, which produces dramatic and comedy programming, and Telepictures Productions ('Telepictures'), which specializes in reality-based and talk/variety series, and also by Witt-Thomas-Harris Productions, an independent company which has an exclusive, long-term feature film and television production and distribution agreement with Warner Bros.

     During the 1997-1998 season, Warner Bros. Television successfully launched several new network primetime series, including 'Veronica's Closet.' Returning network primetime series included, among others, the top-rated series 'ER' and 'Friends' (both in their fourth season); 'Murphy Brown' (in its tenth and final season); 'Family Matters' (in its ninth season); 'Step by Step' (in its seventh season); 'The Parent 'Hood' and 'The Wayans Bros.' (each in its fourth season); 'The Drew Carey Show' (in its third season); and 'Suddenly Susan' (in its second season).

     Telepictures launched in 1996 the syndicated daytime television hit 'The Rosie O'Donnell Show.' Telepictures also produces for syndicated television such popular series as 'Jenny Jones' (in its seventh season) and, through Time-Telepictures Television, 'Change of Heart' (in its first season) and 'EXTRA' (in its fourth season). Telepictures also produces 'How'd They Do That' (in its second season) for cable television.

     Warner Bros. Television Animation ('WBTA') is responsible for the creation, development and production of contemporary television animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comic's libraries, including 'Looney Tunes' and the Hanna-Barbera and MGM libraries. Animation programming is important to TWE as a foundation for various product merchandising and marketing revenue streams as well as being a cost-effective source of initial and on-going programming for various distribution outlets, including those owned by TWE's divisions (including Kids' WB!).

     WBTA continues to be a leading supplier of original children's animation programming and direct-to-video projects, with such programs as 'Steven Spielberg Presents Animaniacs,' 'Steven Spielberg presents Pinky & The Brain,' 'The Sylvester and Tweety Mysteries,' 'The New Batman/Superman Adventures' and 'Superman,' the upcoming edu-tainment series 'Histeria' and Batman's direct-to-video release 'Sub-Zero.' Since the TBS Transaction, WBTA has managed Hanna-Barbera programming, which includes the television series 'Dexter's Laboratory,' 'Cow and Chicken,' 'Johnny Bravo' and 'Scooby Doo's Zombie Island' direct-to-video.

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

     Television programs currently in off-network syndication include, among others, 'Murphy Brown,' 'Living Single,' 'The Fresh Prince of Bel Air' and 'Family Matters.' The top-rated series 'ER' was sold to Turner Network Television for syndication commencing in 1998, and 'Friends' was sold for syndication commencing in 1998 to stations covering over 85% of the country.

     Warner Bros. International Television Distribution ('WBITD') is the world's largest distributor of feature and television programming for television exhibition outside of the United States. WBITD distributes programming in more than 175 countries and in more than 40 languages. During l997, WBITD entered into new significant licensing agreements with Sogecable, the leading Spanish pay television operator, and Channel 5, the United Kingdom's newest free television broadcaster.

     The introduction of new technologies and programming services throughout the world has created many new opportunities for WBITD. In conjunction with these new services seeking Warner Bros.' programming, WBITD is seeking to form strategic alliances with some of the world's leading satellite, cable and over-the-air television broadcasters. In December l997, WBITD acquired a l0% interest in Canal Satellite, a partnership with Canal Plus and Pathe, which is the largest digital direct-to-home satellite television service in France.

     WBITD has recently commenced the development and production of television programming with international partners. In l997, WBITD completed and sold four new co-produced series internationally: the live-action television series 'The New Adventures of Robin Hood' and 'Police Academy: The Series' and the animated television series 'The Fantastic Voyages of Sinbad the Sailor' and 'Zorro.'

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $2.1 billion at December 31, 1997, compared to $1.5 billion at December 31, 1996 (including amounts relating to the licensing of product to Time Warner's and TWE's cable television networks of $719 million as of December 31, 1997, and $463 million as of December 31, 1996, respectively). The backlog excludes advertising barter contracts. See also 'Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Filmed Entertainment Backlog.'

HOME VIDEO

     Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes, laser optical videodiscs and digital versatile discs or 'DVDs' (as described below) containing the filmed entertainment product of Warner Bros., Home Box Office, WarnerVision Entertainment and TBS. WHV also distributes (or services the distribution of) other companies' product for which it has acquired home video distribution or servicing rights. In August l997, WHV granted exclusive laserdisc distribution rights in North America to Image Entertainment Inc. for five years in order to concentrate on the videocassette and DVD markets.

     During 1997, WHV released five titles in the North American rental market with sales exceeding 400,000 units each: 'Contact,' 'Conspiracy Theory,' 'Sleepers,' 'Michael' and 'Absolute Power.' Internationally, the following titles generated substantial home video revenue in 1997: 'Space Jam,' 'Mars Attacks,' 'Batman & Robin,' 'Eraser' and the first and second seasons of the television series 'Friends.' Additionally, the Warner Bros. Family Entertainment label continued to expand through affordably-priced North American video releases, including 'Space Jam,' 'Free Willy 3: The Rescue,' 'Wild America,' 'Cats Don't Dance,' 'The Swan Princess: Escape from Castle Mountain' and 'Shiloh' which generated combined videocassette sales in excess of 14 million units. Also, WHV released for home sale in North America 'Batman & Robin' which generated sales of more than six million units. During l997, approximately 55% of WHV's revenue was generated in the United States and approximately 45% in other territories.

     WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international markets, WHV's product is distributed through licensees. Videocassette and laser optical videodisc product is generally manufactured under contract with independent duplicators and replicators. DVD product is replicated by Warner Advance Media Operations, a Warner Music Group company, and third parties.

     In December l995, a consortium of nine major consumer electronics manufacturers and TWE announced agreement on a standard for a high density digital optical technology ('DVD') that is capable of storing large volumes of digitalized information -- enough storage capacity for two full-length feature films on a double-sided disc. The DVD technology offers picture quality significantly superior to existing home video technology as well as premium features such as multiple language soundtracks. WHV, along with several other studios, released software titles in the DVD format in l997 in the United States, Canada, Japan and certain countries in Asia. Additionally, WHV is currently benefiting by releasing first-run feature motion pictures in the DVD format as well as re-releasing titles from the extensive WHV catalogue of feature motion pictures. By year-end l998, WHV plans to have DVD distribution in all major territories worldwide.

CONSUMER PRODUCTS AND WARNER BROS. STUDIO STORES

     Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters and Turner classic films.

     In 1997, Warner Bros. Studio Stores continued its expansion with the opening of eight outlets in the United States and 16 internationally by franchisees. Of the total of 185 stores at the end of 1997, 157 are wholly owned and 28 are operated outside the United States by franchisees. Six stores are currently planned to be opened overseas in 1998.

THEATERS

     Through joint ventures, Warner Bros. International Theatres operates 72 multi-screen cinema complexes with 625 screens in seven foreign countries, including 28 theatres in Australia, 17 in the United Kingdom, 13 in Japan, five in Portugal, four in Germany, three in Italy and two in Spain. During l998, Warner Bros. International Theatres plans to open a further 28 cinemas and 281 screens, including expansion into Taiwan with the opening of a l7-screen multiplex in the city of Taipei.

                           THE WB TELEVISION NETWORK

     The WB Television Network ('The WB') completed its third year of broadcast operations in January l998. In January l998, five major market affiliates were added to The WB station line-up bringing total coverage to 97 stations representing 88% of U.S. households. During the l997/98 broadcast season, The WB's primetime program schedule was expanded to a fourth night, broadcasting on Sunday, Monday, Tuesday and Wednesday nights. A fifth night of primetime programming is scheduled to be added in January l999.

     Kids' WB! children's programming expanded in September l997 with the addition of ten hours per week of programming. Kids' WB! currently airs l9 hours per week, including Saturday morning, weekday mornings and weekday afternoons.

     The WeB, The WB's satellite-delivered program service, is expected to launch in September l998 with initial penetration of about eight to ten percent of U.S. TV households. This is a program service that, in partnership with local broadcasters in smaller markets, will create an affiliate of The WB on local cable systems.

     Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an ll% interest in the network.

                           OTHER ENTERTAINMENT ASSETS

THEME PARKS

     Through joint ventures with local partners, Warner Bros. has developed theme parks in select international locations which feature Warner Bros.' movie, cartoon and superhero characters. Warner Bros. Movie World, a regional theme park and studio complex, was opened in 1996 in the Rhine/Ruhr area of Germany. The park complex is modeled after Warner Bros. Movie World in Australia which owns and operates a 400-acre movie-related theme park (including a movie studio) and water park complex near Brisbane, Australia, as well as Sea World of Australia. The Company has announced that it is studying the feasibility of building the first movie-based theme park in Spain.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier, a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock, before transaction costs. Under the terms of the transaction, Premier will continue to license the use of Warner Bros.' and DC Comics' cartoon characters at the Six Flags parks, and the license will be extended to Premier's other parks in the United States and Canada. Subject to the satisfaction of certain conditions, the closing of the transaction is expected in the second quarter of 1998.

DC COMICS AND MAD MAGAZINE

     TWE and WCI, which is wholly owned by Time Warner, each own a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are 'Superman,' 'Batman,' 'Wonder Woman' and 'The Sandman,' as well as collections sold as books. DC Comics also derives revenues from motion pictures, television, product licensing, books for juvenile and adult markets and foreign publishing.

                           REGULATION AND LEGISLATION

     The Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act') substantially revised the Communications Act of 1934, as amended. The new law contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'). The effective date for Federal Communications Commission ('FCC') rules regarding the manufacture of such sets, originally scheduled for March 8, 1998, has been deferred for one year. Second, the 1996 Telecommunications Act gave the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violent, sexually explicit or other indecent content and to agree voluntarily to transmit signals containing such ratings. Principal representatives from both industries have agreed upon a system of parental guidelines, which has been implemented on a voluntary basis by broadcast stations and networks, program producers, as well as cable systems and networks. The 1996 Telecommunications Act authorizes the FCC to prescribe guidelines of its own, in consultation with an advisory committee, if the industry guidelines are not acceptable to the FCC. In 1997, the FCC sought public comment on whether the voluntary industry guidelines comply with the requirements of the 1996 Telecommunications Act. That proceeding remains pending.

     The 1996 Telecommunications Act eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35% of U.S. television households. As required by the 1996 Telecommunications Act, the FCC revised its dual network rule to allow a TV station to affiliate with an entity maintaining two or more networks, unless certain limited circumstances pertain. The FCC also amended its rules to permit common ownership or control of a broadcast network and cable systems.

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

     Pursuant to the 1996 Telecommunications Act, the FCC must conduct a biennial review of its ownership rules and repeal or modify any regulation that it deems to be no longer in the public interest. The first such biennial review will commence in 1998. Among the ownership rules which will be reviewed are the daily newspaper-television station and cable system-television station cross-ownership prohibitions.

     Warner Bros. cannot at this time predict the effect on its television businesses of the passage of the 1996 Telecommunications Act and the changes, or proposed changes, to the FCC rules discussed above.

                                  COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs are highly competitive businesses, as each competes with the other for viewers' attention, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. The increased number of theatrical films released in the U.S. has resulted in increased competition for theater space and audience attention. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. The television network industry is extremely competitive as networks seek to attract audience share and television stations for affiliation and to obtain advertising revenue and distribution rights to television programming. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities, such as pay-per-view. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining new theater sites and attracting patrons, including competition from a number of motion picture exhibition delivery systems, such as pay television and home video systems.

                             CABLE NETWORKS -- HBO

     TWE's Cable Networks business consists of the domestic and international HBO and Cinemax pay television programming services, operated by the Home Box Office division of TWE ('Home Box Office'). HBO is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 33.6 million subscribers as of December 31, 1997. TWE also has a partial interest in certain other domestic and international programming networks.

                                    GENERAL

     Through Home Box Office, TWE distributes HBO, the leading pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality documentaries. In addition, HBO offers sporting and special entertainment events (such as concerts and comedy shows), and feature motion pictures and television series produced specifically by or for HBO.

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

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large multiple system cable operators has increased. As of December 31, 1997, the largest single multiple system cable operator with which Home Box Office does business is Tele-Communications, Inc. ('TCI'), which accounted for approximately 17% of HBO's and Cinemax's combined subscribers. As of December 31, 1997, Time Warner Cable (see 'Cable') accounted for an additional 14% of HBO's and Cinemax's combined subscribers. Home Box Office attempts to assure continuity in its relationships with affiliates and has entered into multi-year contracts with affiliates, whenever possible. Although Home Box Office believes the prospects of continued carriage and marketing of its programming services by the larger affiliates are good, the loss of one or more of them as distributors of any individual service could have a material adverse effect on its business.

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

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has entered into agreements with DreamWorks SKG, Regency Entertainment, Sony Pictures Entertainment, Inc. ('Sony Pictures'), and Twentieth Century Fox Film Corporation ('Fox') pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount Pictures Corporation, Sony Pictures and Walt Disney Pictures for older, library films.

     HBO also defines itself by the exhibition of sporting events, such as boxing matches and Wimbledon, sports documentaries, contemporary and sometimes controversial, pay television premiere movies and mini-series, dramatic and comedy specials, concert events, family programming, television series and documentaries that are produced by HBO for initial exhibition on HBO.

OTHER INTERESTS

     Time Warner Sports, a division of Home Box Office, operates TVKO and TVKO Entertainment, entities that distribute pay-per-view prize fights and other pay-per-view programming.

     In 1997, Home Box Office's own production company, HBO Independent Productions, produced 'Everybody Loves Raymond' in its second season on CBS. Divisions of Home Box Office also produce comedy programming for HBO, Comedy Central, broadcast networks and syndication. Home Box Office is also co-owner of a U.K. television production company and a separate joint venture for the foreign distribution of programming.

     When it controls the rights, Home Box Office also distributes theatrical films and made-for-pay television programming to other cable television or pay-per-view services, and distributes its original programming into domestic syndication and foreign television.

INTERNATIONAL

     HBO Ole, a 37.5%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. TWE also has interests in several advertiser-supported television services distributed by HBO Ole in Latin America. HBO Brasil, another partnership in which TWE has an interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, an English-language, movie-based pay television service which, together with Cinemax, is currently distributed to various countries in Southeast Asia.

     In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic, the Slovak Republic, Poland and Romania.

                         BASIC CABLE NETWORK INTERESTS

     TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 46 million homes at year-end 1997.

     TWE holds a 33 1/3% interest in Court TV. Court TV, launched in 1991, is a 24-hour cable network covering actual courtroom trials from around the United States and abroad with approximately 33 million viewers at year-end 1997. During prime time, Court TV features live analyses of the day's coverage and other programming exploring aspects of the legal system.

                           REGULATION AND LEGISLATION

     In April 1993, the FCC released regulations designed to implement provisions of the 1992 Cable Act, which generally prohibits vertically integrated programmers, which currently include the program services owned by Home Box Office, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. The FCC has recently proposed to amend the rules to strengthen the enforcement process. Although HBO and Cinemax services are currently provided to subscribers by means of a number of different technologies including cable, MMDS and DTH, any changes in the FCC's interpretation of the 1992 Cable Act and existing regulations could have a material adverse effect on their businesses. See 'Cable Systems -- Regulation and Legislation.'

     The 1996 Telecommunications Act contains provisions concerning manufacturer insertion of a 'V-chip' into television sets and industry implementation of a ratings system for violent, sexually explicit and indecent programming. (See 'Filmed Entertainment -- Regulation and Legislation.') TWE cannot predict at this time the effect of this legislation on its cable network business.

                                  COMPETITION

     Home Box Office's businesses face strong competition. Each of the programming services compete with other cable television programming services for distribution on the limited number of channels available on cable operating systems. All of the networks compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services and on-line activities. In addition, the cable networks face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

     Home Box Office's production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

     Internationally, the expected entry of Poland and other eastern European countries into the European Union may result in the imposition of local content quotas or other restrictions on pay television services in those countries, which may adversely affect services in which Home Box Office has an interest.

                                     CABLE

     TWE's Cable business consists principally of interests in cable television systems that, in general, are operated under the name Time Warner Cable. Of the approximately 12.6 million subscribers owned or managed by TWE, approximately
2.1 million are in systems owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10.5 million are in systems owned by TWE. TWE's cable systems include approximately
5.8 million subscribers in a joint venture between TWE and Advance/Newhouse known as the TWE-A/N Partnership. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and the TWE-A/N Partnership.

                            CABLE TELEVISION SYSTEMS

GENERAL

     Time Warner Cable is the second-largest multiple system cable operator in the United States. As of March 1, 1998, Time Warner Cable serves 12.6 million cable subscribers geographically concentrated in 34 groupings of more than 100,000 subscribers each. This includes the approximately 5.8 million subscribers in the TWE-A/N Partnership, in which TWE owns a 65.2% common equity interest (and TWI Cable owns a 1.5% common equity interest) and is paid a fee to manage. Approximately 58% of Time Warner Cable's aggregate subscribers are located in five states: Florida, New York, North Carolina, Ohio and Texas.

     Through a network of coaxial and fiber-optic cable, TWE's cable television system subscribers generally receive more than 50 channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WGN), advertiser-supported video programming (such as ESPN and CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In many systems, Time Warner Cable also offers movies and other events on a pay-per-view basis, as well as audio and other entertainment services.

     Pursuant to the Admission Agreement under which US West became a limited partner of TWE, TWE has agreed to use its best efforts to complete the technological upgrade of a substantial portion of its cable systems by the end of 1998. As of December 31, 1997, more than half of Time Warner Cable's systems have been upgraded. Such upgrades include the broad deployment of fiber and electronics in order to provide expanded programming options, high-speed Internet access and other service. As systems are designated for upgrade and after any required approvals are obtained, US West and TWE share joint control over the direction of those systems through a 50-50 management committee.

     Time Warner Cable has also agreed with the FCC under the Social Contract described below to invest a total of $4 billion in capital costs to rebuild and upgrade systems over a five-year period ending November 30, 2000. The agreement with the FCC covers all Time Warner Cable systems, including those owned by TWI Cable and the TWE-A/N Partnership.

     Time Warner Cable intends to use a portion of the bandwidth in its upgraded systems for its high speed online service for personal computers, called Road Runner'tm'. Road Runner provides Internet access and proprietary local, national and international content through the cable network to customers' home (or small office) computers. The service has been launched commercially in Time Warner Cable's Akron/Canton; Albany; Binghamton; Columbus; El Paso; Hawaii; Memphis; Portland, Maine; San Diego and Tampa systems, and will continue to expand into other systems during 1998. In December 1997, Road Runner announced plans to merge with US West's Media One Express, also a cable modem online service provider. Based on current roll-outs in the Time Warner Cable and Media One cable systems, at the time of the consummation of the merger, the venture's high speed online services would immediately be available in at least 13 states serving approximately 5 million homes.

     The number of subscribers managed by Time Warner Cable has grown primarily as a result of the acquisition of cable systems, the formation of the TWE-A/N Partnership and increases in the number of subscribers to its existing cable television systems. Time Warner Cable has also sought to concentrate its subscriber base in geographically-clustered systems through the exchange or purchase of cable television systems, and expects to continue these efforts.

     In September 1997, Time Warner, TWE, the TWE-A/N Partnership and a subsidiary of TCI signed a letter of intent to enter into a series of agreements to, among other things, (i) form two new cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and will own cable television systems serving an aggregate of approximately 1.1 million subscribers, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, and (iii) exchange various cable television systems owned by Time Warner and TWE serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable (collectively, the 'TCI Cable Transactions'). The TCI Cable Transactions are expected to close periodically throughout 1998, subject to execution of definitive agreements and customary closing conditions.

     In early 1998, Time Warner Cable transferred or beneficially assigned ownership of franchises in 43 cable systems serving approximately 1.1 million customers primarily in Florida, North Carolina and upstate New York from Paragon Communications ('Paragon') and various TWI Cable-owned entities to the TWE-A/N Partnership. As a result of this and related transactions, the TWE-A/N Partnership serves approximately 5.8 million customers, and Paragon, which is now 100% owned by wholly owned subsidiaries of Time Warner, serves approximately 770,000 customers primarily in New York City, Texas and California. Following these transactions, the common equity of the TWE-A/N Partnership is owned approximately as follows: 33.3% by Advance/Newhouse, 65.2% by TWE and 1.5% indirectly by Time Warner.

     Most of TWE's cable television revenue is derived from monthly fees paid by subscribers for cable video programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on TWE's cable television systems. In addition, pay-per-view service is offered in most cable television systems, which allows subscribers to choose to view specific movies and events, such as concerts and sporting events, and to pay on a per-event basis.

     As of December 31, 1997, the TWE-A/N Partnership beneficially owned a 31% equity interest in Primestar Partners L.P. ('Primestar'), a satellite distribution company offering packages of programming services to customers owning DTH receiving dishes, and Time Warner Satellite Services generally had the non-exclusive right to distribute Primestar service to customers in Time Warner Cable's service areas (including TWI Cable and the TWE-A/N Partnership) and also in certain adjacent areas.

     In June 1997, TWE, Advance/Newhouse and the other partners of Primestar entered into agreements to consolidate the separate Primestar direct broadcast satellite distribution business of such partners (including Time Warner Satellite Services) with the business of Primestar into a new company ('New Primestar'), into which the partners will also contribute their respective partnership interests. The restructuring is currently expected to close on or about April 1, 1998. Thereafter, TCI Satellite Entertainment, Inc., a public company that is one of the current partners of Primestar, is expected to merge into New Primestar, subject to certain conditions, including regulatory approval. If the merger is approved and completed, TWE's 24% equity ownership in New Primestar will not be affected. In a separate pending transaction, New Primestar would acquire certain high power satellite assets and FCC permits from MCI Communications Corporation and The News Corporation Limited, in exchange for nonvoting stock and notes of New Primestar (the 'News/MCI transaction'). This transaction is subject to approval from the Department of Justice and the FCC. If regulatory approvals are obtained and the News/MCI transaction is completed, TWE would then have approximately 16% of the outstanding equity of New Primestar on a fully diluted basis.

PROGRAMMING

     Time Warner Cable provides video programming to its subscribers pursuant to multi-year contracts with program suppliers who generally are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE AND PROGRAMMING CHARGES

     Subscribers to TWE's cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to TWE's cable television system. Rates for certain programming and for equipment and installation are generally regulated pursuant to Federal law. See 'Regulation and Legislation -- Rate Regulation,' below.

     Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

INTERNATIONAL

     TWE and the TWE-A/N Partnership collectively have a 53.75% interest in a joint venture established to invest in, and further develop, cable television systems and programming in Hungary. In France, TWE and TWE-A/N own 100% of Cite Reseau and 49.9% of Rhone Vision Cable both of which were established to acquire new franchises, build and operate cable systems in France. In China, TWE and the TWE-A/N Partnership own 75% of the Beijing-Time Warner Cable Television Engineering Company. In Japan, TWE and TWE-A/N beneficially own, directly or indirectly, 25% of Titus Communications Corporation and 19.2% of Chofu Cable Television Company. TWE sold its 13% indirect interest in Sky Network Television, an over-the-air subscription service in New Zealand, in September 1997.

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

     Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels for public, educational and governmental programming; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage requirements and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

     Rate Regulation. Under federal laws, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation required the FCC to review rates for nonbasic service tiers, known as 'cable programming service tiers' ('CPST'), other than per-channel or per-program services, in response to complaints filed by franchising authorities; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and CPST services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of CPST rates is scheduled to terminate on March 31, 1999. Regulation of both basic and CPST rates also ceases for any cable system subject to 'effective competition.' The 1996 Telecommunications Act expanded the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DTH. The FCC has found Time Warner Cable to be subject to 'effective competition' in certain jurisdictions.

     The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and CPST service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or CPST services and associated equipment, and refunds can be required.

     In November 1995, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt 'social contracts' as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by November 30, 2000; and Time Warner Cable is allowed to increase the non-basic service tier by $1.00 per year over the term of the Social Contract. Court appeals filed by the city of Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract are pending. The appeals contend, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. A petition was also filed with the FCC seeking reconsideration of the Social Contract, which is currently pending.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. In those cases where the expiration date of particular agreements has not been contractually varied from the original schedule set up by the 1996 Act, the next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999.

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

     Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ('LECs') from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate 'open video systems' without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in New York City and in other areas where the Company operates cable systems.

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Time Warner Cable obtained a temporary waiver from this rule, and is now seeking a permanent waiver, so that it can continue to own certain Atlanta area cable systems located within the Grade B signal coverage area of WTBS. The FCC denied the permanent waiver request, but that denial is presently stayed pending resolution of a petition for reconsideration. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing 'effective competition' from the MMDS and SMATV cross-ownership restrictions.

     The FCC has initiated a rulemaking proceeding in which it asks what restrictions, if any, should be placed on a cable operator's ownership of a DTH service. This could affect Time Warner, in that TWE has an ownership interest in Primestar, a DTH service, which is seeking to obtain FCC approval for the transfer of certain DTH licenses. See 'Cable -- Cable Television
Systems -- General.'

     Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The 1992 Cable Act also directed the FCC to adopt regulations establishing reasonable limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC has stayed the effectiveness of such regulations pending final judicial resolution of a federal district court decision finding the statutory ownership limit provision to be unconstitutional.

     Other FCC Regulations and FTC Consent Decree. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility; franchise transfers; franchise fees; closed captioning; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards; home wiring; and limitations on advertising contained in nonbroadcast children's programming. Pursuant to the 1996 Telecommunications Act, the FCC changed the formula for pole attachment fees which will result in substantial increases in payments by cable operators to utilities for pole attachment rights when telecommunications services are delivered by cable systems. This new higher rate formula will be phased in beginning in February 2001.

     Under the terms of the FTC Consent Decree entered into in connection with the consummation of the TBS Transaction, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with Time Warner.

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

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1998, 518 franchises serving approximately 2,600,000 subscribers expire during the period ending December 31, 2000. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

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

     DTH. The FCC has awarded permits to several companies for orbital slots from which medium- or high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. As of June 1997, satellite-delivered DTH services including Echostar, DirecTV, USSB and Primestar, a medium-power DTH service partially owned by TWE, were reported to be serving over five million subscribers. Echostar has announced that, unlike other DTH services, it will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ('TVROs'), either directly from the programmers or through third-party packagers.

     MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing over 1.1 million subscribers nationwide as of June 1997. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act, a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

     Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. One municipally-owned system is presently in operation in a Time Warner Cable franchise area and several other municipalities have indicated an interest in operating a cable system.

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas (subject to the restriction against acquisition of greater than 10% of existing cable systems described under 'Regulation and Legislation -- Ownership,' above). Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate 'open video systems' without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an 'open video system' must be available to programmers unaffiliated with the local telephone company.

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

                                   TELEPHONY

     Time Warner Communications, a subsidiary of TWE, is a facilities-based competitive local exchange carrier ('CLEC') in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium and large-sized business customers and other carriers. Time Warner Communications' customers are principally telecommunications-intensive businesses, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched, data and video transmission services and certain Internet services. As of March 1, 1998, Time Warner Communications had deployed switches in 16 of its 19 metropolitan markets. Its networks have been constructed primarily through licensing the use of fiber capacity from Time Warner Cable.

     Time Warner Communications' business was commenced in 1993 by Time Warner Cable, originally to provide residential and business telephony services together with cable television. Since January 1997, Time Warner Communications has focused exclusively on the business segments.

       DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

     The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

MANAGEMENT AND OPERATIONS OF TWE

     Partners. Upon the capitalization of TWE in June 1992, certain subsidiaries of Time Warner became the general partners (the 'Class B Partners' or the 'Time Warner General Partners') of TWE and subsidiaries of Itochu Corporation ('Itochu') and Toshiba Corporation ('Toshiba') became limited partners of TWE (the 'Class A Partners'). U S West was admitted as a Class A Partner in September 1993. In 1995, Time Warner acquired the limited partnership interests of Itochu and Toshiba. Consequently, the limited partnership interests in TWE are held by the Class A Partners consisting of U S West and wholly owned subsidiaries of Time Warner and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of Time Warner.

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

     The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the US West Representatives. However, see 'Cable Management Committee,' below.

     Cable Management Committee. Subject to obtaining necessary franchise and other approvals, the businesses and operations of the cable television systems of TWE and TWE-A/N are governed by a Cable Management Committee (the 'Management Committee'). The systems that have been designated from time to time to be governed by the management committee and with respect to which all necessary franchise and other approvals have been obtained are referred to as the 'Designated Systems.' The Management Committee is comprised of six voting members, three designated by US West and three designated by TWE. If US West at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a 'change in control' of US West occurs, US West's right to designate any members of the Management Committee will terminate. The Designated Systems are managed on a day-to-day basis by the officers of Time Warner Cable. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Designated Systems, including, among other things, the sale, pledge or encumbrance of assets of the Designated Systems, the acquisition of cable assets, the making of commitments or expenditures relating to the Designated Systems, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

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

CERTAIN COVENANTS

     Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE -- cable, cable programming and filmed entertainment (including the ownership and operation of theme parks) -- as such businesses may evolve, subject to certain agreed upon exceptions (including TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) U S West from conducting cable and certain regional programming businesses in the 14-state region in which it provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. ITOCHU and Toshiba continue to be bound by and benefit from the non-compete provisions but only as they relate to Japan.

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

     In addition to the foregoing, U S West will have the right to exercise an additional demand registration right (in which the other Class A Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

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

RESTRICTIONS ON TRANSFER BY TIME WARNER GENERAL PARTNERS

     Time Warner General Partners. Any Time Warner General Partner is permitted to dispose of any partnership interest (and any Time Warner General Partner and any parent of any Time Warner General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) Time Warner would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by Time Warner, and
(iii) a subsidiary of Time Warner would be a managing general partner of TWE.

     No other dispositions are permitted, except that Time Warner may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which Time Warner must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

     TWE's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 'Organization and Summary of Significant Accounting Policies -- Foreign Currency' and Note 11 'Financial Instruments -- Foreign Currency Risk Management' to the consolidated financial statements set forth at pages F-18 and F-34, respectively, herein. For the revenues of foreign operations, see Note 12 'Segment Information' to the consolidated financial statements set forth on page F-38 herein.

                                   EMPLOYEES

     At December 31, 1997, TWE employed a total of approximately 29,700 persons.

                 BUSINESSES OF THE TIME WARNER GENERAL PARTNERS

     WCI, under the umbrella name Warner Music Group, conducts substantially all of Time Warner's vertically integrated worldwide recorded music business and worldwide music publishing business. The other General Partner does not conduct operations independent of its ownership interest in TWE and certain other investments.

                                     MUSIC

     In the United States and around the world, WCI, through its wholly owned Warner Music Group division ('WMG'), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

     WMG also operates Warner/Chappell, a music publishing business with offices around the world, and is a joint venture partner of music and video clubs in North America.

RECORDED MUSIC

     In the United States, WMG's recorded music business is principally conducted through WMG's Warner Bros. Records, Inc., Atlantic Recording Corporation, Elektra Entertainment Group and the newly formed Sire Records Group Inc. and their affiliated labels, as well as through the WEA Inc. companies. The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and, commencing in 1997, digital versatile discs (DVDs), for WMG's record labels as well as for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), a so-called 'independent' distribution company specializing in alternative rock music with a focus on new artists and smaller retailers.

     These activities are conducted in more than 70 countries outside the United States by Warner Music International and its subsidiaries, affiliates and non-affiliated licensees. In 1997, more than 55% of WMG's recorded music revenues came from outside the United States.

DOMESTIC

     WMG's record labels in the United States -- Warner Bros., Atlantic, Elektra and Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, reggae, folk, blues, gospel and Christian music. Artists generally receive royalties based upon a percentage of the suggested retail or wholesale price of their recordings and music videos, and most receive non-refundable advance payments against such royalties.

     WMG is a vertically-integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Product is also beginning to be sold directly to consumers through the Internet. At the same time these activities take place, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video television programmers. Label personnel may also help organize a tour that will further promote a new album.

     In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino

Records, in which WMG owns a 50% equity interest, specializes in compilations and re-issues of previously released music.

     WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by the WMG label or by both parties. Included among these arrangements are the labels Maverick, Tommy Boy, Sub Pop, Qwest and 143 Records. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb to manufacture and distribute recordings that are marketed under the owner's proprietary label. Through a joint venture, WMG and Sony Music Entertainment operate The Columbia House Company, the leading direct marketer of CDs, audio and videocassettes in the United States and Canada.

     Among the albums resulting in significant sales for WMG during 1997 were the Space Jam soundtrack and Madonna's 'Evita' soundtrack, as well as releases by Paula Cole, Fleetwood Mac, Jewel, matchbox20, Metallica, Sugar Ray and LeAnn Rimes.

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

     Among the artists whose albums resulted in significant sales for WMI in 1997 were Enya, Noriyuki Makihara, Luis Miguel and Alejandro Sanz.

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

     Warner/Chappell's printed music division markets publications throughout the world containing the works of such artists as Alabama, The Grateful Dead, Led Zeppelin, Madonna, Bob Seger and many others. Warner/Chappell also owns Warner Bros. Publications and CPP/Belwin, two of the world's largest publishers of printed music.

     The principal source of revenues to Warner/Chappell are license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

COMPETITION

     The recorded music business is highly competitive. The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail recorded music outlets over the past several years led to the closing of many such stores during 1996 and 1997, which has resulted in further increased competition among recorded music companies. Competition during 1997, as in past years, also reflected the growth in the number of albums released by independent record labels. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and may in the future be affected by consumers' ability to download quality sound reproductions from the Internet without authorization from WMG. In addition, the recorded music business also meets with competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

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

TURNER BROADCASTING SYSTEM, INC.

     In October 1996, Time Warner consummated the acquisition of TBS by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The Time Warner General Partners collectively own a 10.6% economic interest in TBS. TBS is a diversified information and entertainment company. Through its subsidiaries, TBS owns and operates four domestic entertainment networks: TBS Superstation, Turner Network Television (TNT), Cartoon Network and Turner Classic Movies (TCM); four international entertainment networks: TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, and TNT & Cartoon Network Asia; and six news networks: Cable News Network (CNN), Headline News, Cable News Network International (CNNI), CNN en Espanol, CNN Financial Network (CNNfn) and CNN/SI. TBS produces and distributes entertainment and news programming worldwide, and also has operations in motion picture, animation and television production, home video, television syndication, licensing and merchandising.

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

ITEM 2.  PROPERTIES

PROPERTIES OF TWE

     The following table sets forth certain information as of December 31, 1997 with respect to principal properties (over 250,000 square feet in area) owned or leased by TWE's Filmed Entertainment, Cable Networks -- HBO and cable television businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE.

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

PROPERTIES OF THE TIME WARNER GENERAL PARTNERS

     The following table sets forth certain information as of December 31, 1997 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by WCI. The Time Warner General Partners other than WCI and its subsidiaries do not own or lease any properties material to their businesses.

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

     In October 1993, 15 music performers or representatives of deceased performers, on behalf of an alleged similarly-situated class, filed suit in the United States District Court for the Northern District of Georgia against approximately 50 record companies, including four WCI subsidiaries (Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358). Plaintiffs claimed that the recording companies, the American Federation of Television and Radio Artists ('AFTRA') (their union), and the AFTRA Health and Retirement Fund (the 'Fund') under-reported and under-contributed to the Fund, in violation of ERISA, in breach of contract and fiduciary duty, through fraud and embezzlement, and in violation of RICO. Plaintiffs sought substantial, but unquantified, monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over their master recordings. Following a series of motions, on August 2, 1994, the court dismissed the claims against the Fund and the Fund's trustees, and dismissed all claims against the defendant recording companies except the RICO claim. The record company defendants then answered the RICO claim, denying its material allegations and alleging defenses. After certain discovery, the defendants, on January 29, 1997, moved for summary judgment. A second, similar lawsuit, commenced by the same plaintiffs in the United States District Court for the Southern District of New York, alleging a class action and derivative claims on behalf of the Fund against essentially the same defendants has, after various motions by defendants, been combined with the first action in the Northern District of Georgia. Defendants moved to dismiss the newly-added counts on December 18, 1996. On August 14, 1997, the Court granted the record company defendants' motion to dismiss the new ERISA claims but denied the defendants' motion to dismiss the newly-added state law claims for breach of contract and fraud and their motion for summary judgment on the RICO claims. The Court also denied a motion by the Fund and the Fund Trustees to dismiss the claims asserted against them. On January 20, 1998, the Court denied plaintiffs' motions for class certification of the remaining claims against the record company defendants and against the Fund and Fund Trustees. Accordingly, the case is now limited to the individual claims of the 15 named plaintiffs, which remain pending before the Court. Plaintiffs have filed a motion seeking certification of the Court's Order of January 20, 1998, so that an appeal can immediately be taken to the Eleventh Circuit Court of Appeals. Additionally, plaintiffs have filed a motion seeking either entry of final judgment on the ERISA claims dismissed by the Court's Order of August 14, 1997, or, in the alternative, certification of that Order for immediate appeal. Both motions remain pending.

     On July 14, 1994, Time Warner received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of WMG and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. Time Warner has complied with the civil investigative demand and provided information and produced documents as required by a 1997 decision of the United States District Court for the District of Columbia.

     On May 30, 1995, a purported class action was filed with the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3536. The plaintiff, representing a class of direct purchasers of recorded music compact discs ('CDs'), alleged that Warner Elektra Atlantic Corporation ('WEA'), along with five other distributors of CDs, violated the federal antitrust laws by engaging in a conspiracy to fix the prices of CDs, and sought an injunction and treble damages. On January 9, 1996, the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, No. 96-55264. On July 3, 1997, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of the amended complaint and remanded the case to the District Court, holding that the amended complaint was sufficient to meet the pleading requirements of the Federal Rules and that the action should proceed. On October 29, 1997, the District Court stayed proceedings in the action due to the filing on May 12, 1997 of a Chapter 7 Petition under the U.S. Bankruptcy Code by plaintiff.

     As TWE has disclosed and discussed more fully in previous reports on Form 10-K filed by TWE, fifteen actions against TBS, Time Warner, certain officers and directors of TBS or TWE, and other defendants, purportedly on behalf of a class of TBS shareholders, filed in Superior Court, Fulton County, Georgia in connection with the TBS Transaction have been consolidated. On February 29, 1996, plaintiffs filed their third amended consolidated supplemental and derivative class action complaint (the 'Third Amended Complaint') alleging, among other things, that the terms of the TBS Transaction were unfair to TBS shareholders and that, in connection with the TBS Transaction, the defendants acted fraudulently, had breached or aided and abetted the breach of fiduciary common law and statutory duties owed to TBS shareholders and that the vote of the TBS Board approving the TBS Transaction did not comply with legal requirements. Among other relief demanded, the Third Amended Complaint sought damages, an injunction against the consummation of the TBS Transaction and related transactions, and an auction of TBS. Plaintiffs' request for a preliminary injunction was denied in October 1996 and in December 1996, the Court granted defendants' motion for judgment on the pleadings with respect to certain claims in the Third Amended Complaint and also granted plaintiffs' motion for leave to file a fourth amended complaint. In January 1997, plaintiffs filed a fourth amended class action complaint containing allegations and requesting relief substantially similar in substance to the Third Amended Complaint. On July 14, 1997, defendants' motion for summary judgment on plaintiffs' fourth amended complaint and defendants' motion for final judgment on the Third Amended Complaint were both granted. On July 23, 1997, plaintiffs filed a notice of appeal from these decisions; the appeal has now been fully briefed and is awaiting decision.

     On July 25, 1996, WEA was served with an antitrust civil investigative demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there is, has been or may be a conspiracy to fix the prices of CDs or conduct consisting of unfair methods of competition or unfair trade practices in the sale and marketing of CDs. WEA produced documents in compliance with the investigative demand. By letter dated January 8, 1998, WEA was notified by the Office of the Attorney General of the State of Florida that certain documents that WEA had produced to its office were shared under a confidentiality provision in the Florida statutes with the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of New York. To date, no action has been taken by the Attorney Generals of these states.

     On March 19, 1997, Six Flags Theme Parks Inc. ('Six Flags') and its wholly-owned subsidiary Six Flags Over Georgia, Inc. commenced a declaratory judgment action in the Superior Court of Gwinnett County, Georgia, entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd. and

Avram Salkin, as Trustee of the Claims Trust. The action sought, among other things, a declaration and determination of the rights and obligations of the partners of Six Flags Over Georgia, L.P. with respect to certain disputed partnership matters and an accounting of all partnership affairs. The parties have since been realigned, so that the original defendants are now the plaintiffs in the action and Six Flags Entertainment Corporation, the parent company of Six Flags that is 49% owned by TWE, and certain of its subsidiaries and TWE are now the defendants against whom additional claims have been made. These claims seek imposition of a constructive trust, compensatory damages of in excess of $250 million and unspecified punitive damages for alleged breach of fiduciary duty, conversion, fraud and conspiracy allegedly committed by the counterclaim-defendants in connection with the management of the Six Flags Over Georgia theme park. The parties are currently engaged in document discovery. TWE and its 51% partner in Six Flags will retain financial responsibility for this litigation following completion of the sale of Six Flags. (See Item 1. 'Entertainment -- Other Entertainment Assets').

     On April 11, 1997, the Washington and Dallas offices of the Federal Trade Commission notified WEA that they had commenced a preliminary investigation into whether WEA and others may be violating or have violated laws against unfair competition by the adoption, implementation or maintenance of minimum advertised pricing programs. On September 23, 1997, Warner Communications Inc. was served by the Federal Trade Commission with a subpoena duces tecum calling for the production of documents in connection with a nonpublic investigation into whether the recorded music distribution companies and others may be engaging or may have engaged in unfair methods of competition through the adoption, implementation and maintenance of cooperative advertising programs that included minimum advertised price provisions. WEA produced documents in response to the subpoena.

     On September 30, 1997, a purported class action was commenced in the United States District Court for the Central District of California entitled Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 97-7226. On October 16, 1997, plaintiffs filed a first amended complaint. The plaintiffs, purporting to represent a class of direct purchasers of CDs, allege that WEA, along with five other distributors of CDs, violated the federal and state antitrust laws by engaging in a conspiracy to fix the prices of CDs and seek an injunction and treble damages. On December 22, 1997, WEA answered the action, denying the material allegations of the amended complaint, asserting affirmative defenses and demanding judgment against plaintiffs.

     On December 2, 1997, a purported class action was commenced in the United States District Court for the Central District of California entitled Third Street Jazz and Rock Holding Corporation v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-8864. The claims asserted are substantially the same as those asserted in the Chandu Dani action reported above. On December 24, 1997, WEA answered the action, denying the material allegations of the complaint, asserting affirmative defenses and demanding judgment against plaintiffs.

     On January 28, 1998, a purported class action was commenced in the United States District Court for the Southern District of New York entitled Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music and Video Distribution, Warner Elektra Atlantic Corporation and EMI Music Distribution, No. 98 Civ. 0612. The claims asserted are substantially the same as those asserted in the Chandu Dani action reported above. On February 23, 1998, WEA answered the action, denying the material allegations of the complaint, asserting affirmative defenses and demanding judgment against plaintiffs.

     By letter dated February 12, 1998, the New York State Attorney General advised Time Warner of the termination of an antitrust investigation begun in 1996 regarding the carriage of video programming services on Time Warner's cable systems, including its decision to carry the MSNBC news service and not the Fox News Channel.

     On February 17, 1998, a purported class action was commenced in the Circuit Court of Cocke County, Tennessee at Newport, entitled Ottinger & Silvey, et. al., v. EMI Music Distribution, Inc., Sony Music

Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc. The action is brought on behalf of persons who from January 29, 1993 to the present, purchased CDs indirectly from the defendants in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information of TWE and Time Warner General Partners set forth at pages F-42 and F-80, respectively, herein, is incorporated herein by reference.

ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-12 and at pages F-45 through F-49 herein, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption 'Foreign Currency Risk Management' at page F-11 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated fiancial statements set forth at pages F-13 through F-40 of TWE and the report of independent auditors thereon set forth at page F-41 herein, and the consolidated financial statements set forth at pages F-50 through F-78 of the TWE General Partners and the report of independent auditors thereon set forth at page F-79 herein, are incorporated herein by reference.

     Quarterly Financial Information set forth at page F-43 herein, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

REPRESENTATIVES AND DIRECTORS

     Set forth below is the name and age of each person who is a member with voting rights of the Board of Representatives of TWE and each person who is a director of one or more of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Haje became members of the Board of Representatives of TWE on June 30, 1992 and Messrs. Lillis, Parsons, Bressler, Lochner and Williams became members on September 15, 1993, February 1, 1995, January 1, 1996, March 7, 1997 and September 5, 1997, respectively. Mr. Lochner also served as a member of the Board of Representatives from January 2, 1995 until December 31, 1995. The selection of TWE's Board of Representatives is governed by the TWE Partnership Agreement. See 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.' Mr. Levin became a director of WCI on July 24, 1989 and of ATC on September 24, 1992. Mr. Haje became a director of ATC on September 24, 1992 and of WCI on January 25, 1994. Mr. Parsons became a director of each Time Warner General Partner on February 1, 1995. Mr. Bressler became a director of each Time Warner General Partner on March 2, 1996. Mr. Haje agreed to an order entered on September 27, 1993 by the U.S. Office of Thrift Supervision ('OTS') that, for a period of five years, suspends him from practicing before the OTS and requires him not to engage in the legal representation of a federally insured depository institution. Mr. Haje also agreed, for such period, not to participate in any unsafe or unsound banking practices or the submission of any materially misleading statements to any federal banking authority. Such order relates to events that occurred while Mr. Haje was a partner in a law firm that represented a federally insured depository institution, prior to his employment by Time Warner and TWE, and places no limits on his services for Time Warner or TWE.

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

                                  DIRECTOR AND/OR                           PRINCIPAL OCCUPATIONS OR
            NAME                 REPRESENTATIVE OF       AGE          POSITIONS DURING THE PAST FIVE YEARS
----------------------------  ------------------------   ---   ---------------------------------------------------
Gerald M. Levin.............  TWE, WCI and ATC           58    Chairman of the Board of Directors and Chief
                                                               Executive Officer of TWE and Time Warner since
                                                               January 21, 1993. He is also a director of Time
                                                               Warner.
Richard D. Parsons..........  TWE, WCI and ATC           49    President of TWE and Time Warner since February 1,
                                                               1995. Prior to that, Mr. Parsons served as the
                                                               Chairman and Chief Executive Officer of The Dime
                                                               Savings Bank of New York, FSB from January 1991. He
                                                               served as a director of ATC, then an 82%-owned
                                                               subsidiary of Time Warner, from 1989 until 1991 and
                                                               is currently also a director of Citicorp, the
                                                               Federal National Mortgage Association, Philip
                                                               Morris Companies Inc. and Time Warner.

                                     III-1

                                  DIRECTOR AND/OR                           PRINCIPAL OCCUPATIONS OR
            NAME                 REPRESENTATIVE OF       AGE          POSITIONS DURING THE PAST FIVE YEARS
----------------------------  ------------------------   ---   ---------------------------------------------------
Richard J. Bressler.........  TWE, WCI and ATC           40    Executive Vice President and Chief Financial
                                                               Officer of TWE and Time Warner since January 15,
                                                               1998. Prior to that, Mr. Bressler served as Senior
                                                               Vice President and Chief Financial Officer of TWE
                                                               and Time Warner from March 16, 1995, as Senior Vice
                                                               President, Finance from January 2, 1995 and as a
                                                               Vice President prior to that.
Peter R. Haje...............  TWE, WCI and ATC           63    Executive Vice President and General Counsel of TWE
                                                               since June 30, 1992 and of Time Warner since
                                                               October 1, 1990 and Secretary of TWE and Time
                                                               Warner since May 20, 1993.
Philip R. Lochner, Jr.......  TWE                        55    Senior Vice President of TWE since January 2, 1995
                                                               and of Time Warner since July 18, 1991.
Charles M. Lillis...........  TWE                        56    President and Chief Executive Officer of US West
                                                               Media Group since May 25, 1995 and Executive Vice
                                                               President of US West since 1985. Mr. Lillis is a
                                                               director of Ascent Entertainment Inc., SUPERVALU
                                                               Inc. and US West.
Pearre Williams.............  TWE                        43    President of Multimedia Ventures of US West Media
                                                               Group since July 1997. Prior to that, Mr. Williams
                                                               served as the Vice President, Business Development
                                                               of US West Media Group from June 1995 and as Vice
                                                               President, Corporate Development of US West prior
                                                               to that.

EXECUTIVE OFFICERS

     Set forth below is the name and age of each person who is an executive officer of TWE and each person who is an executive officer of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. The executive officers of TWE indicated below became executive officers of the Time Warner General Partners on September 25, 1992 or, if later, on the date they became executive officers of TWE.

                                                                           PRINCIPAL OCCUPATIONS OR
           NAME               EXECUTIVE OFFICER OF     AGE           POSITIONS DURING THE PAST FIVE YEARS
--------------------------  ------------------------   ---   ----------------------------------------------------
Gerald M. Levin...........  TWE and each Time Warner   58    See ' -- Representatives and Directors.'
                            General Partner
Richard D. Parsons........  TWE and each Time Warner   49    See ' -- Representatives and Directors.'
                            General Partner
Richard J. Bressler.......  TWE and each Time Warner   40    See ' -- Representatives and Directors.'
                            General Partner

                                     III-2

                                                                           PRINCIPAL OCCUPATIONS OR
           NAME               EXECUTIVE OFFICER OF     AGE           POSITIONS DURING THE PAST FIVE YEARS
--------------------------  ------------------------   ---   ----------------------------------------------------
Peter R. Haje.............  TWE and each Time Warner   63    See ' -- Representatives and Directors.'
                            General Partner
Timothy A. Boggs..........  TWE                        47    Senior Vice President of TWE and Time Warner since
                                                             November 19, 1992.
John A. LaBarca...........  TWE                        55    Senior Vice President and Controller of TWE and Time
                                                             Warner since May 15, 1997, having served TWE and
                                                             Time Warner as Vice President and Controller from
                                                             January 19, 1995 and as Vice President, Director of
                                                             Internal Audit from May 1, 1993. Prior to that he
                                                             was Senior Partner at Ernst & Young LLP.
Philip R. Lochner, Jr.....  TWE and each Time Warner   55    See ' -- Representatives and Directors.'
                            General
                            Partner

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

EXECUTIVE COMPENSATION SUMMARY TABLE

     The following table sets forth information concerning total compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of Time Warner who served in such capacities at Time Warner and TWE on December 31, 1997 (the 'named executive officers') for services rendered to Time Warner during each of the last three fiscal years in their capacities as executive officers.

                                     III-3

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                ANNUAL COMPENSATION              COMPENSATION(5)
                                                     -----------------------------------------   ---------------
                                                                                    OTHER          SECURITIES
             NAME AND PRINCIPAL                                                    ANNUAL          UNDERLYING         ALL OTHER
                  POSITION                    YEAR   SALARY(3)      BONUS      COMPENSATION(4)   OPTIONS AWARDED   COMPENSATION(6)
--------------------------------------------- ----   ----------   ----------   ---------------   ---------------   ---------------
Gerald M. Levin.............................. 1997   $1,050,000   $6,500,000      $ 198,554           350,000         $ 108,701
  Chairman of the Board and                   1996    1,050,000    4,000,000        209,624           350,000           109,773
  Chief Executive Officer                     1995    1,050,000    4,000,000        153,930           --                107,039
Richard D. Parsons........................... 1997   $  900,000   $2,750,000      $ 117,593           150,000         $ 106,299
  President (1)                               1996      900,000    2,000,000         98,627           300,000           104,019
                                              1995      825,000    2,000,000         92,000           300,000            77,628
Peter R. Haje................................ 1997   $  825,000   $1,200,000      $  64,939            45,000         $ 120,816
  Executive Vice President                    1996      825,000    1,000,000         56,500            45,000           119,105
  and General Counsel                         1995      675,000    1,000,000         56,500            40,000           114,102
Richard J. Bressler.......................... 1997   $  525,000   $1,200,000      $  53,338            50,000         $  53,175
  Executive Vice President and                1996      525,000      900,000         50,500           100,000            44,421
  Chief Financial Officer (2)                 1995      450,000      750,000         50,500           100,000            42,755
Philip R. Lochner, Jr. ...................... 1997   $  525,000   $  540,000      $  51,098            30,000         $  76,327
  Senior Vice President                       1996      525,000      450,000             --            30,000            70,045
                                              1995      525,000      450,000             --            30,000            58,651

------------

(1) Mr. Parsons became President on February 1, 1995. Prior to that, he served as a director of Time Warner and was not an employee of Time Warner. Mr. Parsons' 1995 stock options were awarded at the end of 1994 in connection with his anticipated employment by Time Warner.

(2) Mr. Bressler became Executive Vice President and Chief Financial Officer on January 15, 1998, having served as Senior Vice President and Chief Financial Officer since March 16, 1995 and Senior Vice President, Finance from January 2, 1995.

(3) Amounts shown in the table include credits to each named executive officer's deferred compensation account equal to one-third of the total shown under the 'salary' column for each of 1997, 1996 and 1995.

(4) In accordance with the rules of the Securities and Exchange Commission (the 'SEC'), amounts totalling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 1997 that represent more than 25% of the applicable executive's total Other Annual Compensation include financial services of $85,000 to Mr. Levin, $75,000 to Mr. Parsons, $35,000 to each of Messrs. Haje and Bressler and $22,844 to Mr. Lochner, transportation-related benefits (including an automobile allowance) of $109,068 to Mr. Levin and $41,080 to Mr. Parsons and automobile allowances of $24,000 to Mr. Haje and $18,000 to each of Messrs. Bressler and Lochner.

(5) None of the options indicated was awarded with tandem stock appreciation rights. None of such executive officers was awarded restricted stock during the relevant period and, as of December 31, 1997, only Mr. Parsons held any such shares. These shares were awarded in or prior to 1994 under the Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors in his capacity then as a non-employee director. The value of Mr. Parsons' 4,213 restricted shares based on the closing price of Time Warner Common Stock on the New York Stock Exchange Composite Listing on December 31, 1997 was $261,206. Mr. Parsons receives the dividends paid in cash on such shares.

(6) The amounts shown in this column for 1997 include the following:

        (a) Pursuant to the Time Warner Savings Plan (the 'Savings Plan'), a defined contribution plan available generally to employees of Time Warner, for the 1997 plan year, each executive named above, deferred a portion of his annual compensation and Time Warner contributed $2,000 for the first $3,000 so deferred by the executive ('Matching Contribution'). These Matching Contributions were invested under the Savings Plan in a Time Warner Common Stock fund. In addition, pursuant to a profit-sharing component of the Savings Plan, Time Warner may make annual contributions for the benefit of eligible employees of up to 12% of total eligible compensation; for 1997, Time Warner contributed 11%, including $17,600 for the account of each executive named above. Because the Internal Revenue Code of 1986, as amended (the 'Code'), limits the amount of eligible compensation under the Savings Plan ($160,000 for 1997) for any employee, Time Warner has adopted an unfunded, non-qualified, excess profit-sharing plan covering otherwise eligible compensation between $160,000 and $289,406 for 1997 (increased 5% per year thereafter, to a maximum of $350,000). Time Warner's accrual for this excess profit-sharing plan, $14,235 in 1997 for each named executive officer, is deemed to earn interest at a long-term applicable federal rate announced monthly by the Internal Revenue Service.

        (b) Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. Commencing in June 1997, group term life insurance coverage was reduced to $50,000 for each of the named executive officers, who are given an annual cash payment equal to the cost of replacing such reduced coverage under a voluntary group program available to employees generally. Such payments are included in the 'Other Annual Compensation' column. In addition, during 1997, Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. Time Warner also maintained split-dollar life insurance policies on the lives of the named executive officers and paid the following amounts allocated to the term portion of the split-dollar coverage for 1997: Mr. Levin, $14,684; Mr. Parsons, $4,101; Mr. Haje, $7,957; Mr. Bressler, $1,057; and Mr. Lochner, $3,492. The actuarial equivalent of the value of the premiums paid by Time Warner for 1997 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Levin, $74,616; Mr. Parsons, $72,214; Mr. Haje, $86,731; Mr. Bressler, $19,090; and Mr. Lochner, $42,242 . It is anticipated that Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see 'Employment Arrangements.'

                                     III-4

STOCK OPTION GRANTS DURING 1997

     The following table sets forth certain information with respect to employee options to purchase shares of Time Warner Common Stock ('options') awarded during 1997 to the named executive officers. All such options were nonqualified options. No stock appreciation rights ('SARs'), alone or in tandem with stock options, were awarded in 1997.

                          STOCK OPTION GRANTS IN 1997

                                                                     INDIVIDUAL GRANTS(1)
                                                   ---------------------------------------------------------
                                                                    PERCENT
                                                   NUMBER OF        OF TOTAL
                                                   SECURITIES       OPTIONS        EXERCISE
                                                   UNDERLYING      GRANTED TO       OR BASE
                                                    OPTIONS        EMPLOYEES         PRICE        EXPIRATION         GRANT DATE
                     NAME                           GRANTED         IN 1997         ($/SH)           DATE         PRESENT VALUE(2)
----------------------------------------------     ----------      ----------      ---------      ----------      -----------------
Gerald M. Levin...............................       175,000           2.1%         $ 47.19         5/14/07          $ 3,209,500
                                                      87,500           1.1            58.99         5/14/07            1,241,625
                                                      87,500           1.1            70.79         5/14/07              959,000
Richard D. Parsons............................        75,000            .9%         $ 47.19         5/14/07          $ 1,375,500
                                                      37,500            .5            58.99         5/14/07              532,125
                                                      37,500            .5            70.79         5/14/07              411,000
Peter R. Haje.................................        45,000            .5%         $ 47.19         5/14/07          $   825,300
Richard J. Bressler...........................        50,000            .6%         $ 47.19         5/14/07          $   917,000
Philip R. Lochner, Jr. .......................        30,000            .4%         $ 47.19         5/14/07          $   550,200

------------

(1) Options for executive officers are generally awarded pursuant to plans approved by Time Warner's stockholders and the terms are governed by the plans and the recipient's option agreement. The option exercise price is the fair market value of Time Warner Common Stock on the date of grant except for the awards to Messrs. Levin and Parsons of which one quarter of the total award has an exercise price 25% above the fair market value of Time Warner Common Stock on the date of grant and one quarter of which has an exercise price 50% above such fair market value. The options shown in the table become exercisable in installments of one-third on the first three anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. Payment of the exercise price of an option may be made in cash or, in whole or in part, in full shares of Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made with shares of Time Warner Common Stock.

(2) These amounts represent the estimated present value of stock options at the date of grant calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 21.4% based on a three-year period ending May 30, 1997; an expected term to exercise of eight years; a risk-free rate of return based on the interest rate of a U.S. Government zero-coupon bond in effect on the date of the award with an eight-year maturity (May 15, 1997 -- 6.74%); and a dividend yield of 1%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

OPTION EXERCISES AND VALUES IN 1997

     The following table sets forth as to each of the named executive officers information on option exercises during 1997 and the status of his options on December 31, 1997: (i) the number of shares of Time Warner Common Stock underlying options exercised during 1997; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 1997; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 1997.

                                     III-5

                     AGGREGATE OPTION EXERCISES DURING 1997
                                      AND
                       OPTION VALUES ON DECEMBER 31, 1997

                                         NUMBER OF                          NUMBER OF SHARES                  DOLLAR VALUE OF
                                           SHARES        DOLLAR          UNDERLYING UNEXERCISED          UNEXERCISED IN-THE-MONEY
                                         UNDERLYING       VALUE            OPTIONS ON 12/31/97             OPTIONS ON 12/31/97*
                                          OPTIONS       REALIZED      -----------------------------    -----------------------------
                 NAME                    EXERCISED     ON EXERCISE    EXERCISABLE    NONEXERCISABLE    EXERCISABLE    NONEXERCISABLE
--------------------------------------   ----------    -----------    -----------    --------------    -----------    --------------
Gerald M. Levin (1)...................     48,000      $ 1,688,640     2,554,268          583,332      $80,776,635      $5,623,025
Richard D. Parsons....................      --             --            400,000          350,000      $ 9,097,250      $3,596,125
Peter R. Haje.........................     28,620      $ 1,011,308       691,667           88,333      $28,308,658      $1,558,342
Richard J. Bressler (1)...............      --             --            214,137          149,999      $ 5,982,648      $2,808,812
Philip R. Lochner, Jr. ...............     40,000      $ 1,215,650       330,496           60,000      $ 8,564,300      $1,064,800

------------

* Calculated using the closing price of $62.00 per share on December 31, 1997 minus the option exercise price.

(1) The options exercised by Mr. Levin were awarded in 1987. Messrs. Levin and Bressler are the only executive officers listed above who have been awarded SARs in tandem with any of their stock options. 217,600 of Mr. Levin's options and 9,644 of Mr. Bressler's options held on December 31, 1997 were awarded with tandem SARs; they all were awarded on or prior to September 22, 1989 and are currently exercisable; and at December 31, 1997, they had a value of $6,795,760 and $304,380, respectively, but no separate value has been attributed to these SARs. These SARs are exercisable for Time Warner Common Stock or cash, subject to a $250,000 limit on the amount of cash that may be received upon their exercise.

     The option exercise price of all the options held by the named executive officers is the fair market value of Time Warner Common Stock on the date of grant except for half of the options awarded to Messrs. Levin and Parsons in 1996 and 1997 (see 'Stock Option Grants in 1997') and 500,000 of Mr. Levin's options awarded in 1993, half of which have an exercise price 25% above the fair market value of Time Warner Common Stock on the date of grant and the other half of which have an exercise price 50% above such fair market value. All options held by the named executive officers become immediately exercisable in full upon the occurrence of certain events, including the death or total disability of the option holder, certain change-of-control transactions and, in most cases, a termination of employment as a result of Time Warner's breach of the holder's employment agreement. All such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder's immediate family.

     The options held by executive officers remain exercisable for the full term of their employment agreements in the event their employment terminates as a result of Time Warner's breach. For some executive officers, some or all of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one year after death or total disability and five years after retirement. All options terminate immediately if the holder's employment is terminated for cause. The terms of the options shown in the chart are generally ten years, although 320,000 options held by Mr. Levin have a term of 15 years from the date of their award in 1989.

EMPLOYMENT ARRANGEMENTS

     Time Warner is, and during 1997 was, a party to employment agreements with the five named executive officers and certain directors or representatives of the Time Warner General Partners and TWE. These agreements have been filed with the SEC as exhibits to Time Warner's periodic filings. In addition, each such person participates in Time Warner's employee benefit plans available to its employees generally.

     Among other things, the agreements with Time Warner's executive officers typically provide for: a fixed term of employment in a specified executive post; annual salary; deferred compensation, generally equal to 50% of annual salary, which is invested and paid out as described below under 'Deferred Compensation'; an annual bonus in the discretion of the Compensation Committee of the Time Warner Board of Directors, all or a portion of which may be deferred at the election of the executive officer (Mr. Levin may also defer a portion of his salary); and life insurance benefits to be provided by split dollar policies, generally for the life of the executive and pursuant to which Time Warner recovers an amount equal to the net after-tax cost to Time Warner of the premiums on such policy or the cash surrender value thereof, as well as $50,000 of group term life insurance under an insurance program generally provided by Time Warner to its employees and a cash payment equal to

                                     III-6
the premium for the coverage that would have otherwise been provided under the general terms of such program.

     Generally, such agreements include a narrow definition of the 'cause' for which an executive's employment may be terminated and in that event, the executive will only receive earned and unpaid base salary and deferred compensation accrued through such date of termination.

     These agreements typically provide that in the event of Time Warner's material breach or termination of an executive's employment during the term of employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the base salary, average bonus and deferred compensation otherwise payable during the remaining portion of the executive's term of employment or (b) to remain an employee of Time Warner through the end of the term of employment and, without performing any services, receive the base salary, bonuses and deferred compensation payable as if there had been no breach or wrongful termination. Executives are not generally required to mitigate damages after such a termination, other than as necessary to prevent Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be 'contingent on a change' under the Code. In addition, these agreements typically provide that if an executive thereafter obtains other employment, the total cash salary and bonus received therefrom for services prior to the expiration of the executive's employment term (up to the amount of compensation paid to the executive by Time Warner for such period) must be paid over to Time Warner as received except that the executive officer may retain and not pay over to Time Warner an amount equal to the severance he would have received in accordance with Time Warner's personnel policies if he had been job eliminated.

     In addition, if Mr. Bressler's or Mr. Lochner's employment terminates as a result of Time Warner's material breach or termination without cause by Time Warner during or after the term of his employment agreement, such executive is entitled to a severance payment equal to the greater of the amount described in the preceding paragraph or the present value of three times the sum of his annual base salary, average bonus and deferred compensation. If his employment terminates under these circumstances, Mr. Parsons is entitled to a severance payment equal to the greater of the amount described in the preceding paragraph or the present value of the sum of one year's annual base salary, average bonus and deferred compensation.

     If an executive becomes disabled during the term of his employment agreement, the executive typically will receive full salary, bonus and deferred compensation for six months and 75% thereof through the end of the employment term or, in some cases, for three years, if longer. Deferred compensation will be maintained and paid after giving effect to the executive's base salary after disability. Any such payments will be reduced by amounts received from Worker's Compensation, Social Security and disability insurance policies maintained by Time Warner.

     If an executive dies during the term of an employment agreement, generally the executive's beneficiaries will receive the executive's earned and unpaid salary and deferred compensation to the last day of the month in which the death occurs and a pro rata portion of the executive's bonus for the year of his death.

     The minimum annual salaries and deferred compensation under these agreements for the named executive officers are as shown for 1997 in the Summary Compensation Table, except that the current annual salary and deferred compensation for Mr. Levin totals $1,500,000 and for Mr. Bressler totals $675,000. The expiration dates of these agreements and the amounts of the individual life insurance coverage for the lifetime of such persons are: Mr. Levin -- December 31, 2003 and $6 million; Mr. Parsons -- December 31, 1999 and $4 million; Mr. Haje -- December 31, 1999 (not including a two-year advisory period) and $4 million; Mr. Bressler -- December 31, 1999 and $4 million; and Mr. Lochner -- December 31, 1998 and $2 million. Mr. Levin's agreement allows him, effective no earlier than June 30, 2002 and with not less than six months' prior notice to Time Warner, to give up his executive positions and become an advisor to Time Warner for the remainder of his agreement term. In that case, his advisory compensation would be equal to his annual salary and deferred compensation.

                                     III-7

DEFERRED COMPENSATION

     Deferred compensation for executive officers is deposited into separate accounts maintained by Time Warner for each of such officers in a grantor trust established by Time Warner. Time Warner appoints an investment advisor for each such account subject to approval by the relevant executive. Funds are invested in securities as directed by the investment advisor, with the assumed after-tax effect upon Time Warner of gains, losses and income, and distributions thereof, and of interest expenses and brokerage commissions and other direct expenses attributed thereto, being credited or charged to the account. Payments are generally made to the officer from the account in installments to liquidate the account over a period of five to ten years commencing on the date employment terminates under the employment agreement, or at such other times as the officer might have elected. Such payments include an amount equal to the assumed tax benefit to Time Warner of the compensation deduction available for tax purposes for the portion of the account represented by the net appreciation in such account, even though Time Warner might not actually receive such tax benefit.

     Amounts paid by Time Warner to the deferred compensation accounts of the named executive officers for 1997 and the portion, if any, of the 1997 annual bonus elected to be deferred by any such officer are included in the amounts shown in the Summary Compensation Table above.

TIME WARNER EMPLOYEES' PENSION PLAN

     The Time Warner Employees' Pension Plan, as amended (the 'Pension Plan'), provides benefits to eligible employees, including officers, of Time Warner and certain of its subsidiaries. Directors who are not also employees of Time Warner are not eligible to participate in the Pension Plan.

     A participant accrues benefits under the Pension Plan on the basis of 1 2/3% of the average annual compensation (defined as the highest average annual compensation for any five consecutive full or partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) for each year of service up to 30 years and 1/2% for each year of service over 30. Compensation for purposes of calculating average annual compensation under the Pension Plan is limited to $200,000 per year for 1988 through 1993 and $150,000 per year for 1994 and thereafter (each subject to adjustments provided in the Code). Eligible employees become vested in all benefits under the Pension Plan on the earlier of five years of service or certain other events.

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

     Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Pension Plan. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended ('ERISA'), Time Warner has adopted the Time Warner Excess Benefit Pension Plan (the 'Excess Plan'), which provides for payments by Time Warner of certain amounts which employees of Time Warner would have received under the Pension Plan if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter, to a maximum of $350,000) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000

                                     III-8
limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 and thereafter.

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

                                                               ESTIMATED ANNUAL PENSION FOR
HIGHEST CONSECUTIVE                                             YEARS OF CREDITED SERVICE
FIVE YEAR AVERAGE                          --------------------------------------------------------------------
COMPENSATION                                  10          15          20          25          30          35
---------------------                      --------    --------    --------    --------    --------    --------
$100,000................................   $ 16,667    $ 25,000    $ 33,334    $ 41,668    $ 50,000    $ 52,500
 200,000................................     33,334      50,000      66,668      83,335     100,000     105,000
 400,000................................     66,668     100,000     133,336     166,670     200,000     210,000
 600,000................................    100,000     150,000     200,000     250,000     300,000     315,000
 800,000................................    133,336     200,000     266,672     333,340     400,000     420,000

     The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plan and the Excess Plan for each of Messrs. Levin, Parsons, Haje, Bressler and Lochner is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plan and the Excess Plan are based on the highest average annual compensation for any five consecutive full or partial years of employment (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin and Mr. Lochner (and employees who participated in the Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. The estimated annual benefits payable under the Pension Plan and the Excess Plan, as of February 1, 1998, would be based on average compensation of $729,248 for Mr. Levin; $275,840 for Mr. Parsons; $262,674 for Mr. Haje; $262,674 for Mr. Bressler; and $279,610 for Mr. Lochner, with 25.8, 3.0, 7.4, 9.2 and 18.2 years of credited service, respectively. In addition, pursuant to their employment agreements, Messrs. Parsons and Lochner will be entitled to receive supplemental payments from Time Warner that will achieve a total retirement benefit equal to what each of them would have received if he had 5.0 and 1.3 additional years of credited service under the Pension Plan, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP BY PARTNERS OF TWE

     The table below sets forth, as of March 15, 1998, the pro rata priority capital and residual equity interests of each Time Warner General Partner and each Limited Partner in TWE. Subsidiaries of Time Warner and the Time Warner General Partners collectively own 74.49% of the pro rata priority capital and residual equity partnership interests and certain priority capital interests senior and junior to the pro rata priority capital interests. TW/TAE, Inc., Time Warner Companies, Inc. and each Time Warner General Partner is a direct or indirect wholly owned subsidiary of Time Warner. U S WEST Multimedia Communications, Inc. is a wholly owned subsidiary of US West.

                                     III-9

                                                                                       RESIDUAL
                                                                                        EQUITY
                            TIME WARNER GENERAL PARTNERS                               INTEREST
------------------------------------------------------------------------------------   --------
American Television and Communications Corporation..................................     25.77%
Warner Communications Inc...........................................................     37.50%

                                  LIMITED PARTNERS
------------------------------------------------------------------------------------
U S WEST Multimedia Communications, Inc.............................................     25.51%
Time Warner Companies, Inc..........................................................      5.61%
TW/TAE, Inc.........................................................................      5.61%
                                                                                       --------
                                                                                        100.00%
                                                                                       --------
                                                                                       --------

     The address of the principal executive offices of each of the companies listed above is as follows: Time Warner Companies, Inc., TW/TAE, Inc. and Warner Communications Inc.: 75 Rockefeller Plaza, New York, New York 10019; American Television and Communications Corporation: 290 Harbor Drive, Stamford, Connecticut 06902; and U S WEST Multimedia Communications, Inc.: 9785 Maroon Circle, Suite 400, Englewood, CO 80112.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is the name, address and stock ownership of each person or group of persons known by TWE to own beneficially securities of Time Warner having more than 5% of the voting power of Time Warner's voting securities and, unless otherwise indicated, is based on information provided to Time Warner as of February 1, 1998 by the beneficial owner. Subsidiaries of Time Warner collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE.

                                                                               SHARES OF
                                                                                 STOCK                     PERCENT OF
NAME AND ADDRESS                                                               BENEFICIALLY  PERCENT OF      VOTING
OF BENEFICIAL OWNER                                                              OWNED        CLASS(1)      POWER(2)
----------------------------------------------------------------------------   ----------    ----------    ----------
TIME WARNER COMMON STOCK (3)
The Capital Group Companies, Inc. (4) ......................................   55,672,790        10.6%          8.7%
  333 South Hope Street
  Los Angeles, CA 90071
FMR Corp. (5) ..............................................................   36,327,065         6.9           5.4
  82 Devonshire Street
  Boston, MA 02109
R.E. Turner (6) ............................................................   60,147,310        11.7          10.3
  c/o Turner Broadcasting System, Inc.
  One CNN Center
  Atlanta, GA 30303
TIME WARNER SERIES LMCN-V STOCK
Tele-Communications, Inc. (7) ..............................................   57,061,942       100.0         *
  5619 DTC Parkway
  Englewood, CO 80111

------------

* Less than 1%.

 (1) Under certain circumstances, each share of Series LMCN-V Common Stock is convertible into one share of Time Warner Common Stock; such circumstances are not currently present.

 (2) Each share of Series LMCN-V Common Stock currently has 1/100 of a vote on certain limited matters.

 (3) The Seagram Company Ltd. has filed with the SEC Amendment No. 10, dated February 9, 1998, to its statement on Schedule 13D to report that as a result of the sale of 15 million shares of its beneficially owned Time Warner Common Stock on February 5, 1998, it is no longer a beneficial owner of more than 5% of Time Warner Common Stock.

 (4) Beneficial ownership is as of December 31, 1997. The Capital Group Companies, Inc., a holding company, has filed with the SEC Amendment No. 11, dated February 10, 1998, to its statement on Schedule 13G to the effect that (a) it (directly or indirectly) has sole

                                              (footnotes continued on next page)

                                     III-10

(footnotes continued from previous page) dispositive power over all these shares, (b) it has sole voting power over 7,006,810 of these shares, (c) these shares are held principally by Capital Research and Management Company, an investment adviser, (d) the shares of Time Warner Common Stock reported as beneficially owned include 1,388,090 shares of Time Warner Common Stock issuable upon conversion of $178,900,000 principal amount of Time Warner's Liquid Yield OptionTM Notes ('LYONs') due 2013 and 3,158,500 shares of Time Warner Common Stock reported as issuable upon the conversion of 3,822,000 shares of 7.00% automatic common exchange securities due 2000 of Houston Industries Incorporated (the 'Houston ACEs') (these shares have been excluded from the calculation of voting power), (e) all of the reported shares are held for the benefit of its clients and (f) it and each of its subsidiary investment management companies acts separately in exercising investment discretion over its managed accounts.

 (5) Beneficial ownership is as of December 31, 1997. FMR Corp., a holding company, has filed with the SEC a statement on Schedule 13G dated February 14, 1998 to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has sole voting power over 1,702,010 of these shares and no shared voting power, (c) these shares are held principally by Fidelity Management & Research Company, an investment adviser, (d) the shares of Time Warner Common Stock reported as beneficially owned include 3,248,647 shares of Time Warner Common Stock issuable upon conversion of $418,694,000 principal amount of Time Warner's LYONs and 1,249,100 shares of Time Warner Common Stock reported as issuable upon the conversion of 1,249,100 shares of Houston ACEs (these shares have been excluded from the calculation of voting power), (e) these shares are, for the most part, held by investment companies and institutional accounts managed by subsidiaries of FMR Corp. and (f) the family of Edward C. Johnson 3d, including Mr. Johnson, the Chairman of FMR Corp., and his daughter Abigail Johnson, a director, and trusts for the family members' benefit may be deemed to form a controlling group with respect to FMR Corp.

 (6) Includes (a) 839,942 shares of Time Warner Common Stock owned by a corporation wholly owned by Mr. Turner, (b) 1,416,690 shares of Time Warner Common Stock held by a trust over which Mr. Turner has sole voting and dispositive control, (c) 3,564,448 shares of Time Warner Common Stock held by a limited partnership of which Mr. Turner is the sole general partner,
     (d) 2,000,000 shares of Time Warner Common Stock that, on May 12, 2000, Mr. Turner has the right to put to a broker at $39.63 per share and the broker has a right to call from Mr. Turner at $60.10 per share (which call Mr. Turner may settle in cash), (e) 386,000 shares of Time Warner Common Stock owned by Mr. Turner's wife and (f) 2,500,000 shares of Time Warner Common Stock held by the Turner Foundation, Inc., of which Mr. Turner is one of six trustees; and excludes 433,335 shares of Time Warner Common Stock subject to options to purchase Time Warner Common Stock issued by Time Warner which, on February 1, 1998, were unexercised but were exercisable within 60 days from that date (but such shares are included in the percent-of-class calculation but not voting power). Mr. Turner disclaims beneficial ownership of shares held by his spouse and the Turner Foundation, Inc.

 (7) Consists of shares controlled by Tele-Communications, Inc. through its direct and indirect subsidiaries; excludes 279,533 shares of Time Warner Common Stock held by TCI TKR of Southern Kentucky, Inc. as to which Tele-Communications, Inc. disclaims beneficial ownership.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of February 1, 1998 for each current representative of TWE and each current member of the board of directors of one or more of the Time Warner General Partners, the five most highly compensated executive officers of TWE and the Time Warner General Partners in 1997 and for all current representatives, directors and executive officers of TWE and the Time Warner General Partners as a group, information concerning the beneficial ownership of Time Warner Common Stock.

                                                                       COMMON STOCK BENEFICIALLY OWNED(1)
                                                                 ----------------------------------------------
                                                                  NUMBER OF            OPTION          PERCENT
                             NAME                                   SHARES           SHARES(2)         OF CLASS
--------------------------------------------------------------   ------------      --------------      --------
Richard J. Bressler (5).......................................         5,587              280,803        *
Peter R. Haje (5).............................................         9,960              720,000        *
Gerald M. Levin (3)(5)........................................       434,085            2,670,935        *
Philip R. Lochner, Jr. (4)(5).................................        62,913              350,496        *
Richard D. Parsons (5)........................................        11,278              500,000        *
Charles M. Lillis.............................................            --                   --        *
Pearre Williams...............................................            --                   --        *
All current representatives, directors and executive officers
  (9 persons) as a group (3)-(5)..............................       530,845            4,712,043        1.0%

------------

 * Represents beneficial ownership of less than one percent of issued and outstanding stock on February 1, 1998.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC. Unless otherwise indicated, beneficial ownership includes both sole voting and sole investment power. This table does not include any Time Warner Common Stock which may be held by the Time Warner General Partners or other Time Warner subsidiaries or pension and profit-sharing

                                              (footnotes continued on next page)

                                     III-11

(footnotes continued from previous page) plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers may serve as directors or trustees. As of February 1, 1998, the only equity securities of Time Warner beneficially owned by the named persons or group were shares of Time Warner Common Stock and options to purchase Time Warner Common Stock.

(2) Reflects shares of Time Warner Common Stock subject to options to purchase Time Warner Common Stock issued by Time Warner which, on February 1, 1998, were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed 'Number of Shares.'

(3) Includes 15,000 shares of Time Warner Common Stock held by Mr. Levin's wife, as to which Mr. Levin disclaims any beneficial ownership.

(4) Includes 400 shares of Time Warner Common Stock held by Mr. Lochner's wife, as to which Mr. Lochner disclaims any beneficial ownership.

(5) Includes an aggregate of approximately 36,615 shares of Time Warner Common Stock held by a trust under an employee stock plan of Time Warner and its subsidiaries for the benefit of current representatives, directors and executive officers (including 4,452 shares for Mr. Bressler, 3,472 shares for Mr. Haje, 10,964 shares for Mr. Levin, 11,390 shares for Mr. Lochner and 115 shares for Mr. Parsons).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CORPORATE SERVICES

     Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the TWE Capitalization. As compensation and reimbursement for the cost of providing such services and facilities, TWE paid Time Warner fees in the amount of $70 million, $69 million and $64 million in 1997, 1996 and 1995, respectively. The corporate support services agreement expired on June 30, 1997, but is expected to be renewed on substantially similar terms.

US WEST ADVISORY FEE

     In consideration of US West's making available to TWE its expertise in the areas of telecommunications, telephony and information technology and participating in the management and upgrade of the cable systems comprising the Full Service Network business and to reimburse US West for providing to TWE certain services and overhead costs related to US West's participation on the Management Committee, TWE has paid or will pay to US West fees aggregating $130 million payable over the five years following the closing of the US West Transaction on September 15, 1993.

OPTION REIMBURSEMENT

     Upon the exercise of options to purchase securities of Time Warner by any officer or other employee of TWE or of any 'strategic venture' of TWE, including, without limitation, TWE Japan, or of Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or any such 'strategic venture,' TWE or such 'strategic venture' must reimburse Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement amount is hereinafter called a 'Stock Option Distribution'). At December 31, 1997, TWE had accrued $417 million of Stock Option Distributions payable to Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $15 million for each one dollar increase (decrease) in the closing price of Time Warner Common Stock. See Notes 8 and 9 to the TWE consolidated financial statements, which are presented herein at pages F-28 and F-31, respectively.

                                     III-12

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

OTHER ARRANGEMENTS AND TRANSACTIONS

     The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm's-length basis. For additional information regarding such arrangements, see Note 13 to TWE's consolidated financial statements included herein at pages F-38 and F-39 and Note 14 to the TWE General Partners' consolidated financial statements included herein at page F-77.

     For information with respect to WCl's payment of a special dividend to Time Warner and the establishment of a revolving credit agreement, see Note 5 to the TWE General Partners' consolidated financial statements at page F-71 herein.

                                     III-13

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)-(2) Financial Statements and Schedules:

          The list of consolidated financial statments and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

          (b) Reports on Form 8-K:

          No Current Report on Form 8-K was filed by TWE during the quarter ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH OF THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, ON MARCH 27, 1998.

                               TIME WARNER ENTERTAINMENT COMPANY, L.P.
                               By: Warner Communications Inc.,
                               as General Partner

                               By:            /S/ RICHARD J. BRESSLER
                                    ............................................
                                  NAME: RICHARD J. BRESSLER
                                  TITLE: SENIOR VICE PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER

                               AMERICAN TELEVISION AND COMMUNICATIONS
                               CORPORATION ('ATC')
                               WARNER COMMUNICATIONS INC. ('WCI')

                               By:          /S/ RICHARD J. BRESSLER
                                    ............................................
                                  NAME: RICHARD J. BRESSLER
                                  TITLE: SENIOR VICE PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
           /S/ GERALD M. LEVIN              Director of ATC and WCI and Chairman of the       March 27, 1998
 .........................................    Board and Chief Executive Officer of each
            (GERALD M. LEVIN)                 Registrant (Principal Executive Officer)

         /S/ RICHARD J. BRESSLER            Director and Senior Vice President of ATC and     March 27, 1998
 .........................................    WCI, Executive Vice President of TWE and
          (RICHARD J. BRESSLER)               Chief Financial Officer of each Registrant
                                              (Principal Financial Officer)

           /S/ JOHN A. LABARCA              Vice President of ATC and WCI, Senior Vice        March 27, 1998
 .........................................    President of TWE and Controller of each
            (JOHN A. LABARCA)                 Registrant (Principal Accounting Officer)

           /S/ PETER R. HAJE                Director of ATC and WCI                           March 27, 1998
 .........................................
             (PETER R. HAJE)

         /S/ RICHARD D. PARSONS             Director of ATC and WCI                           March 27, 1998
 .........................................
           (RICHARD D. PARSONS)

        TIME WARNER ENTERTAINMENT COMPANY L.P. AND TWE GENERAL PARTNERS
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                   ----------------
                                                                                                             TWE
                                                                                                           GENERAL
                                                                                                   TWE     PARTNERS
                                                                                                   ----    --------

Management's Discussion and Analysis of Results of Operations and Financial Condition...........    F-2      F-45
Consolidated Financial Statements:
     Balance Sheets.............................................................................   F-13      F-50
     Statements of Operations...................................................................   F-14      F-52
     Statements of Cash Flows...................................................................   F-15      F-55
     Statements of Partnership Capital and Shareholders' Equity.................................   F-16      F-58
     Notes to Consolidated Financial Statements.................................................   F-17      F-60
Report of Independent Auditors..................................................................   F-41      F-79
Selected Financial Information..................................................................   F-42      F-80
Quarterly Financial Information.................................................................   F-43
Financial Statement Schedule II-Valuation and Qualifying Accounts...............................   F-44      F-81

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

OVERVIEW

     TWE had a strong financial performance in 1997, as measured by the operating performance of its businesses and the improved strength of its financial condition, as more fully discussed herein. This performance was driven by solid business fundamentals at its businesses and a disciplined financial focus on cost management and controlling capital spending.

USE OF EBITA

     During 1997, management concluded that the most appropriate measure for evaluating the operating performance of TWE's business segments is operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992. The exclusion of noncash amortization charges is also consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, are generally increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     TWE completed a number of transactions in 1995 that have affected the comparability of its operating results for such year. These 1995 transactions include the formation of the TWE-Advance/Newhouse Partnership ('TWE-A/N'), the consolidation of Paragon Communications ('Paragon'), the refinancing of its bank debt, the reacquisition of the Time Warner Service Partnership Assets and certain asset sales, including the initial sale of 51% of TWE's interest in Six Flags Entertainment Corporation ('Six Flags'), all of which are more fully discussed herein. Such transactions are collectively referred to herein as the '1995 Transactions.'

     In order to enhance comparability, the following discussion of results of operations for TWE is supplemented, where appropriate, by pro forma financial information that gives effect to the 1995 Transactions as if such transactions had occurred at the beginning of 1995. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1995, nor are they necessarily indicative of future operating results.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

RESULTS OF OPERATIONS

1997 VS. 1996

     EBITA and operating income for TWE in 1997 and 1996 are as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                               EBITA           OPERATING INCOME
                                                                         -----------------     -----------------
                                                                          1997       1996       1997       1996
                                                                         ------     ------     ------     ------
                                                                                       (MILLIONS)
Filmed Entertainment-Warner Bros......................................   $  387     $  367     $  264     $  242
Broadcasting-The WB Network...........................................      (88)       (98)       (88)       (98)
Cable Networks-HBO....................................................      391        328        391        328
Cable(1)..............................................................    1,184        917        877        606
                                                                         ------     ------     ------     ------
Total.................................................................   $1,874     $1,514     $1,444     $1,078
                                                                         ------     ------     ------     ------
                                                                         ------     ------     ------     ------

------------

(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

     TWE had revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997, compared to revenues of $10.852 billion and net income of $210 million for the year ended December 31, 1996.

     As discussed more fully below, TWE's net income increased significantly in 1997 as compared to 1996 due to an overall increase in EBITA and operating income generated by its business segments, including approximately $200 million of net gains recognized in 1997 related to the sale or exchange of certain cable television systems, and the recognition of an approximate $250 million gain in 1997 related to the sale of TWE's interest in E! Entertainment Television, Inc. These increases were offset in part by the recognition of a $23 million extraordinary loss on the retirement of debt in 1997 and an increase in minority interest expense related to TWE-A/N.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $85 million in the year ended December 31, 1997, and $70 million in the year ended December 31, 1996, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $5.462 billion, compared to $5.639 billion in 1996. EBITA increased to $387 million from $367 million. Operating income increased to $264 million from $242 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in worldwide television distribution revenues. EBITA and operating income increased principally as a result of high-margin sales of library product that contributed to the strong performance of worldwide television distribution operations, cost savings and certain one-time gains, offset in part by higher depreciation principally relating to the expansion of theme parks and consumer products operations.

     Broadcasting-The WB Network. Revenues increased to $136 million, compared to $87 million in 1996. EBITA and operating losses improved to a loss of $88 million from a loss of $98 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation and the addition of a fourth night of primetime programming in January 1998, losses are expected to continue.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Cable Networks-HBO. Revenues increased to $1.923 billion, compared to $1.763 billion in 1996. EBITA and operating income increased to $391 million from $328 million. Revenues benefited primarily from an increase in subscriptions to 33.6 million from 32.4 million at the end of 1996. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings.

     Cable. Revenues increased to $4.243 billion, compared to $3.851 billion in 1996. EBITA increased to $1.184 billion from $917 million. Operating income increased to $877 million from $606 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the Federal Communications Commission (the 'FCC') and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as net gains of approximately $200 million recognized in 1997 in connection with the sale or exchange of certain cable systems. The increases in EBITA and operating income were partially offset by higher depreciation relating to capital spending.

     As of December 31, 1997, including the wholly owned cable operations of Time Warner, there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.3 million subscribers at the end of 1996.

     Interest and Other, Net. Interest and other, net, decreased to $345 million, compared to $522 million in 1996. Interest expense increased to $490 million, compared to $475 million in 1996. There was other income, net, of $145 million in 1997, compared to other expense, net, of $47 million in 1996, principally due to higher gains on asset sales, including an approximate $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in 1997. This income was offset in part by higher losses from reductions in the carrying value of certain investments and the dividend requirements on preferred stock of a subsidiary issued in February 1997.

1996 VS. 1995

     EBITA and operating income for TWE in 1996 and 1995 are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                                    OPERATING
                                                                                 EBITA               INCOME
                                                                           -----------------     ---------------
                                                                            1996       1995       1996      1995
                                                                           ------     ------     ------     ----
                                                                                        (MILLIONS)

Filmed Entertainment-Warner Bros........................................   $  367     $  352     $  242     $228
Six Flags Theme Parks(1)................................................       --         40         --       29
Broadcasting-The WB Network.............................................      (98)       (66)       (98)     (66)
Cable Networks-HBO......................................................      328        275        328      274
Cable...................................................................      917        803        606      495
                                                                           ------     ------     ------     ----
Total...................................................................   $1,514     $1,404     $1,078     $960
                                                                           ------     ------     ------     ----
                                                                           ------     ------     ------     ----

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

     On a pro forma basis, giving effect to the 1995 Transactions as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, depreciation expense of $635 million, EBITA of $1.396 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million. No pro forma financial

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

information has been presented for TWE for the year ended December 31, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

     As discussed more fully below, TWE's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in EBITA and operating income generated by its business segments, interest savings due to lower floating interest rates and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to TWE-A/N. On a historical basis, such underlying operating trends were enhanced by favorable comparisons as 1996 more fully benefited from the interest savings on lower average debt levels.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $70 million in the year ended December 31, 1996, and $86 million in the year ended December 31, 1995, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $5.639 billion, compared to $5.069 billion in 1995. EBITA increased to $367 million from $352 million. Operating income increased to $242 million from $228 million. Revenues benefited from increases in worldwide home video, television distribution and consumer products operations, offset in part by lower international theatrical revenues. EBITA and operating income benefited principally from the revenue gains, offset in large part by a $51 million increase in depreciation principally related to the 1996 summer opening of an international theme park in Germany.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. In February 1998, TWE entered into an agreement to sell its remaining 49% interest. See Note 2 to the accompanying consolidated financial statements.

     Broadcasting-The WB Network. The WB Network recorded EBITA and operating losses of $98 million on $87 million of revenues in 1996, compared to EBITA and operating losses of $66 million on $33 million of revenues in 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.763 billion in 1996, compared to $1.593 billion in 1995. EBITA increased to $328 million from $275 million. Operating income increased to $328 million from $274 million. Revenues benefited primarily from a significant increase in subscriptions to 32.4 million from 29.7 million at the end of 1995. EBITA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.851 billion in 1996, compared to $3.005 billion in 1995. EBITA increased to $917 million from $803 million. Operating income increased to $606 million from $495 million. The 1996 Cable operating results increased as a result of the full year effect from the formation of TWE-A/N effective as of April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995.

     On a pro forma basis, TWE's Cable division had 1995 revenues of $3.368 billion, EBITA of $837 million and operating income of $528 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and increases in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of revenue gains, offset in part by higher depreciation relating to increased capital spending.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     As of December 31, 1996, including the wholly owned cable operations of Time Warner, there were 12.3 million subscribers under the management of TWE's Cable division, as compared to 10.4 million subscribers at the end of 1995.

     Interest and Other, Net. Interest and other, net, decreased to $522 million in 1996, compared to $580 million in 1995. Interest expense decreased to $475 million, compared to $571 million in 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $47 million in 1996 compared to other expense, net, of $9 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, and lower aggregate gains on the sale of certain assets. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected during 1996.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1997

1997 FINANCIAL CONDITION

     At December 31, 1997, TWE had $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital, compared to $5.7 billion of debt, $216 million of cash and equivalents (net debt of $5.5 billion), $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996.

DEBT REFINANCINGS

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a new, five-year revolving credit facility (the '1997 Credit Agreement') and terminated their previously existing bank credit facility (the 'Old Credit Agreement'). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. See Note 5 to the accompanying consolidated financial statements for a summary of the principal terms of the 1997 Credit Agreement.

CREDIT STATISTICS

     The combination of EBITA growth and controlled capital spending has resulted in improvements in TWE's financial condition and overall financial flexibility, as reflected in its strengthening financial ratios. These ratios, consisting of commonly used financial measures such as leverage and coverage ratios, are used by credit rating agencies and other credit analysts to measure the ability of a company to repay debt (leverage) and to pay interest (coverage). The leverage ratio represents the ratio of total debt, less cash to total business segment operating income before depreciation and amortization, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios, on a historical basis for 1997 and 1996 and on a pro forma basis for 1995 are as set forth below:

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

                                                                                        HISTORICAL
                                                                                       -------------     PRO FORMA
                                                                                       1997     1996      1995(a)
                                                                                       ----     ----     ---------

Leverage ratio......................................................................   2.1x     2.4x        3.0x
Interest coverage ratio(b)..........................................................   5.4x     4.7x        3.7x

------------

 (a) Pro forma ratios for 1995 give effect to the 1995 Transactions as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

 (b)  Includes dividends related to the preferred stock of a subsidiary.

     TWE's leverage and coverage ratios for 1998 are expected to be negatively affected by TWE-A/N's assumption of approximately $1 billion of debt in connection with the TWE-A/N Transfers (as described more fully hereinafter). Nevertheless, management believes that TWE's operating cash flow will continue to be sufficient to service its debt requirements.

CASH FLOWS

     In 1997, TWE's cash provided by operations amounted to $1.834 billion and reflected $1.874 billion of EBITA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $940 million of noncash depreciation expense and $300 million from the securitization of backlog, less $493 million of interest payments, $95 million of income taxes, $72 million of corporate expenses and $620 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.912 billion in 1996 reflected $1.514 billion of business segment EBITA, $799 million of noncash depreciation expense and $255 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $513 million of interest payments, $74 million of income taxes and $69 million of corporate expenses.

     Cash used by investing activities was $1.252 billion in 1997, compared to $1.253 billion in 1996, principally as a result of lower capital expenditures, offset by a decrease in investment proceeds. Capital expenditures were $1.565 billion in 1997, and $1.719 billion in 1996.

     Cash used by financing activities was $476 million in 1997, compared to $652 million in 1996, principally as a result of an increase in debt used to fund cash distributions to Time Warner and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by a $706 million increase in distributions paid to Time Warner and the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.401 billion in 1997, compared to $1.348 billion in 1996. Capital spending includes over $100 million in each year relating to Primestar, which is expected to be eliminated in 1998 upon the consummation of the Primestar Transactions (as described more fully hereinafter). Capital spending by TWE's Cable division for 1998 is budgeted to be approximately $1.4 billion and is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As discussed more fully below, management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access, telephony and other services.

CABLE FINANCING STRATEGY

     Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce both existing debt and its share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and TWE-A/N have recently announced or consummated certain transactions, primarily consisting of (i) a series of transactions with TCI Communications, Inc. ('TCI'), a subsidiary of Tele-Communications, Inc., to establish two, new strategic joint ventures, expand an existing joint venture and exchange certain cable television systems (collectively, the 'TCI Cable Transactions'), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to a separate entity, as well as certain related transactions and
(iii) the transfer by a wholly owned subsidiary of Time Warner of cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the 'TWE-A/N Transfers'). Each of these transactions is discussed more fully below.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Primestar Transactions

     In June 1997, TWE and the Advance/Newhouse Partnership ('Advance/Newhouse') entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar' and collectively, the 'Primestar Assets') to a new holding company ('Newco') that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ('TSAT'). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $260 million of debt reduction, as well as eliminate its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco. This transaction is referred to herein as the 'Primestar Roll-up Transaction.'

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ('ASkyB'), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the 'Primestar ASkyB Transaction' and, when taken together with the Primestar Roll-up Transaction, the 'Primestar Transactions'). In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, will reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar Transactions are not conditioned on each other and are expected to close independently. The Primestar Roll-up Transaction is expected to close on or about April 1, 1998. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC. There can be no assurance that such approvals will be obtained.

TWE-A/N Transfers

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions. The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon, a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The TWE-A/N Transfers increased the under-leveraged capitalization of TWE-A/N and consequently, TWE. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE exchanged substantially all of its beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers. TWE, in turn, transferred such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This resulted in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, TWE will deconsolidate Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998.

SIX FLAGS

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier.

OFF-BALANCE SHEET ASSETS

     As discussed below, TWE believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating TWE's financial condition and prospects for future results of operations, including its ability to meet its capital and liquidity needs.

Intangible Assets

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant amount of internally generated intangible assets whose value is not fully reflected in the consolidated balance sheet. Such intangible assets extend across TWE's principal business interests, but are best exemplified by its interest in Warner Bros.' and HBO's copyrighted film and television product libraries, and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because TWE owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and the potential exploitation of the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.126 billion at December 31, 1997, compared to $1.502 billion at December 31, 1996

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

(including amounts relating to TWE's cable television networks of $238 million and $189 million, respectively, and to Time Warner's cable television networks of $481 million in 1997 and $274 million in 1996).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. In order to accelerate the receipt of cash under these licensing contracts, TWE established a $600 million securitization facility in 1997 and received approximately $300 million of net proceeds thereunder. The remaining portion of backlog for which cash advances have not already been received continues to have significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1997, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates. Of Time Warner's $368 million net sale contract position, none of the foreign exchange purchase contracts and $105 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $102 million of foreign currencies at December 31, 1996.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1997 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1997 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

Asian Financial Markets

     During 1997, the Asian financial markets experienced significant instability. Because less than 5% of TWE's revenues are derived from the sale of products and services in Asia, management does not believe that the state of the Asian financial markets poses a material risk to TWE's operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

YEAR 2000 TECHNOLOGY PREPAREDNESS

     TWE is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using '00' as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in TWE's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to TWE as a whole. This process includes an assessment of year 2000 risks on an ongoing basis and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software. Management has already begun implementing certain of these measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact on TWE's financial position, results of operations or cash flows in future periods. However, if TWE, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                                  1997         1996
                                                                                                 -------      -------

ASSETS
Current assets
Cash and equivalents..........................................................................   $   322      $   216
Receivables, including $385 and $383 million due from Time Warner,
  less allowances of $424 and $373 million....................................................     1,914        1,637
Inventories...................................................................................     1,204        1,134
Prepaid expenses..............................................................................       182          159
                                                                                                 -------      -------
Total current assets..........................................................................     3,622        3,146

Noncurrent inventories........................................................................     2,254        2,263
Loan receivable from Time Warner..............................................................       400          400
Investments...................................................................................       315          351
Property, plant and equipment, net............................................................     6,557        5,999
Cable television franchises...................................................................     3,063        3,054
Goodwill......................................................................................     3,859        3,996
Other assets..................................................................................       661          764
                                                                                                 -------      -------
Total assets..................................................................................   $20,731      $19,973
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable..............................................................................   $ 1,123      $   935
Participations and programming costs payable..................................................     1,176        1,393
Debt due within one year......................................................................         8            7
Other current liabilities, including $184 and $82 million due to Time Warner..................     1,667        1,740
                                                                                                 -------      -------
Total current liabilities.....................................................................     3,974        4,075

Long-term debt................................................................................     5,990        5,676
Other long-term liabilities, including $477 and $138 million due to Time Warner...............     1,873        1,085
Minority interests............................................................................     1,210        1,020
Preferred stock of subsidiary holding solely a mortgage note of its parent....................       233           --
Time Warner General Partners' Senior Capital..................................................     1,118        1,543

Partners' capital
Contributed capital...........................................................................     7,537        7,537
Undistributed partnership earnings (deficit)..................................................    (1,204)        (963)
                                                                                                 -------      -------
Total partners' capital.......................................................................     6,333        6,574
                                                                                                 -------      -------
Total liabilities and partners' capital.......................................................   $20,731      $19,973
                                                                                                 -------      -------
                                                                                                 -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1997         1996         1995
                                                                                       -------      -------      ------

Revenues (a)........................................................................   $11,318      $10,852      $9,517
                                                                                       -------      -------      ------

Cost of revenues (a)(b).............................................................     7,406        7,441       6,597
Selling, general and administrative (a)(b)..........................................     2,468        2,333       1,960
                                                                                       -------      -------      ------

Operating expenses..................................................................     9,874        9,774       8,557
                                                                                       -------      -------      ------

Business segment operating income...................................................     1,444        1,078         960
Interest and other, net (a).........................................................      (345)        (522)       (580)
Minority interest...................................................................      (305)        (207)       (133)
Corporate services (a)..............................................................       (72)         (69)        (64)
                                                                                       -------      -------      ------

Income before income taxes..........................................................       722          280         183
Income taxes........................................................................       (85)         (70)        (86)
                                                                                       -------      -------      ------

Income before extraordinary item....................................................       637          210          97
Extraordinary loss on retirement of debt............................................       (23)          --         (24)
                                                                                       -------      -------      ------

Net income..........................................................................   $   614      $   210      $   73
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1997, 1996 and 1995, respectively: revenues-$431 million, $198 million and $56 million; cost of revenues-$(167) million, $(95) million and $(54) million; selling, general and administrative-$18 million, $(38) million and $(61) million; interest and other, net-$30 million, $30 million and $24 million; and corporate expenses-$(72) million, $(69) million and $(64) million (Note 14).

(b) Includes depreciation and amortization expense of:..............................   $ 1,370      $ 1,235      $1,039
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1997         1996         1995
                                                                                       -------      -------      -------

OPERATIONS
Net income..........................................................................   $   614      $   210      $    73
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............................................        23           --           24
Depreciation and amortization.......................................................     1,370        1,235        1,039
Equity in losses of investee companies, net of distributions........................        57           38           84
Changes in operating assets and liabilities:
    Receivables.....................................................................      (273)         (50)        (159)
    Inventories.....................................................................      (114)        (637)        (118)
    Accounts payable and other liabilities..........................................       393          970          679
    Other balance sheet changes.....................................................      (236)         146         (103)
                                                                                       -------      -------      -------

Cash provided by operations.........................................................     1,834        1,912        1,519
                                                                                       -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions........................................................      (172)        (146)        (203)
Capital expenditures................................................................    (1,565)      (1,719)      (1,535)
Investment proceeds.................................................................       485          612        1,050
                                                                                       -------      -------      -------

Cash used by investing activities...................................................    (1,252)      (1,253)        (688)
                                                                                       -------      -------      -------

FINANCING ACTIVITIES
Borrowings..........................................................................     3,400          215        2,484
Debt repayments.....................................................................    (3,085)        (716)      (3,596)
Issuance of preferred stock of subsidiary...........................................       243           --           --
Collections on note receivable from U S WEST........................................        --          169          602
Capital distributions...............................................................      (934)        (228)      (1,088)
Other...............................................................................      (100)         (92)         (95)
                                                                                       -------      -------      -------

Cash used by financing activities...................................................      (476)        (652)      (1,693)
                                                                                       -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................       106            7         (862)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........................................       216          209        1,071
                                                                                       -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD...............................................   $   322      $   216      $   209
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                    PARTNERS' CAPITAL
                                                  TIME WARNER    -------------------------------------------------------
                                                    GENERAL                     UNDISTRIBUTED       U S
                                                   PARTNERS'                     PARTNERSHIP        WEST         TOTAL
                                                    SENIOR       CONTRIBUTED      EARNINGS          NOTE       PARTNERS'
                                                    CAPITAL        CAPITAL        (DEFICIT)      RECEIVABLE     CAPITAL
                                                  -----------    -----------    -------------    ----------    ---------

BALANCE AT DECEMBER 31, 1994...................     $ 1,663        $ 7,398         $  (394)        $ (771)      $ 6,233
Net income.....................................                                         73                           73
Decrease in unrealized gains on securities.....                                         (4)                          (4)
Foreign currency translation adjustments.......                                         --                           --
                                                                                -------------                  ---------
    Comprehensive income.......................                                         69                           69
Distributions..................................        (366)                          (421)                        (421)
Reacquisition of Time Warner Service
  Partnership Assets...........................                        124                                          124
Allocation of income...........................         129                           (129)                        (129)
Collections....................................                                                       602           602
                                                  -----------    -----------    -------------       -----      ---------
BALANCE AT DECEMBER 31, 1995...................       1,426          7,522            (875)          (169)        6,478
Net income.....................................                                        210                          210
Increase in unrealized gains on securities.....                                          4                            4
Foreign currency translation adjustments.......                                         14                           14
                                                                                -------------                  ---------
    Comprehensive income.......................                                        228                          228
Distributions..................................                                       (199)                        (199)
Capital contributions..........................                         15                                           15
Allocation of income...........................         117                           (117)                        (117)
Collections....................................                                                       169           169
                                                  -----------    -----------    -------------       -----      ---------
BALANCE AT DECEMBER 31, 1996...................       1,543          7,537            (963)            --         6,574
Net income.....................................                                        614                          614
Increase in unrealized gains on securities.....                                          7                            7
Foreign currency translation adjustments.......                                        (29)                         (29)
                                                                                -------------                  ---------
    Comprehensive income.......................                                        592                          592
Distributions..................................        (535)                          (723)                        (723)
Allocation of income...........................         110                           (110)                        (110)
                                                  -----------    -----------    -------------       -----      ---------
BALANCE AT DECEMBER 31, 1997...................     $ 1,118        $ 7,537         $(1,204)        $   --       $ 6,333
                                                  -----------    -----------    -------------       -----      ---------
                                                  -----------    -----------    -------------       -----      ---------

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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 12). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ('Time Warner')* $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $430 million in 1997, $436 million in 1996 and $444 million in 1995.

     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST'), which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note Receivable') that was fully collected during 1996. Certain of Time Warner's subsidiaries are the general partners of TWE ('Time Warner General Partners').

BASIS OF PRESENTATION

     The consolidated financial statements of TWE reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ('Six Flags') effective as of June 23, 1995 and (iii) the consolidation of Paragon Communications ('Paragon') effective as of July 6, 1995. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the 'Beneficial Assets'), the Time Warner General Partners assigned to TWE the net cash flow generated by such assets or

------------

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies'), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to 'Time Warner' refer to TW Companies.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 14).

     Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only TWE's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

     Investments in companies in which TWE does not have a controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported in partners' capital until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

FOREIGN CURRENCY

     The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in partners' capital. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivables and film inventory recorded as assets in the consolidated balance sheet. Accounts receivables and sales related to the distribution of home video product

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in the filmed entertainment industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivables and individual films and television product may change based on actual results and other factors.

REVENUES AND COSTS

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

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

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $2.126 billion and $1.502 billion at December 31, 1997 and 1996, respectively (including amounts relating to the licensing of film product to TWE's cable television networks of $238 million and $189 million, respectively, and to Time Warner's cable television networks of $481 million and $274 million, respectively).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ('Library'). The Library is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING

     In accordance with the Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $288 million in 1997, $332 million in 1996 and $241 million in 1995.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

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

                                                                                                 DECEMBER 31,
                                                                                              -------------------
                                                                                               1997        1996
                                                                                              -------     -------
                                                                                                  (MILLIONS)

Land and buildings.........................................................................   $   804     $   780
Cable television equipment.................................................................     7,423       6,602
Furniture, fixtures and other equipment....................................................     2,310       2,129
                                                                                              -------     -------
                                                                                               10,537       9,511
Less accumulated depreciation..............................................................    (3,980)     (3,512)
                                                                                              -------     -------
Total......................................................................................   $ 6,557     $ 5,999
                                                                                              -------     -------
                                                                                              -------     -------

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

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing amount of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $430 million in 1997, $436 million in 1996 and $444 million in 1995. Accumulated amortization of intangible assets at December 31, 1997 and 1996 amounted to $3.020 billion and $2.623 billion, respectively.

     TWE periodically reviews the carrying value of acquired intangible assets for each acquired entity to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets.

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.'

COMPREHENSIVE INCOME

     Effective January 1, 1997, TWE adopted FASB Statement No. 130, 'Reporting Comprehensive Income' ('FAS 130'). The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partners' capital that, under generally accepted accounting principles, are excluded from net income. For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on TWE's primary financial statements, but did affect the presentation of the accompanying consolidated statement of partnership capital.

SEGMENT INFORMATION

     On December 31, 1997, TWE adopted FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on TWE's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (Note 12).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS AND DISPOSITIONS

TCI CABLE TRANSACTIONS

     In September 1997, Time Warner Inc., TWE, the TWE-Advance/Newhouse Partnership ('TWE-A/N') and TCI Communications, Inc. ('TCI'), a subsidiary of Tele-Communications, Inc., signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems owned by Time Warner and TWE and serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (collectively, the 'TCI Cable Transactions'). The joint ventures will be accounted for under the equity method of accounting.

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

PRIMESTAR TRANSACTIONS

     In June 1997, TWE and the Advance/Newhouse Partnership ('Advance/Newhouse') entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar' and collectively, the 'Primestar Assets') to a new holding company ('Newco') that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ('TSAT'). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $260 million of debt reduction, as well as eliminate its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco. This transaction is collectively referred to herein as the 'Primestar Roll-up Transaction.'

     In a related transaction, Primestar also entered into an agreement in June 1997, with The News Corporation Limited, MCI Telecommunications Corporation ('MCI') and American Sky Broadcasting LLC ('ASkyB'), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the 'Primestar ASkyB Transaction' and, when taken together with the Primestar Roll-up Transaction, the 'Primestar Transactions'). In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, will reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar Transactions are not conditioned on each other and are expected to close independently. The Primestar Roll-up Transaction is expected to close on or about April 1, 1998. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

TWE-A/N TRANSFERS

     In April 1995, TWE formed a cable television joint venture with Advance/Newhouse to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included an aggregate 31% interest in Primestar. Upon formation of TWE-A/N, TWE, which is the managing partner, owned a 66.7% common partnership interest therein and Advance/Newhouse owned a 33.3% common partnership interest. TWE consolidates the partnership and the common partnership interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, beginning on April 1, 1998, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon, a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE exchanged substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers. TWE, in turn, transferred such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This resulted in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, TWE will deconsolidate Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998.

SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS

     In 1997, in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net, pretax gains of approximately $200 million, which have been included in operating income in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SIX FLAGS

     In June 1995, TWE sold an initial 51% interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags was deconsolidated and TWE's remaining 49% interest in Six Flags has been accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction was deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier.

PRO FORMA FINANCIAL INFORMATION

     Along with the formation of TWE-A/N and the partial sale of Six Flags in 1995, TWE completed a number of other transactions that also affected the comparability of its 1995 operating results (the '1995 Transactions'). The pro forma effect of these transactions on 1995 operating results is set forth below. No pro forma information has been presented for 1997 and 1996 because such transactions are already reflected in TWE's historical financial statements for such periods and, with regard to the acquisitions and dispositions announced or closed subsequent to 1995 as described above, there was no material effect on the comparability of the accompanying consolidated financial statements.

     On a pro forma basis, giving effect to the 1995 Transactions, including (i) the formation of TWE-A/N, (ii) the refinancing of approximately $2.6 billion of bank debt, (iii) the consolidation of Paragon, (iv) the reacquisition of the Time Warner Service Partnership Assets (Note 8), (v) the sale of 51% of TWE's interest in Six Flags and (vi) the sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, depreciation expense of $635 million, operating income before noncash amortization of intangible assets of $1.396 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES
  TWE's inventories consist of:

                                                                                     DECEMBER 31,
                                                                   -------------------------------------------------
                                                                            1997                       1996
                                                                   ----------------------     ----------------------
                                                                   CURRENT     NONCURRENT     CURRENT     NONCURRENT
                                                                   -------     ----------     -------     ----------
                                                                                      (MILLIONS)
Film costs:
     Released, less amortization................................   $  545        $  658       $  544        $  535
     Completed and not released.................................      170            50          168            42
     In process and other.......................................       27           595           21           704
     Library, less amortization.................................       --           612           --           664
Programming costs, less amortization............................      382           339          319           318
Merchandise.....................................................       80            --           82            --
                                                                   -------     ----------     -------     ----------
Total...........................................................   $1,204        $2,254       $1,134        $2,263
                                                                   -------     ----------     -------     ----------
                                                                   -------     ----------     -------     ----------

     Excluding the Library, the total cost incurred in the production of theatrical and television product (including direct production costs, production overhead and certain exploitation costs, such as film prints and home videocassettes) amounted to $2.360 billion in 1997, $2.543 billion in 1996 and $2.011 billion in 1995; and the total cost amortized amounted to $2.329 billion, $1.998 billion and $2 billion, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1997 amounted to $1.423 billion, more than 90% of which is expected to be amortized within three years after release.

4. INVESTMENTS
  TWE's investments consist of:

                                                                                                   DECEMBER 31,
                                                                                                -------------------
                                                                                                 1997        1996
                                                                                                -------     -------
                                                                                                    (MILLIONS)
Equity method investments....................................................................    $ 238       $ 298
Cost method investments......................................................................       77          53
                                                                                                -------     -------
Total........................................................................................    $ 315       $ 351
                                                                                                -------     -------
                                                                                                -------     -------

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997, companies accounted for using the equity method included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), Primestar (31% owned), Six Flags (49% owned), certain international cable and programming joint ventures (25% to 50% owned) and Courtroom Television Network (33% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
Revenues..........................................................................   $2,207     $1,823     $1,450
Depreciation and amortization.....................................................     (235)      (197)      (195)
Operating income (loss)...........................................................      118         62         (9)
Net loss..........................................................................      (82)      (138)      (168)
Current assets....................................................................      412        624        455
Total assets......................................................................    3,046      3,193      2,416
Current liabilities...............................................................      993        431        405
Long-term debt....................................................................    1,625      2,853      1,778
Total liabilities.................................................................    2,734      2,829      2,323
Total shareholders' equity or partners' capital...................................      312        340         93

5. LONG-TERM DEBT

                                                              WEIGHTED AVERAGE                     DECEMBER 31,
                                                              INTEREST RATE AT                   -----------------
                                                              DECEMBER 31, 1997    MATURITIES     1997       1996
                                                              -----------------    -----------   ------     ------
                                                                                                    (MILLIONS)
Bank credit agreement borrowings...........................          6.4%             2002       $1,970     $1,555
Commercial paper...........................................          6.2%             1998          210        310
Fixed-rate senior notes and debentures.....................          8.6%           2002-2033     3,810      3,811
                                                                                                 ------     ------
Total......................................................                                      $5,990     $5,676
                                                                                                 ------     ------
                                                                                                 ------     ------

BANK CREDIT AGREEMENT

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a new, five-year revolving credit facility (the '1997 Credit Agreement') and terminated their previously existing bank credit facility (the 'Old Credit Agreement'). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. In connection therewith, TWE recognized an extraordinary loss of $23 million in 1997. In addition, TWE recognized a $24 million extraordinary loss in 1995 related to certain other bank refinancings.

     The 1997 Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement are TWE, TWE-A/N, Time Warner Inc., TW Companies, TBS and TWI Cable. Borrowings under the 1997 Credit Agreement are limited to (i) $7.5 billion in the case of TWE, (ii) $2 billion in the case of TWE-A/N and (iii) $6 billion in the aggregate for Time Warner Inc., TW Companies, TBS and TWI Cable, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower is required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The 1997 Credit Agreement contains certain

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

TIME WARNER GENERAL PARTNER GUARANTEES

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.8 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the majority consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors.

INTEREST EXPENSE AND MATURITIES

     Interest expense was $490 million in 1997, $475 million in 1996 and $571 million in 1995. The weighted average interest rate on TWE's total debt was 7.8% at December 31, 1997 and 1996.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1997 consist only of $2.78 billion due in 2002. This includes all borrowings under the 1997 Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability under the 1997 Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis.

6. INCOME TAXES
  Domestic and foreign pretax income (loss) are as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                       1997      1996      1995
                                                                                       ----      ----      ----
                                                                                              (MILLIONS)
Domestic............................................................................   $654      $263      $191
Foreign.............................................................................     68        17        (8)
                                                                                       ----      ----      ----
Total...............................................................................   $722      $280      $183
                                                                                       ----      ----      ----
                                                                                       ----      ----      ----

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1997      1996      1995
                                                                                         ----      ----      ----
                                                                                                (MILLIONS)
Federal:
     Current(1).......................................................................   $  2      $  4      $ 7
     Deferred.........................................................................    (10)       (3)      (5)
Foreign:
     Current(2).......................................................................     69        86       74
     Deferred.........................................................................     22       (21)       6
State and local:
     Current..........................................................................      4         5        7
     Deferred.........................................................................     (2)       (1)      (3)
                                                                                         ----      ----      ----
Total income taxes....................................................................   $ 85      $ 70      $86
                                                                                         ----      ----      ----
                                                                                         ----      ----      ----

------------
(1) Includes utilization of Six Flags's tax carryforwards in the amount of $16 million in 1995.
(2) Includes foreign withholding taxes of $58 million in 1997, $54 million in 1996 and $60 million in 1995.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $8.1 billion at December 31, 1997, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

7. PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the 'REIT') issued 250,000 shares of preferred stock ('REIT Preferred Stock'). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable by TWE, which has been secured by certain real estate owned by TWE or its affiliates.

     Each share of REIT Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of REIT Preferred Stock are redeemable only in the event of certain changes or proposed changes to the tax laws or regulations to the effect that dividends paid by the REIT or interest paid under the mortgage note would not be fully deductible for federal income tax purposes. TWE has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of REIT Preferred Stock.

8. TWE PARTNERS' CAPITAL

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1997 and priority capital rates of return thereon is set forth below:

                                                                                                             LIMITED
                                                                                PRIORITY       TIME         PARTNERS
                                                UNDISTRIBUTED    CUMULATIVE     CAPITAL       WARNER     ---------------
                                                 CONTRIBUTED      PRIORITY      RATES OF     GENERAL      TIME      U S
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL    CAPITAL(a)       CAPITAL      RETURN(b)     PARTNERS    WARNER    WEST
---------------------------------------------   -------------    ----------    ----------    --------    ------    -----
                                                        (BILLIONS)                                        (OWNERSHIP%)

Senior Capital...............................       $ 0.9          $  1.1          8.00%      100.00%       --       --
Series A Capital.............................         5.6            11.3         13.00%       63.27%    11.22 %   25.51%
Series B Capital.............................         2.9(d)          6.0         13.25%      100.00%       --       --
Residual Capital.............................         3.3(d)          3.3(c)         --(c)     63.27%    11.22 %   25.51%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.

(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The Series B Capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001. In addition, U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CAPITAL DISTRIBUTIONS

     Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

     In July 1997, the Time Warner General Partners received a $535 million distribution from TWE relating to their Senior Capital interests (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), which, when taken together with a $366 million distribution in 1995 (representing a portion of the priority capital return) increased the cumulative cash distributions received from TWE on such interests to $901 million. The Time Warner General Partners' remaining $1.1 billion Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed in two annual installments on July 1, 1998 and 1999.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $27.75, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1997 and 1996, TWE had recorded a liability for Stock Option Distributions of $417 million and $93 million, respectively, based on the unexercised options and the market prices at such dates of $62.00 and $37.50, respectively, per Time Warner common share. This liability reflects the accrual of $399 million and $50 million of Stock Option Distributions in 1997 and 1995, respectively, when the market price of Time Warner common stock increased during such periods, and the reversal of $16 million of previously accrued Stock Option Distributions in 1996 when the market price of Time Warner common stock declined. TWE paid Stock Option Distributions to Time Warner in the amount of $75 million in 1997, $13 million in 1996 and $17 million in 1995.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $324 million in 1997, $215 million in 1996 and $680 million in 1995 (of which $334 million was accrued in prior periods).

     In September 1993, certain assets of TWE were distributed to the Time Warner General Partners and were owned and operated by other partnerships (the 'Time Warner Service Partnerships') in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. This distribution was recorded for financial statement purposes based on the $95 million historical cost of such assets and, for partnership agreement purposes, Time Warner General Partners' Series B Capital was reduced by approximately $300 million. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the 'Time Warner Service Partnership Assets') in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to the reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE was required to make

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quarterly cash distributions of Series B Capital in the amount of $12.5 million to the Time Warner General Partners ('TWSP Distributions'), which the General Partners were then required to contribute to the Time Warner Service Partnerships. TWE paid TWSP Distributions to the Time Warner General Partners in the amount of $25 million in 1995, which was recorded as a reduction of Time Warner General Partners' Series B Capital.

     In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement. Such cash distributions will generally be made on a priority and pro rata basis with respect to each partner's interest in the Series A Capital, Series B Capital and Residual Capital. However, cash distributions to the Time Warner General Partners with respect to their Series A Capital and Residual Capital interests will be deferred until the limited partners receive aggregate distributions (excluding Tax Distributions) of approximately $800 million. Similarly, cash distributions with respect to the Time Warner General Partners' Series B Capital interest will be deferred until the limited partners receive aggregate distributions of $1.6 billion. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1997, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

9. STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                         1997     1996      1995
                                                                                         ----     ----      ----
                                                                                               (MILLIONS)

Net income:
     As reported......................................................................   $614     $210      $73
                                                                                         ----     ----      ----
                                                                                         ----     ----      ----
     Pro forma........................................................................   $584     $193      $68
                                                                                         ----     ----      ----
                                                                                         ----     ----      ----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since TWE's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 and 1995 is not comparable to the impact on pro forma net income for 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to TWE employees in 1997, 1996 and 1995: dividend yields of 1% in all periods; expected volatility of 22.2%, 21.7% and 22.3%, respectively; risk-free interest rates of 6.3%, 5.7% and 6.6%, respectively; and expected lives of 5 years in all periods. The weighted average fair value of an option granted to TWE employees during the year was $12.18, $10.43 and $11.46 and for the years ended December 31, 1997, 1996 and 1995, respectively. In 1996, Time Warner granted options to certain TWE executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $48.51 and $6.82.

     A summary of stock option activity with respect to employees of TWE is as follows:

                                                                                                          WEIGHTED-
                                                                                            THOUSANDS      AVERAGE
                                                                                               OF         EXERCISE
                                                                                             SHARES         PRICE
                                                                                            ---------     ---------

Balance at January 1, 1995...............................................................     30,198       $ 32.36
Granted..................................................................................      2,141         38.13
Exercised................................................................................     (1,316)        27.31
Cancelled(a).............................................................................     (2,488)        29.69
                                                                                            ---------
Balance at December 31, 1995.............................................................     28,535       $ 33.26

Granted..................................................................................      4,510         42.48
Exercised................................................................................     (1,242)        28.67
Cancelled(a).............................................................................     (1,492)        31.37
                                                                                            ---------
Balance at December 31, 1996.............................................................     30,311       $ 34.91

Granted..................................................................................      3,920         41.35
Exercised................................................................................     (3,523)        28.74
Cancelled(a).............................................................................     (1,206)        33.52
                                                                                            ---------
Balance at December 31, 1997.............................................................     29,502       $ 36.56
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

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                               (THOUSANDS)

Exercisable..........................................................................   21,511    22,772    21,846

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1997:

                                                                 OPTIONS OUTSTANDING
                                                        --------------------------------------     OPTIONS EXERCISABLE
                                                                        WEIGHTED-                ------------------------
                                                                         AVERAGE     WEIGHTED-                  WEIGHTED-
                                                           NUMBER       REMAINING     AVERAGE       NUMBER       AVERAGE
                                                        OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
               RANGE OF EXERCISE PRICES                 AT 12/31/97       LIFE         PRICE     AT 12/31/97      PRICE
------------------------------------------------------ -------------   -----------   ---------   ------------   ---------
                                                        (THOUSANDS)                              (THOUSANDS)
Under $17.............................................        245       2.4 years     $ 16.63          245       $ 16.63
$17.00 to $25.00......................................      2,132       2.5 years     $ 21.73        2,132       $ 21.73
$25.01 to $35.00......................................      4,724       3.9 years     $ 29.16        4,672       $ 29.11
$35.01 to $40.00......................................     12,364       4.8 years     $ 36.76        9,068       $ 36.43
$40.01 to $50.00......................................      9,917       6.7 years     $ 43.26        5,394       $ 42.51
$50.01 to $60.41......................................        120       9.1 years     $ 58.68           --            --
                                                        ------------                             ------------
Total.................................................     29,502       5.2 years     $ 36.56       21,511       $ 34.68
                                                        ------------                             ------------
                                                        ------------                             ------------

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 8.

10. BENEFIT PLANS

     TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warner's common stock represents approximately 7% and 5% of plan assets at December 31, 1997 and 1996, respectively.

     Pension expense included the following:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1997      1996      1995
                                                                                         ----      ----      ----
                                                                                                (MILLIONS)

Service cost..........................................................................   $ 33      $ 33      $ 20
Interest cost.........................................................................     31        28        21
Actual return on plan assets..........................................................    (71)      (27)      (55)
Net amortization and deferral.........................................................     45         7        37
                                                                                         ----      ----      ----
Total.................................................................................   $ 38      $ 41      $ 23
                                                                                         ----      ----      ----
                                                                                         ----      ----      ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The status of funded pension plans is as follows:

                                                                                                   DECEMBER 31,
                                                                                                   -------------
                                                                                                   1997     1996
                                                                                                   ----     ----
                                                                                                    (MILLIONS)
Accumulated benefit obligation (90% vested).....................................................   $275     $212
Effect of future salary increases...............................................................    157      124
                                                                                                   ----     ----
Projected benefit obligation....................................................................    432      336
Plan assets at fair value.......................................................................    364      284
                                                                                                   ----     ----
Projected benefit obligation in excess of plan assets...........................................    (68)     (52)
Unamortized actuarial losses....................................................................     (1)       1
Unamortized plan changes........................................................................      3        3
Other...........................................................................................     (1)      (2)
                                                                                                   ----     ----
Accrued pension expense.........................................................................   $(67)    $(50)
                                                                                                   ----     ----
                                                                                                   ----     ----

     The following assumptions were used in accounting for pension plans:

                                                                                         1997     1996     1995
                                                                                         -----    -----    -----

Weighted average discount rate........................................................   7.25%    7.75%    7.25%
Return on plan assets.................................................................      9%       9%       9%
Rate of increase in compensation levels...............................................      6%       6%       6%

     Certain domestic employees of TWE participate in multiemployer pension plans as to which the expense amounted to $29 million in 1997, $30 million in 1996 and $21 million in 1995. Employees of TWE's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain TWE employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $30 million in 1997, $28 million in 1996 and $25 million in 1995. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

11. FINANCIAL INSTRUMENTS

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences related to cost method investments and other financial instruments which are not significant.

LONG-TERM DEBT

     Based on the level of interest rates prevailing at December 31, 1997, the fair value of TWE's fixed-rate debt exceeded its carrying value by $532 million which represents an unrealized loss. Based on the level of interest rates prevailing at December 31, 1996, the fair value of TWE's fixed-rate debt exceeded its carrying value by $181 million, which also represents an unrealized loss. Unrealized gains or losses related to the differences in the fair value and carrying value of TWE's long-term debt are not recognized unless such debt is retired prior to its maturity.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1997, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates. Of Time Warner's $368 million net sale contract position, none of the foreign exchange purchase contracts and $105 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (27% of net contract position related to TWE), French francs (24%), German marks (11%) and Canadian dollars (12%), compared to a net sale contract position of $102 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1997 and 1996. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1997, 1996 and 1995, TWE recognized $14 million in gains, $6 million in gains and $11 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

12. SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ('EBITA'). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

     The operating results of TWE reflect the cable-related formation of TWE-A/N effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the cable-related consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)

REVENUES
Filmed Entertainment-Warner Bros..................................................   $ 5,462    $ 5,639    $5,069
Six Flags Theme Parks.............................................................        --         --       227
Broadcasting-The WB Network.......................................................       136         87        33
Cable Networks-HBO................................................................     1,923      1,763     1,593
Cable.............................................................................     4,243      3,851     3,005
Intersegment elimination..........................................................      (446)      (488)     (410)
                                                                                     -------    -------    ------
Total.............................................................................   $11,318    $10,852    $9,517
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)

EBITA(1)
Filmed Entertainment-Warner Bros.....................................................   $  387    $  367    $  352
Six Flags Theme Parks................................................................       --        --        40
Broadcasting-The WB Network..........................................................      (88)      (98)      (66)
Cable Networks-HBO...................................................................      391       328       275
Cable(2).............................................................................    1,184       917       803
                                                                                        ------    ------    ------
Total................................................................................   $1,874    $1,514    $1,404
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------

------------

(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $1.444 billion in 1997, $1.078 billion in 1996 and $960 million in 1995.
(2) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros......................................................   $181     $158     $107
Six Flags Theme Parks.................................................................     --       --       20
Broadcasting-The WB Network...........................................................      1       --       --
Cable Networks-HBO....................................................................     22       22       16
Cable.................................................................................    736      619      452
                                                                                         ----     ----     ----
Total.................................................................................   $940     $799     $595
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment-Warner Bros......................................................   $123     $125     $124
Six Flags Theme Parks.................................................................     --       --       11
Broadcasting-The WB Network...........................................................     --       --       --
Cable Networks-HBO....................................................................     --       --        1
Cable.................................................................................    307      311      308
                                                                                         ----     ----     ----
Total.................................................................................   $430     $436     $444
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

------------

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
                                                                                             (MILLIONS)

ASSETS
Filmed Entertainment-Warner Bros.................................................   $ 8,098    $ 8,057    $ 7,334
Six Flags Theme Parks............................................................        --         --         --
Broadcasting-The WB Network......................................................       113         67         63
Cable Networks-HBO...............................................................     1,080        997        935
Cable............................................................................    10,771     10,202      9,842
Corporate(1).....................................................................       669        650        731
                                                                                    -------    -------    -------
Total............................................................................   $20,731    $19,973    $18,905
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

------------

(1) Consists principally of cash, cash equivalents and other investments.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------
                                                                                     1997       1996       1995
                                                                                    ------     ------     ------
                                                                                             (MILLIONS)

CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros.................................................   $  144     $  340     $  294
Six Flags Theme Parks............................................................       --         --         43
Broadcasting-The WB Network......................................................        1          2         --
Cable Networks-HBO...............................................................       19         29         20
Cable(1).........................................................................    1,401      1,348      1,178
                                                                                    ------     ------     ------
Total............................................................................   $1,565     $1,719     $1,535
                                                                                    ------     ------     ------
                                                                                    ------     ------     ------

------------

(1) Cable capital expenditures were funded in part through collections on the U S WEST Note Receivable in the amount of $169 million in 1996 and $602 million in 1995 (Note 1). The U S WEST Note Receivable was fully collected during 1996.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to TWE's operations in different geographical areas is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)

REVENUES(1)
United States.....................................................................   $ 9,086    $ 8,718    $7,535
United Kingdom....................................................................       488        383       338
Germany...........................................................................       284        374       247
Japan.............................................................................       172        196       245
France............................................................................       152        143       141
Canada............................................................................       137        157       144
Other international...............................................................       999        881       867
                                                                                     -------    -------    ------
Total.............................................................................   $11,318    $10,852    $9,517
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

------------

(1) Revenues are attributed to countries based on location of customer.

     Because a substantial portion of TWE's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

13. COMMITMENTS AND CONTINGENCIES

     TWE's total rent expense amounted to $218 million in 1997, $205 million in 1996 and $176 million in 1995. The minimum rental commitments under noncancellable long-term operating leases are: 1998-$178 million; 1999-$171 million; 2000-$163 million; 2001-$160 million; 2002-$151 million and after 2002-$859 million.

     TWE's minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $7.4 billion at December 31, 1997, which are payable principally over a five-year period.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

14. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services for which TWE paid a fee in the amount of $72 million, $69 million and $64 million in 1997, 1996 and 1995, respectively.

     TWE is required to pay a $130 million advisory fee to U S WEST over a five-year period ending September 15, 1998 for U S WEST's expertise in telecommunications, telephony and information technology, and its participation in the management and technological upgrade of TWE's cable systems. TWE has made cumulative payments to U S WEST of $70 million under this arrangement and the remaining installment is scheduled to be paid on September 15, 1998.

     TWE has management services agreements with Time Warner's Cable division, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

systems also pay fees to TWE for the right to carry cable television programming provided by TWE's cable networks. Similarly, TWE's cable television systems pay fees to Time Warner for the right to carry cable television programming provided by Time Warner's cable networks.

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

     Time Warner has a credit agreement with TWE that allows it to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE in the amount of $400 million bear interest at LIBOR plus 1% per annum.

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

     In addition to transactions with its partners, TWE has had transactions with The Columbia House Company partnerships, Comedy Partners, L.P., Six Flags and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business.

15. ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

     TWE established an asset securitization facility on December 31, 1997, which effectively provides for the accelerated receipt of up to $600 million of cash through the year 2000 on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date ('Backlog Contracts'). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts ('Pooled Backlog Contracts') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party, commercial paper conduit sponsored by a financial institution.

     Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. Net proceeds of approximately $300 million were received under this securitization program in 1997.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Additional financial information with respect to cash flows is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
Cash payments made for interest.......................................................   $493     $513     $571
Cash payments made for income taxes, net..............................................     95       74       75
Noncash capital contributions (distributions), net....................................    399       (1)      50

     Noncash investing activities in 1995 included the formation of TWE-A/N in April 1995 (Note 2) and the reacquisition of the Time Warner Service Partnership Assets in September 1995 (Note 8).

OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1997       1996
                                                                                                ------     ------
                                                                                                   (MILLIONS)

Accrued expenses.............................................................................   $1,159     $1,200
Accrued compensation.........................................................................      253        247
Deferred revenues............................................................................      255        293
                                                                                                ------     ------
Total........................................................................................   $1,667     $1,740
                                                                                                ------     ------
                                                                                                ------     ------

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 10, 1998

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1997 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     The selected historical financial information for 1995 reflects the consolidation by TWE of TWE-A/N resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the consolidation of Six Flags effective as of January 1, 1993 as a result of an increase in TWE's ownership of Six Flags from 50% to 100% in September 1993, and the subsequent deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995. The selected historical financial information for 1993 also gives effect to the admission of U S WEST as an additional limited partner of TWE as of September 15, 1993 and the issuance of $2.6 billion of TWE debentures during the year to reduce indebtedness under the former TWE credit agreement.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Revenues...................................................   $11,318    $10,852    $ 9,517    $ 8,460    $ 7,946
Depreciation and amortization..............................    (1,370)    (1,235)    (1,039)      (943)      (902)
Business segment operating income(1).......................     1,444      1,078        960        848        883
Interest and other, net(2).................................      (345)      (522)      (580)      (587)      (551)
Income before extraordinary item...........................       637        210         97        161        208
Net income(3)..............................................       614        210         73        161        198

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Cash and equivalents.......................................   $   322    $   216    $   209    $ 1,071    $ 1,338
Total assets...............................................    20,731     19,973     18,905     18,662     17,963
Debt due within one year...................................         8          7         47         32         24
Long-term debt.............................................     5,990      5,676      6,137      7,160      7,125
Preferred stock of subsidiary..............................       233         --         --         --         --
Time Warner General Partners' Senior Capital...............     1,118      1,543      1,426      1,663      1,536
Partners' capital..........................................     6,333      6,574      6,478      6,233      6,000

------------

(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.
(2) Includes a gain of approximately $250 million in 1997 related to the sale of an interest in E! Entertainment Television, Inc.
(3) Net income for each of the years ended December 31, 1997, 1995 and 1993 includes an extraordinary loss on the retirement of debt of $23 million, $24 million and $10 million, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                 OPERATING
                                                                                                 INCOME OF     NET
                                                                                                 BUSINESS     INCOME
QUARTER                                                                              REVENUES    SEGMENTS     (LOSS)
----------------------------------------------------------------------------------   --------    ---------    ------
                                                                                                 (MILLIONS)

1997
1st(1)............................................................................   $  2,600     $   329      $320
2nd...............................................................................      2,728         320        82
3rd...............................................................................      2,855         335        81
4th(2)(3).........................................................................      3,135         460       131
Year..............................................................................     11,318       1,444       614

1996
1st...............................................................................   $  2,485     $   268      $ 94
2nd...............................................................................      2,608         297        74
3rd...............................................................................      2,718         271        45
4th...............................................................................      3,041         242        (3)
Year..............................................................................     10,852       1,078       210

------------

(1) Net income in the first quarter of 1997 includes a gain of approximately $250 million related to the sale of an interest in E! Entertainment Television, Inc.
(2) Operating income for 1997 includes net gains of approximately $200 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $160 million was recorded in the fourth quarter of 1997.
(3) Net income for the fourth quarter of 1997 includes an extraordinary loss on the retirement of debt of $23 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO                   BALANCE
                                                                    BEGINNING     COSTS AND                    AT END
                           DESCRIPTION                              OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------------------------------------------------------------   ----------    ----------    ----------    ---------
                                                                                        (MILLIONS)

1997:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $195          $113         $  (90)(a)    $ 218
     Reserves for sales returns and allowances...................       178           289           (261)(b)      206
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $373          $402         $ (351)       $ 424
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $196          $ 97         $  (98)(a)    $ 195
     Reserves for sales returns and allowances...................       169           278           (269)(b)      178
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $365          $375         $ (367)       $ 373
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $188          $104         $  (96)(a)    $ 196
     Reserves for sales returns and allowances...................       118           218           (167)(b)      169
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $306          $322         $ (263)       $ 365
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

------------

(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ('TW Companies')* contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the 'General Partner Guarantees'). In 1997, two of the original general partners, Warner Cable Communications Inc. ('WCCI') and Time Warner Operations Inc. ('TWOI'), were merged into another original general partner, Warner Communications Inc. (the 'WCCI Merger' and the 'TWOI Merger,' respectively, and collectively, the '1997 General Partner Mergers'). After the 1997 General Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC') are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

     In addition to the 1997 General Partner Mergers, WCI acquired two wholly owned subsidiaries of TBS in 1997 that conduct certain of TBS's cable television programming operations in the United Kingdom (the 'TBS UK Merger'). The WCCI Merger had no effect on the consolidated results of operations and financial condition of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the consolidated financial statements of WCI have been restated to reflect the TWOI Merger for all periods presented herein and to reflect the TBS UK Merger effective as of January 1, 1997.

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investment in TWE, TW Companies, Turner Broadcasting System, Inc. ('TBS') and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

USE OF EBITA

     During 1997, management concluded that the most appropriate measure for evaluating the operating performance of WCI is operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including the $14 billion acquisition of WCI in 1989. The exclusion of noncash amortization charges is also consistent with management's belief that WCI's intangible assets, such as music catalogues, contracts and copyrights and the goodwill associated with its brands, are generally increasing in value and importance to WCI's business objective of creating, extending and distributing

------------
* On October 10, 1996, Time Warner Inc. ('Time Warner') acquired the remaining 80% interest in TBS that it did not already own (the 'TBS Transaction'). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies'), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in TW Companies and TBS were unaffected by the TBS Transaction.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

1997 VS. 1996

     WCI had revenues of $3.691 billion, income of $522 million before an extraordinary loss on the retirement of debt and net income of $514 million in 1997, compared to revenues of $3.949 billion and net income of $185 million in 1996. EBITA decreased to $434 million from $611 million. Operating income decreased to $146 million from $332 million. Despite WCI having a leading domestic market share for the year of 20%, the decline in revenues principally related to softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue through the first quarter of 1998, after which WCI is expected to benefit from the release of new products from popular established artists.

     WCI's equity in the pretax income of TWE was $428 million in 1997, compared to $166 million in 1996. TWE's pretax income increased significantly in 1997 as compared to 1996 due to an overall increase in EBITA and operating income generated by its business segments, including approximately $200 million of net gains recognized in 1997 related to the sale or exchange of certain cable television systems, and the recognition of an approximate $250 million gain in 1997 related to the sale of TWE's interest in E! Entertainment Television, Inc. These increases were offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership ('TWE-A/N').

     Interest and other, net was $452 million of income in 1997 compared to $53 million of expense in 1996. Interest expense decreased to $23 million from $34 million. There was other income, net, of $475 million in 1997, compared to other expense, net, of $19 million in 1996, principally because of the recognition of a $437 million pretax gain in 1997 in connection with the disposal of WCI's interest in Hasbro, Inc. and lower losses from the reduction in carrying value of certain investments, offset in part by costs associated with WCI's receivables securitization program.

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

1996 VS. 1995

     WCI had revenues of $3.949 billion and net income of $185 million in 1996, compared to revenues of $4.196 billion, income of $169 million before an extraordinary loss on the retirement of debt and net income of $160 million in 1995. EBITA increased to $611 million from $563 million. Operating income increased to $332 million from $302 million. Operating results for 1995 included an $85 million charge relating to certain start-up businesses and joint ventures owned by WCI which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share of over 22%, WCI's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

principally related to (i) the effects from the current U.S. retail environment, including an increase in WCI's provision for returns, (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by WCI. The increase in EBITA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, the absence of the $85 million charge recognized in 1995 and the inclusion of certain one-time gains, including gains on the sale of investments, offset in part by the decline in the worldwide recorded music business and a related increase in WCI's provision for bad debts.

     WCI's equity in the pretax income of TWE was $166 million in 1996, compared to $108 million in 1995. TWE's operating results in 1996 as compared to 1995 reflect an overall increase in EBITA and operating income generated by its business segments and interest savings in 1996 on lower average debt levels, offset in part by a decrease in investment-related income and an increase in minority interest expense related to TWE-A/N.

     Interest and other, net was $53 million of expense in 1996 compared to $17 million of income in 1995. Interest expense decreased to $34 million from $88 million primarily due to lower average debt levels associated with the recapitalization of WCI that occurred on April 1, 1995. There was other expense, net, of $19 million in 1996, compared to other income, net, of $105 million in 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995, increased losses from reductions in the carrying value of certain investments and a reduction in interest income related to the resolution of a corporate tax matter in 1995.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1997

1997 FINANCIAL CONDITION

     WCI had $8.5 billion of equity at December 31, 1997, compared to $9.5 billion of equity at December 31, 1996. Cash and equivalents increased to $102 million at December 31, 1997, compared to $91 million at December 31, 1996. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     The total capitalization of ATC at December 31, 1997 consisted of equity capital of $2.1 billion, compared to $2.3 billion at December 31, 1996. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

CASH FLOWS

     In 1997, WCI's cash provided by operations amounted to $337 million and reflected $434 million of EBITA, $83 million of noncash depreciation expense, $284 million of distributions from TWE and $63 million related to a reduction in other working capital requirements, balance sheet accounts and noncash items, less $14 million of interest payments and $513 million of income taxes ($370 million of which was paid to Time Warner under a tax sharing agreement). Cash provided by WCI's operations of $722 million in 1996 reflected $611 million of EBITA, $91 million of noncash depreciation expense, $135 million of distributions from TWE, and $110 million related to a reduction in other working capital requirements, balance sheet accounts, and noncash items, less $24 million of interest payments and $201 million of income taxes ($91 million of which was paid to Time Warner under a tax sharing agreement).

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 1997, the General Partners received an aggregate $934 million of distributions from TWE, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. In 1996, the General Partners received an aggregate $228 million of distributions, consisting of $215 million of tax-related distributions, and $13 million of stock option related distributions. Of such aggregate distributions, WCI received $554 million and $135 million in 1997 and 1996, respectively, and ATC received $380 million and $93 million in 1997 and 1996, respectively.

OFF-BALANCE SHEET ASSETS

     WCI believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating its financial condition and prospects for future results of operations, including its ability to fund its capital and liquidity needs.

     As a creator and distributor of entertainment copyrights, WCI has a significant amount of internally generated intangible assets whose value is not fully reflected in its consolidated balance sheet. Such intangible assets extend across WCI's principal business interests, but are best exemplified by WCI's collection of copyrighted music product. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because WCI owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. Technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and the potential exploitation of the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheet of WCI.

FOREIGN CURRENCY RISK MANAGEMENT

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1997, Time Warner had effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner is reimbursed by or reimburses WCI for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates. Of Time Warner's $368 million net sale contract position, $380 million of foreign exchange sale contracts and $139 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, compared to contracts for the sale of $323 million and the purchase of $102 million of foreign currencies at December 31, 1996.

     Based on Time Warner's foreign exchange contracts outstanding related to WCI's exposure at December 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1997 would result in approximately $19 million of unrealized losses and $7 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $19 million of unrealized gains and $7 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

YEAR 2000 TECHNOLOGY PREPAREDNESS

     WCI is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using '00' as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in WCI's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to WCI as a whole. This process includes an assessment of year 2000 risks on an ongoing basis and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software and equipment. Management has already begun implementing certain of these measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact on WCI's financial position, results of operations or cash flows in future periods. However, if WCI, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner.

                              TWE GENERAL PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1997
                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                    WCI         ATC
                                                                                                  -------      ------

ASSETS
Current assets
Cash and equivalents...........................................................................   $   102      $   --
Receivables, less allowances of $264 million...................................................       866          --
Inventories....................................................................................       140          --
Prepaid expenses...............................................................................       651          --
                                                                                                  -------      ------
Total current assets...........................................................................     1,759          --

Investments in and amounts due to and from TWE.................................................     2,423       1,861
Investments in TW Companies....................................................................       103          62
Other investments..............................................................................     1,259         352

Music catalogues, contracts and copyrights.....................................................       928          --
Goodwill.......................................................................................     3,554          --
Other assets, primarily property, plant and equipment..........................................       464          --
                                                                                                  -------      ------
Total assets...................................................................................   $10,490      $2,275
                                                                                                  -------      ------
                                                                                                  -------      ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...............................................................................   $   221      $   --
Royalties payable..............................................................................       757          --
Other current liabilities......................................................................       464           1
                                                                                                  -------      ------
Total current liabilities......................................................................     1,442           1

Long-term liabilities, including $251 and $187 million due to TW Companies.....................       527         187

Shareholders' equity
Common stock, no par value, 1,000 and 20,000 shares authorized, 100 and 11,582 shares issued
  and outstanding..............................................................................         1           1
Preferred stock, $.01 par value, 125 thousand shares authorized, 90 thousand shares
  outstanding, $90 million liquidation preference..............................................        --          --
Paid-in capital................................................................................    10,465       2,708
Retained earnings (accumulated deficit)........................................................       450          (4)
                                                                                                  -------      ------
                                                                                                   10,916       2,705

Due from TW Companies, net.....................................................................    (1,809)       (282)
Reciprocal interest in TW Companies stock......................................................      (586)       (336)
                                                                                                  -------      ------
Total shareholders' equity.....................................................................     8,521       2,087
                                                                                                  -------      ------
Total liabilities and shareholders' equity.....................................................   $10,490      $2,275
                                                                                                  -------      ------
                                                                                                  -------      ------

See accompanying notes.

                              TWE GENERAL PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996
                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                    WCI         ATC
                                                                                                  -------      ------

ASSETS
Current assets
Cash and equivalents...........................................................................   $    91      $   --
Receivables, less allowances of $362 million...................................................     1,013          --
Inventories....................................................................................       165          --
Prepaid expenses...............................................................................       510          --
                                                                                                  -------      ------
Total current assets...........................................................................     1,779          --

Investments in and amounts due to and from TWE.................................................     2,553       1,980
Investments in TW Companies....................................................................       103          64
Other investments..............................................................................     1,688         345

Music catalogues, contracts and copyrights.....................................................     1,035          --
Goodwill.......................................................................................     3,704          --
Other assets, primarily property, plant and equipment..........................................       537          --
                                                                                                  -------      ------
Total assets...................................................................................   $11,399      $2,389
                                                                                                  -------      ------
                                                                                                  -------      ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...............................................................................   $   107      $   --
Royalties payable..............................................................................       827          --
Other current liabilities......................................................................       518           2
                                                                                                  -------      ------
Total current liabilities......................................................................     1,452           2

Long-term liabilities, including $148 and $55 million due to TW Companies......................       406          56

Shareholders' equity
Common stock, no par value, 1,000 and 20,000 shares authorized, 100 and 11,582 shares issued
  and outstanding..............................................................................         1           1
Paid-in capital................................................................................    10,735       2,893
Retained earnings..............................................................................       393          27
                                                                                                  -------      ------
                                                                                                   11,129       2,921

Due from TW Companies, net.....................................................................    (1,002)       (254)
Reciprocal interest in TW Companies stock......................................................      (586)       (336)
                                                                                                  -------      ------
Total shareholders' equity.....................................................................     9,541       2,331
                                                                                                  -------      ------
Total liabilities and shareholders' equity.....................................................   $11,399      $2,389
                                                                                                  -------      ------
                                                                                                  -------      ------

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                   (MILLIONS)

                                                                                                     WCI         ATC
                                                                                                    ------      -----
Revenues (a).....................................................................................   $3,691      $  --
                                                                                                    ------      -----

Cost of revenues (a)(b)..........................................................................    2,412         --
Selling, general and administrative (a)(b).......................................................    1,133         --
                                                                                                    ------      -----

Operating expenses...............................................................................    3,545         --
                                                                                                    ------      -----

Business segment operating income................................................................      146         --
Equity in pretax income of TWE (a)...............................................................      428        294
Interest and other, net (a)......................................................................      452         30
                                                                                                    ------      -----

Income before income taxes.......................................................................    1,026        324
Income taxes (a).................................................................................     (504)      (145)
                                                                                                    ------      -----

Income before extraordinary item.................................................................      522        179
Extraordinary loss on retirement of debt, net of $6 and $3 million income tax benefit............       (8)        (6)
                                                                                                    ------      -----

Net income.......................................................................................   $  514      $ 173
                                                                                                    ------      -----
                                                                                                    ------      -----

------------

(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues.........................................................................................   $  185      $  --
Cost of revenues.................................................................................      (36)        --
Selling, general and administrative..............................................................      (17)        --
Equity in pretax income of TWE...................................................................      (18)        --
Interest and other, net..........................................................................       62         --
Income taxes.....................................................................................     (370)      (111)

(b) Includes depreciation and amortization expense of:...........................................   $  371      $  --
                                                                                                    ------      -----
                                                                                                    ------      -----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                                   (MILLIONS)

                                                                                                    WCI        ATC
                                                                                                   ------      ----
Revenues (a)....................................................................................   $3,949      $--
                                                                                                   ------      ----

Cost of revenues (a)(b).........................................................................    2,765       --
Selling, general and administrative (a)(b)......................................................      852       --
                                                                                                   ------      ----

Operating expenses..............................................................................    3,617       --
                                                                                                   ------      ----

Business segment operating income...............................................................      332       --
Equity in pretax income of TWE (a)..............................................................      166      114
Interest and other, net (a).....................................................................      (53)      24
                                                                                                   ------      ----

Income before income taxes......................................................................      445      138
Income taxes (a)................................................................................     (260)     (76)
                                                                                                   ------      ----

Net income......................................................................................   $  185      $62
                                                                                                   ------      ----
                                                                                                   ------      ----

------------

(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues........................................................................................   $  188      $--
Cost of revenues................................................................................      (55)      --
Selling, general and administrative.............................................................       45       --
Equity in pretax income of TWE..................................................................      (18)      --
Interest and other, net.........................................................................       47       --
Income taxes....................................................................................      (91)     (47)

(b) Includes depreciation and amortization expense of:..........................................   $  370      $--
                                                                                                   ------      ----
                                                                                                   ------      ----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995
                                   (MILLIONS)

                                                                                                    WCI         ATC
                                                                                                   ------      -----
Revenues (a)....................................................................................   $4,196      $ --
                                                                                                   ------      -----

Cost of revenues (a)(b).........................................................................    2,918        --
Selling, general and administrative (a)(b)......................................................      976        --
                                                                                                   ------      -----

Operating expenses..............................................................................    3,894        --
                                                                                                   ------      -----

Business segment operating income...............................................................      302        --
Equity in pretax income of TWE (a)..............................................................      108        75
Interest and other, net (a).....................................................................       17       138
                                                                                                   ------      -----

Income before income taxes......................................................................      427       213
Income taxes (a)................................................................................     (258)     (112)
                                                                                                   ------      -----

Income before extraordinary item................................................................      169       101
Extraordinary loss on retirement of debt, net of $5 and $4 million income tax benefit...........       (9)       (6)
                                                                                                   ------      -----

Net income......................................................................................   $  160      $ 95
                                                                                                   ------      -----
                                                                                                   ------      -----

------------

(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues........................................................................................   $  196      $ --
Cost of revenues................................................................................      (56)       --
Selling, general and administrative.............................................................       29        --
Equity in pretax income of TWE..................................................................      (14)       --
Interest and other, net.........................................................................      (23)       --
Income taxes....................................................................................      (56)      (77)

(b) Includes depreciation and amortization expense of:..........................................   $  356      $ --
                                                                                                   ------      -----
                                                                                                   ------      -----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                   (MILLIONS)

                                                                                                    WCI         ATC
                                                                                                  -------      -----
OPERATIONS
Net income.....................................................................................   $   514      $173
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt.......................................................         8         6
Depreciation and amortization..................................................................       371        --
Excess of equity in pretax income of TWE over distributions....................................      (144)      (99)
Equity in income of other investee companies, net of distributions.............................        32        --
Changes in operating assets and liabilities:
    Receivables................................................................................       119        --
    Inventories................................................................................        24        --
    Accounts payable and other liabilities.....................................................        60        --
    Other balance sheet changes................................................................      (647)       11
                                                                                                  -------      -----
Cash provided by operations....................................................................       337        91
                                                                                                  -------      -----
INVESTING ACTIVITIES
Investments and acquisitions...................................................................       (66)       --
Capital expenditures...........................................................................       (99)       --
Investment proceeds............................................................................       131        --
Proceeds received from return of Senior Capital contributed to TWE.............................       270       185
                                                                                                  -------      -----
Cash provided by investing activities..........................................................       236       185
                                                                                                  -------      -----
FINANCING ACTIVITIES
Dividends......................................................................................      (365)     (248)
Increase in amounts due from TW Companies, net.................................................      (197)      (28)
                                                                                                  -------      -----
Cash used by financing activities..............................................................      (562)     (276)
                                                                                                  -------      -----
INCREASE IN CASH AND EQUIVALENTS...............................................................        11        --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....................................................        91        --
                                                                                                  -------      -----
CASH AND EQUIVALENTS AT END OF PERIOD..........................................................   $   102      $ --
                                                                                                  -------      -----
                                                                                                  -------      -----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                   (MILLIONS)

                                                                                                     WCI       ATC
                                                                                                    -----      ----
OPERATIONS
Net income.......................................................................................   $ 185      $62
Adjustments for noncash and nonoperating items:
Depreciation and amortization....................................................................     370       --
Excess of equity in pretax income of TWE over distributions......................................     (31)     (21)
Equity in income of other investee companies, net of distributions...............................     (36)      (2)
Changes in operating assets and liabilities:
    Receivables..................................................................................      64       --
    Inventories..................................................................................      16       --
    Accounts payable and other liabilities.......................................................      (2)      --
    Other balance sheet changes..................................................................     156        6
                                                                                                    -----      ----
Cash provided by operations......................................................................     722       45
                                                                                                    -----      ----
INVESTING ACTIVITIES
Investments and acquisitions.....................................................................     (56)      --
Capital expenditures.............................................................................    (154)      --
Investment proceeds..............................................................................      38       --
                                                                                                    -----      ----
Cash used by investing activities................................................................    (172)      --
                                                                                                    -----      ----
FINANCING ACTIVITIES
Dividends........................................................................................      (8)      (5)
Increase in amounts due from TW Companies, net...................................................    (557)     (40)
                                                                                                    -----      ----
Cash used by financing activities................................................................    (565)     (45)
                                                                                                    -----      ----
DECREASE IN CASH AND EQUIVALENTS.................................................................     (15)      --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD......................................................     106       --
                                                                                                    -----      ----
CASH AND EQUIVALENTS AT END OF PERIOD............................................................   $  91      $--
                                                                                                    -----      ----
                                                                                                    -----      ----

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                   (MILLIONS)

                                                                                                     WCI        ATC
                                                                                                    -----      -----
OPERATIONS
Net income.......................................................................................   $ 160      $ 95
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt.........................................................       9         6
Depreciation and amortization....................................................................     356        --
Excess of distributions over equity in pretax income of TWE......................................     537       369
Equity in income of other investee companies, net of distributions...............................    (110)      (96)
Changes in operating assets and liabilities:
    Receivables..................................................................................    (200)       --
    Inventories..................................................................................     (10)       --
    Accounts payable and other liabilities.......................................................      (1)       --
    Other balance sheet changes..................................................................     137        16
                                                                                                    -----      -----
Cash provided by operations......................................................................     878       390
                                                                                                    -----      -----
INVESTING ACTIVITIES
Investments and acquisitions.....................................................................    (213)      (10)
Capital expenditures.............................................................................    (124)       --
Investment proceeds..............................................................................     117        --
                                                                                                    -----      -----
Cash used by investing activities................................................................    (220)      (10)
                                                                                                    -----      -----
FINANCING ACTIVITIES
Borrowings.......................................................................................      16        48
Debt repayments..................................................................................    (186)      (58)
Capital contributions............................................................................     142        --
Dividends........................................................................................    (227)     (156)
Increase in amounts due from TW Companies, net...................................................    (445)     (214)
                                                                                                    -----      -----
Cash used by financing activities................................................................    (700)     (380)
                                                                                                    -----      -----
DECREASE IN CASH AND EQUIVALENTS.................................................................     (42)       --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD......................................................     148        --
                                                                                                    -----      -----
CASH AND EQUIVALENTS AT END OF PERIOD............................................................   $ 106      $ --
                                                                                                    -----      -----
                                                                                                    -----      -----

See accompanying notes.

                                      WCI
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                            RETAINED                        RECIPROCAL
                                                            EARNINGS       DUE FROM TW     INTEREST IN
                                     COMMON    PAID-IN    (ACCUMULATED     COMPANIES,      TW COMPANIES    SHAREHOLDERS'
                                     STOCK     CAPITAL      DEFICIT)           NET            STOCK            EQUITY
                                     ------    -------    ------------    -------------    ------------    --------------
BALANCE AT DECEMBER 31, 1994.......    $1      $ 8,093       $  248          $    --          $ (586)          $7,756

Net income.........................                             160                                               160
Increase in unrealized gains on
  securities, net of $5 million tax
  expense..........................                               7                                                 7
Foreign currency translation
  adjustments......................                              16                                                16
                                                              -----                                            ------
    Comprehensive income...........                             183                                               183
Contributions......................              2,642                                                          2,642
Increase in stock option
  distribution liability to TW
  Companies (a)....................                             (30)                                              (30)
Dividends..........................                            (217)                                             (217)
Transfers to TW Companies, net.....                                             (445)                            (445)
Other..............................                              (1)                                               (1)
                                       ---     -------        -----       -------------        -----           ------
BALANCE AT DECEMBER 31, 1995.......     1       10,735          183             (445)           (586)           9,888

Net income.........................                             185                                               185
Increase in unrealized gains on
  securities, net of $12 million
  tax expense......................                              16                                                16
Foreign currency translation
  adjustments......................                              (2)                                               (2)
                                                              -----                                            ------
    Comprehensive income...........                             199                                               199
Reduction of stock option
  distribution liability to TW
  Companies (a)....................                              10                                                10
Transfers to TW Companies, net.....                                             (557)                            (557)
Other..............................                               1                                                 1
                                       ---     -------        -----       -------------        -----           ------
BALANCE AT DECEMBER 31, 1996.......     1       10,735          393           (1,002)           (586)           9,541

Net income.........................                             514                                               514
Decrease in unrealized gains on
  securities, net of $91 million
  tax benefit (b)..................                            (129)                                             (129)
Foreign currency translation
  adjustments......................                             (45)                                              (45)
                                                              -----                                            ------
    Comprehensive income...........                             340                                               340
Increase in stock option
  distribution liability to TW
  Companies (a)....................                            (236)                                             (236)
Dividends..........................               (270)         (50)                                             (320)
Transfers to TW Companies, net.....                                             (807)                            (807)
Other..............................                               3                                                 3
                                      ---      -------        -----       -------------        -----           ------
BALANCE AT DECEMBER 31, 1997.......    $1      $10,465       $  450          $(1,809)         $ (586)          $8,521
                                      ---      -------        -----       -------------        -----           ------
                                      ---      -------        -----       -------------        -----           ------

------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $10 million were reversed in 1996 because the market price of Time Warner common stock declined during the period and stock option distributions of $236 million and $30 million were accrued in 1997 and 1995, respectively, because of an increase in the market price of Time Warner common stock (Note 3).
(b) Includes a $13 million reduction related to realized gains on the sale of securities in 1997 that represents the turnaround of previous unrealized gains included in comprehensive income in prior periods, net of $9 million tax effect.

See accompanying notes.

                                      ATC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                            RETAINED                      RECIPROCAL
                                                            EARNINGS      DUE FROM TW    INTEREST IN
                                     COMMON    PAID-IN    (ACCUMULATED    COMPANIES,     TW COMPANIES   SHAREHOLDERS'
                                     STOCK     CAPITAL      DEFICIT)          NET           STOCK           EQUITY
                                     ------   ---------   ------------   -------------   ------------   --------------
BALANCE AT DECEMBER 31, 1994........   $1      $ 2,893       $   49          $  --          $ (336)         $2,607

Net income..........................                             95                                             95
Decrease in unrealized gains on
  securities, net of $15 million tax
  benefit...........................                            (22)                                           (22)
                                                              -----                                         ------
    Comprehensive income............                             73                                             73
Increase in stock option
  distribution liability to TW
  Companies (a).....................                            (20)                                           (20)
Dividends...........................                           (149)                                          (149)
Transfers to TW Companies, net......                                          (214)                           (214)
                                       ---    ---------       -----          -----           -----          ------
BALANCE AT DECEMBER 31, 1995........    1        2,893          (47)          (214)           (336)          2,297

Net income..........................                             62                                             62
Increase in unrealized gains on
  securities, net of $1 million tax
  expense...........................                              1                                              1
Foreign currency translation
  adjustments.......................                              6                                              6
                                                              -----                                         ------
    Comprehensive income............                             69                                             69
Reduction of stock option
  distribution liability to TW
  Companies (a).....................                              6                                              6
Transfers to TW Companies, net......                                           (40)                            (40)
Other...............................                             (1)                                            (1)
                                       ---    ---------       -----          -----           -----          ------
BALANCE AT DECEMBER 31, 1996........    1        2,893           27           (254)           (336)          2,331

Net income..........................                            173                                            173
Increase in unrealized gains on
  securities, net of $1 million tax
  expense...........................                              2                                              2
Foreign currency translation
  adjustments.......................                            (12)                                           (12)
                                                              -----                                         ------
    Comprehensive income............                            163                                            163
Increase in stock option
  distribution liability to TW
  Companies (a).....................                           (163)                                          (163)
Dividends...........................              (185)         (33)                                          (218)
Transfers to TW Companies, net......                                           (28)                            (28)
Other...............................                              2                                              2
                                      ---     ---------       -----          -----           -----          ------
BALANCE AT DECEMBER 31, 1997........   $1      $ 2,708       $   (4)         $(282)         $ (336)         $2,087
                                      ---     ---------       -----          -----           -----          ------
                                      ---     ---------       -----          -----           -----          ------

------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $6 million were reversed in 1996 because the market price of Time Warner common stock declined during the period and stock option distributions of $163 million and $20 million were accrued in 1997 and 1995, respectively, because of an increase in the market price of Time Warner common stock (Note 3).

See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ('TW Companies')* contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the 'General Partner Guarantees,' see Note 6). In 1997, two of the original general partners, Warner Cable Communications Inc. ('WCCI') and Time Warner Operations Inc. ('TWOI'), were merged into another original general partner, Warner Communications Inc. (the 'WCCI Merger' and the 'TWOI Merger,' respectively, and collectively, the '1997 General Partner Mergers'). After the 1997 General Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC') are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the 'General Partners.'

     In addition to the 1997 General Partner Mergers, WCI acquired two wholly owned subsidiaries of TBS in 1997 that conduct certain of TBS's cable television programming operations in the United Kingdom (the 'TBS UK Merger,' see Note 2). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the consolidated financial statements of WCI have been restated to reflect the TWOI Merger for all periods presented herein and to reflect the TBS UK Merger effective as of January 1, 1997. The financial position, results of operations and cash flows of the companies acquired by WCI in the TBS UK Merger for the period from October 10, 1996 (the date on which such companies were acquired by Time Warner) to December 31, 1996 are not material to WCI's consolidated financial statements.

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

     WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of its ownership interest in TWE and certain other investments.

------------
* On October 10, 1996, Time Warner Inc. ('Time Warner') acquired the remaining 80% interest in TBS that it did not already own (the 'TBS Transaction'). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies'), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in TW Companies and TBS were unaffected by the TBS Transaction.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TW Companies's $14 billion acquisition of WCI as of December 31, 1989, and $1.3 billion acquisition of the minority interest in ATC on June 26, 1992 were accounted for by the purchase method of accounting. WCI subsequently contributed filmed entertainment and cable assets to TWE, and ATC subsequently contributed its cable assets. The financial statements of WCI reflect an allocable portion of TW Companies's cost to acquire the Music business and certain other assets of WCI, and each General Partner's investment in TWE (and the financial statements of TWE) reflect an allocable portion of TW Companies's cost to acquire the filmed entertainment and cable assets of WCI and the ATC minority interest.

     As a result of a recapitalization of WCI effective as of April 1, 1995 (Note 5) and cash distributions received from TWE during 1995 by each of the General Partners (Note 3), certain amounts due from or to TW Companies are reflected by the General Partners as a separate component of shareholders' equity under the caption 'Due from TW Companies, net.'

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

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

     Investments in TWE, and certain other companies in which the General Partners have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only the General Partner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only its share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

     Investments in companies in which the General Partners do not have a controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in retained earnings until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

     The effect of any changes in each General Partner's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

FOREIGN CURRENCY

     The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in retained earnings. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

REVENUES AND COSTS

     Inventories of WCI consist of cassette tapes, compact discs and related music and music publishing products. Inventories of cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. In accordance with industry practice, certain products (such as compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a provision for future returns. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

ADVERTISING

     Advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, catalogues and other promotional costs incurred in WCI's direct-marketing businesses. Deferred advertising costs are generally amortized using the straight-line method over a period of twelve months or less subsequent to the promotional event. Deferred advertising costs for WCI amounted to $16 million and $4 million at December 31, 1997 and 1996, respectively. Advertising expense for WCI amounted to $183 million in 1997, $185 million in 1996 and $237 million in 1995.

CASH EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective January 1, 1996, WCI adopted Financial Accounting Standards Board ('FASB') Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ('FAS 121'), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on WCI's financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of entertainment copyrights, WCI has a significant and growing amount of intangible assets, including goodwill and music catalogues, contracts and copyrights. In accordance with generally accepted accounting principles, WCI does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs and cassettes, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of WCI's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions, including TW Companies's acquisition of WCI, in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition. TW Companies's allocable portion of its cost to acquire the Music business and certain other assets of WCI is reflected in the consolidated financial statements of WCI under the pushdown method of accounting.

     WCI amortizes goodwill over periods up to forty years using the straight-line method. Music catalogues, contracts and copyrights are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $288 million in 1997, $279 million in 1996 and $261 million in 1995. Accumulated amortization of intangible assets at December 31, 1997 and 1996 amounted to $1.950 billion and $1.856 billion, respectively.

     WCI periodically reviews the carrying value of acquired intangible assets for each acquired entity to determine whether an impairment may exist. WCI considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets.

INCOME TAXES

     The domestic operating results of the General Partners are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of Time Warner. The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of the General Partners on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of tax carryforwards acquired in acquisitions is accounted for as a reduction of goodwill.

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

COMPREHENSIVE INCOME

     Effective January 1, 1997, the General Partners adopted FASB Statement No. 130, 'Reporting Comprehensive Income' ('FAS 130'). The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the General Partners, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on the General Partners' primary financial statements, but did affect the presentation of the accompanying consolidated statements of shareholders' equity.

SEGMENT INFORMATION

     On December 31, 1997, the General Partners adopted FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on the General Partners' primary financial statements, but did affect the disclosure of geographical information contained elsewhere herein (Note 11).

2. TBS UK MERGER

     In June 1997, WCI acquired TBS's interests in Turner Broadcasting System Europe Limited ('TBSEL') and Turner Entertainment Networks International Limited ('TENIL'), wholly owned subsidiaries of TBS, which conduct certain of TBS's cable television programming operations in the United Kingdom. To acquire TBSEL and TENIL, WCI issued 90 thousand shares of a new series of preferred stock. Each share of preferred stock is entitled to a liquidation preference of $1,000 per share and entitles the holder thereof to receive an $80 annual dividend per share, payable in cash on a quarterly basis. The TBS UK Merger was accounted for as a merger of entities under common control effective as of January 1, 1997, similar to the pooling-of-interest method of accounting for business combinations. The operating results of the companies acquired are not material to WCI's results of operations.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. TWE

     The General Partners' investment in and amounts due to and from TWE at December 31, 1997 and 1996 consists of the following:

DECEMBER 31, 1997                                                                                  WCI       ATC
-----------------------------------------------------------------------------------------------   ------    ------
                                                                                                     (MILLIONS)

Investment in TWE..............................................................................   $2,418    $1,691
Stock option related distributions due from TWE................................................      247       170
Other net liabilities due to TWE, principally related to home video distribution...............     (242)       --
                                                                                                  ------    ------
Total..........................................................................................   $2,423    $1,861
                                                                                                  ------    ------
                                                                                                  ------    ------

DECEMBER 31, 1996                                                                                  WCI       ATC
-----------------------------------------------------------------------------------------------   ------    ------
                                                                                                     (MILLIONS)

Investment in TWE..............................................................................   $2,786    $1,942
Stock option related distributions due from TWE................................................       55        38
Other net liabilities due to TWE, principally related to home video distribution...............     (288)       --
                                                                                                  ------    ------
Total..........................................................................................   $2,553    $1,980
                                                                                                  ------    ------
                                                                                                  ------    ------

PARTNERSHIP STRUCTURE

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

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Undistributed Contributed Capital, the General Partner's ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1997 and priority capital rates of return thereon is as set forth below:

                                                                                           PRIORITY        % OWNED
                                                      UNDISTRIBUTED       CUMULATIVE        CAPITAL          BY
                                                       CONTRIBUTED         PRIORITY        RATES OF        GENERAL
   PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL       CAPITAL(A)          CAPITAL         RETURN(B)       PARTNERS
---------------------------------------------------   -------------       ----------       ---------       -------
                                                                (BILLIONS)

Senior Capital.....................................       $ 0.9             $  1.1            8.00%        100.00%
Series A Capital...................................         5.6               11.3           13.00%         63.27%
Series B Capital...................................         2.9(d)             6.0           13.25%        100.00%
Residual Capital...................................         3.3(d)             3.3(c)           --(c)       63.27%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.

(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE. TWE reported net income of $614 million, $210 million and $73 million in 1997, 1996 and 1995, respectively, no portion of which was allocated to the limited partners.

     The Series B Capital owned by the General Partners may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001. In addition, U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

SUMMARIZED FINANCIAL INFORMATION OF TWE

     Set forth below is summarized financial information of TWE, which reflects the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ('Six Flags') effective as of June 23, 1995 and the consolidation of Paragon Communications effective as of July 6, 1995:

TIME WARNER ENTERTAINMENT COMPANY, L.P.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1997        1996        1995
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)

OPERATING STATEMENT INFORMATION
Revenues......................................................................   $11,318     $10,852     $ 9,517
Depreciation and amortization.................................................    (1,370)     (1,235)     (1,039)
Business segment operating income(1)..........................................     1,444       1,078         960
Interest and other, net(2)....................................................      (345)       (522)       (580)
Minority interest.............................................................      (305)       (207)       (133)
Income before income taxes....................................................       722         280         183
Income before extraordinary item..............................................       637         210          97
Net income....................................................................       614         210          73

------------
(1) Including net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.
(2) Includes a gain of approximately $250 million recognized in 1997 related to the sale of an interest in E! Entertainment Television, Inc.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                   1997        1996        1995
                                                                                  -------     -------     -------
                                                                                            (MILLIONS)

CASH FLOW INFORMATION
Cash provided by operations....................................................   $ 1,834     $ 1,912     $ 1,519
Capital expenditures...........................................................    (1,565)     (1,719)     (1,535)
Investments and acquisitions...................................................      (172)       (146)       (203)
Investment proceeds............................................................       485         612       1,050
Borrowings.....................................................................     3,400         215       2,484
Debt repayments................................................................    (3,085)       (716)     (3,596)
Issuance of preferred stock of subsidiary......................................       243          --          --
Collections on note receivable from U S WEST...................................        --         169         602
Capital distributions..........................................................      (934)       (228)     (1,088)
Other financing activities, net................................................      (100)        (92)        (95)
Increase (decrease) in cash and equivalents....................................       106           7        (862)

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                 DECEMBER 31,
                                                                                              -------------------
                                                                                               1997        1996
                                                                                              -------     -------
                                                                                                  (MILLIONS)

BALANCE SHEET INFORMATION
Cash and equivalents.......................................................................   $   322     $   216
Total current assets.......................................................................     3,622       3,146
Total assets...............................................................................    20,731      19,973
Total current liabilities..................................................................     3,974       4,075
Long-term debt.............................................................................     5,990       5,676
Minority interests.........................................................................     1,210       1,020
Preferred stock of subsidiary..............................................................       233          --
General Partners' Senior Capital...........................................................     1,118       1,543
Partners' capital..........................................................................     6,333       6,574

CAPITAL DISTRIBUTIONS

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

     In July 1997, the General Partners received a $535 million distribution from TWE relating to their Senior Capital interests, thereby increasing the cumulative cash distributions received from TWE on such interests to $901 million. The General Partners' remaining $1.1 billion Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed in two annual installments on July 1, 1998 and 1999.

     At December 31, 1997 and 1996, the General Partners had recorded $417 and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $62.00 and $37.50, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During 1997, the General Partners received distributions from TWE in the amount of $934 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. During 1996, the General Partners received distributions from TWE in the amount of $228 million, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. During 1995, the General Partners received distributions from TWE of $1.088 billion, consisting of $366 million of Senior Capital distributions (representing a portion of the priority capital return), $680 million of tax-related distributions, $25 million of Time Warner Service Partnership distributions and $17 million of stock option related distributions. Of such aggregate distributions in 1997, 1996 and 1995, WCI received $554 million, $135 million and $645 million, respectively, and ATC received $380 million, $93 million and $443 million, respectively. In addition to the tax, stock option and General Partners' senior priority capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

TWE-A/N PARTNERSHIP

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. Upon formation of the TWE-Advance/Newhouse Partnership ('TWE-A/N'), TWE,

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

which is the managing partner, owned a 66.7% common partnership interest in TWE-A/N and Advance/Newhouse owned a 33.3% common partnership interest. TWE consolidates the partnership and the common partnership interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon Communications, a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has not been guaranteed by the General Partners, but has been guaranteed by TWI Cable and certain of its subsidiaries.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998. For further reference, see
Note 2 to the accompanying TWE consolidated financial statements.

SIX FLAGS

     In June 1995, TWE sold an initial 51% interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags was deconsolidated and TWE's remaining 49% interest in Six Flags has been accounted for under the equity method of accounting.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier. For further reference, see Note 2 to the accompanying TWE consolidated financial statements.

BANK REFINANCINGS

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a new, five-year revolving credit facility (the '1997 Credit Agreement') and terminated their previously existing bank credit facility (the 'Old Credit Agreement'). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. In connection with this refinancing and certain other bank refinancings by TWE in 1995, each of WCI and ATC recognized an extraordinary loss in the amount of $8 million and $6 million, respectively, in 1997 and $9 million and $6 million, respectively, in 1995, representing its pro rata share of the extraordinary losses recorded by TWE in such years.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. OTHER INVESTMENTS

     WCI's other investments consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1997       1996
                                                                                                ------     ------
                                                                                                   (MILLIONS)

Equity method investments....................................................................   $1,246     $1,252
Market value method investments..............................................................       --        410
Cost method investments......................................................................       13         26
                                                                                                ------     ------
Total........................................................................................   $1,259     $1,688
                                                                                                ------     ------
                                                                                                ------     ------

     Market value method investments at December 31, 1996 included 18.1 million shares of common stock of Hasbro, Inc. ('Hasbro'). Such shares were sold to TW Companies in December 1997 in exchange for a $610 million, 6.7% note receivable due December 2002 (the 'TW Companies Note Receivable'). TW Companies, in turn, simultaneously used these shares to redeem certain mandatorily redeemable preferred securities of a subsidiary held by third party investors. In connection therewith, WCI recognized a $437 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations. The TW Companies Note Receivable has been classified in shareholders' equity under the caption 'Due from TW Companies, net.'

     In addition to TWE and its equity investees, companies accounted for using the equity method include: The Columbia House Company partnerships (10% to 50% owned by WCI; 50% owned in total by Time Warner), other music joint ventures (generally 50% owned), Cinamerica Theatres, L.P. (sold in 1997, but previously 50% owned) and, in 1995 only, TBS (4.5% owned by WCI and 6.1% owned by ATC; acquired in full by Time Warner in 1996). A summary of combined financial information as reported by the equity investees of WCI is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)

Revenues..........................................................................   $1,336     $1,773     $5,123
Depreciation and amortization.....................................................      (13)       (29)      (219)
Operating income..................................................................       80        173        547
Net income (loss).................................................................      (36)        61        188
Current assets....................................................................      792      1,002      2,272
Total assets......................................................................    1,132      1,616      5,851
Current liabilities...............................................................      418        517      1,318
Long-term debt....................................................................    1,303      1,360      3,826
Total liabilities.................................................................    1,791      1,999      5,886
Total shareholders' deficit or partners' capital..................................     (659)      (383)       (35)

     WCI and ATC own 28.9 thousand and 14.8 thousand shares, respectively, of TW Companies common stock. Such investments are accounted for at historical cost, less the portion (collectively estimated at 85%) attributable to TW Companies' ownership of the General Partners, which is deducted from shareholders' equity under the caption 'Reciprocal interest in TW Companies stock.' The TW Companies common stock owned by the General Partners may only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933. In addition to TW Companies common stock, ATC also owns certain TW Companies debt securities at a cost of $3 million at December 31, 1997, which

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximates market. Such debt securities are held by ATC for the purpose of satisfying its obligations under its stock options and restricted stock awards subsequent to the acquisition of the ATC minority interest.

5. BORROWING ARRANGEMENTS WITH TW COMPANIES

     In 1993, WCI declared and paid a special dividend to TW Companies in the form of a $3 billion subordinated reset note due 2008 and entered into a $1 billion revolving credit agreement with TW Companies under which $500 million was borrowed and used to prepay a corresponding portion of the subordinated reset note. On April 1, 1995, such debt obligations to TW Companies were satisfied as part of a recapitalization of WCI, in which TW Companies made a capital contribution to WCI, consisting of a $2.5 billion subordinated reset note receivable due from WCI and cash of $142 million. WCI used the cash proceeds therefrom to repay its obligations to TW Companies under their revolving credit agreement (collectively, the 'WCI Recapitalization').

     In addition to WCI, ATC has a revolving credit agreement with TW Companies, which provides for borrowings from TW Companies of up to $1 billion. The credit agreement expires on December 31, 2008. Interest on any borrowings under the credit agreement is payable quarterly at the prime rate. ATC's obligation to TW Companies under the credit agreement is subordinate to the General Partner Guarantees. In July 1995, the other General Partners also repaid their obligations to TW Companies under their revolving credit agreements using funds provided by tax-related distributions from TWE.

     Interest expense for WCI was $23 million in 1997, $34 million in 1996 and $88 million in 1995. Interest expense for ATC was not material in each of the three years ended December 31, 1997.

6. GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.8 billion of TWE's debt and accrued interest at December 31, 1997, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the consent of a majority of such holders to effect a termination; however, the Indenture permits the General Partners to engage in mergers and consolidations. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     The portion of TWE debt and accrued interest at December 31, 1997 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                                                                   TOTAL GUARANTEED BY
                                                                                                  EACH GENERAL PARTNER
                                                                                             -------------------------------
GENERAL PARTNER                                                                                       %               AMOUNT
------------------------------------------------------------------------------------------       -----------          ------
                                                                                                  (DOLLARS IN MILLIONS)

WCI.......................................................................................           59.27            $3,436
ATC.......................................................................................           40.73             2,361
                                                                                                   -------            ------
Total.....................................................................................          100.00            $5,797
                                                                                                   -------            ------
                                                                                                   -------            ------

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     Domestic and foreign pretax income (loss) are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                  1997              1996             1995
                                                             --------------     ------------     ------------
                                                              WCI      ATC      WCI     ATC      WCI     ATC
                                                             ------    ----     ----    ----     ----    ----
                                                                                (MILLIONS)

Domestic..................................................   $  896    $277     $246    $136     $220    $216
Foreign...................................................      130      47      199       2      207      (3)
                                                             ------    ----     ----    ----     ----    ----
Total.....................................................   $1,026    $324     $445    $138     $427    $213
                                                             ------    ----     ----    ----     ----    ----
                                                             ------    ----     ----    ----     ----    ----

     Income taxes (benefits) are as set forth below:

                                                                          YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   1997             1996             1995
                                                               ------------     ------------     ------------
                                                               WCI     ATC      WCI     ATC      WCI     ATC
                                                               ----    ----     ----    ----     ----    ----
                                                                                 (MILLIONS)

Federal.....................................................   $272    $ 82     $ 39    $35      $ 14    $ 62
State and local.............................................     95      26       54     14        47      22
Foreign -- current(a).......................................    144      28      187     35       177      30
        -- deferred.........................................     (7)      9      (20)    (8)       20      (2)
                                                               ----    ----     ----    ----     ----    ----
Total.......................................................   $504    $145     $260    $76      $258    $112
                                                               ----    ----     ----    ----     ----    ----
                                                               ----    ----     ----    ----     ----    ----

------------

(a) Includes foreign withholding taxes set forth elsewhere herein.

     Foreign withholding taxes included in the foreign tax provision are as follows:

                                                                     WCI     ATC
                                                                     ---     ---
                                                                     (MILLIONS)

1997..............................................................   $64     $24
1996..............................................................    68      22
1995..............................................................    78      24

     No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries aggregating approximately $729 million at December 31, 1997. If such earnings were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

     The differences between the income tax provision (benefit) expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)

Taxes on income at U.S. federal statutory rate........................................   $359     $156     $149
Nondeductible expenses................................................................     71       74       72
Foreign income taxed at different rates, net of U.S. foreign tax credits..............     16       (9)      12
State and local taxes, net............................................................     62       35       31
Other.................................................................................     (4)       4       (6)
                                                                                         ----     ----     ----
Total.................................................................................   $504     $260     $258
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The relationship between income taxes and income before income taxes for the other General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

     U.S. federal tax carryforwards of WCI included in the consolidated tax return of Time Warner at December 31, 1997 consisted of $35 million of net operating losses and $36 million of investment tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. The U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                                                 CARRYFORWARDS
                                                                                            ------------------------
                                                                                               NET        INVESTMENT
                                                                                            OPERATING        TAX
                                                                                             LOSSES        CREDITS
                                                                                            ---------     ----------
                                                                                                   (MILLIONS)

1999.....................................................................................      $ 3           $ --
2000.....................................................................................        1             --
Thereafter up to 2010....................................................................       31             36
                                                                                               ---            ---
                                                                                               $35           $ 36
                                                                                               ---            ---
                                                                                               ---            ---

8. STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and WCI. Such options have been granted to employees of WCI at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to WCI, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), WCI's allocable share of compensation cost would have been changed to the pro forma amounts indicated below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                       1997      1996      1995
                                                                                       ----      ----      ----
                                                                                              (MILLIONS)

Net income:
     As reported....................................................................   $514      $185      $160
                                                                                       ----      ----      ----
                                                                                       ----      ----      ----
     Pro forma......................................................................   $506      $179      $158
                                                                                       ----      ----      ----
                                                                                       ----      ----      ----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since WCI's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 and 1995 is not comparable to the impact on pro forma net income for 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to WCI employees in 1997, 1996 and 1995: dividend yields of 1% in all periods; expected volatility of 21.6%, 21.7% and 22.3%, respectively; risk-free interest rates of 6.1%, 6.4% and 7.4%, respectively; and expected lives of 5 years in all periods. The weighted average fair value of an option granted to WCI employees during the

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

year was $14.36 ($8.47, net of taxes), $10.97 ($6.48, net of taxes) and $12.25
($7.23, net of taxes) for the years ended December 31, 1997, 1996 and 1995, respectively.

     A summary of stock option activity with respect to employees of WCI is as follows:

                                                                                                          WEIGHTED-
                                                                                             THOUSANDS     AVERAGE
                                                                                                OF        EXERCISE
                                                                                              SHARES        PRICE
                                                                                             ---------    ---------

Balance at January 1, 1995................................................................     12,518      $ 28.44
Granted...................................................................................      1,147        38.55
Exercised.................................................................................     (1,082)       30.16
Cancelled(a)..............................................................................      1,552        30.79
                                                                                             ---------
Balance at December 31, 1995..............................................................     14,135      $ 29.21

Granted...................................................................................        987        37.65
Exercised.................................................................................       (403)       25.58
Cancelled(a)..............................................................................     (1,036)       25.47
                                                                                             ---------
Balance at December 31, 1996..............................................................     13,683      $ 30.21

Granted...................................................................................        768        50.29
Exercised.................................................................................     (1,864)       27.85
Cancelled(a)..............................................................................        (17)       27.97
                                                                                             ---------
Balance at December 31, 1997..............................................................     12,570      $ 31.45
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

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                               (THOUSANDS)

Exercisable..........................................................................   10,960    11,941    12,465

     The following table summarizes information about stock options outstanding with respect to employees of WCI at December 31, 1997:

                                                         OPTIONS OUTSTANDING
                                              -----------------------------------------        OPTIONS EXERCISABLE
                                                               WEIGHTED-                    -------------------------
                                                                AVERAGE       WEIGHTED-                     WEIGHTED-
                                                NUMBER         REMAINING       AVERAGE        NUMBER         AVERAGE
                                              OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE     EXERCISE
         RANGE OF EXERCISE PRICES             AT 12/31/97        LIFE           PRICE       AT 12/31/97       PRICE
------------------------------------------   -------------    -----------     ---------     -----------     ---------
                                              (THOUSANDS)                                   (THOUSANDS)

Under $17.................................            1        2.1 years       $16.61              1        $ 16.61
$17.00 to $25.00..........................        3,600        2.3 years       $21.72          3,600        $ 21.72
$25.01 to $35.00..........................        3,108        3.3 years       $29.17          3,108        $ 29.17
$35.01 to $40.00..........................        4,680        4.1 years       $36.52          4,064        $ 36.49
$40.01 to $50.00..........................        1,013        8.4 years       $45.15            187        $ 40.96
$50.01 to $60.41..........................          168        9.1 years       $58.68             --        $    --
                                              -----------                                   -----------
Total.....................................       12,570        3.8 years       $31.45         10,960        $ 29.63
                                              -----------                                   -----------
                                              -----------                                   -----------

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. BENEFIT PLANS

     WCI and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warners' common stock represents approximately 7% and 5% of plan assets at December 31, 1997 and 1996, respectively.

     Pension expense included the following:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       --------------------------
                                                                                       1997       1996       1995
                                                                                       ----       ----       ----
                                                                                               (MILLIONS)

Service cost........................................................................   $ 11       $ 12       $  8
Interest cost.......................................................................     13         12          9
Actual return on plan assets........................................................    (31)       (17)       (26)
Net amortization and deferral.......................................................     21          8         16
                                                                                       ----       ----       ----
Total...............................................................................   $ 14       $ 15       $  7
                                                                                       ----       ----       ----
                                                                                       ----       ----       ----

     The status of WCI's funded pension plans is as follows:

                                                                                                  DECEMBER 31,
                                                                                                 ---------------
                                                                                                 1997       1996
                                                                                                 ----       ----
                                                                                                   (MILLIONS)

Accumulated benefit obligation (94% vested)...................................................   $115       $ 96
Effect of future salary increases.............................................................     59         49
                                                                                                 ----       ----
Projected benefit obligation..................................................................    174        145
Plan assets at fair value.....................................................................    147        124
                                                                                                 ----       ----
Projected benefit obligation in excess of plan assets.........................................    (27)       (21)
Unamortized actuarial gains...................................................................      1         --
Unamortized plan changes......................................................................      4          4
Other.........................................................................................     (1)        (1)
                                                                                                 ----       ----
Accrued pension expense.......................................................................   $(23)      $(18)
                                                                                                 ----       ----
                                                                                                 ----       ----

     The following assumptions were used in accounting for pension plans:

                                                                                            1997     1996     1995
                                                                                            ----     ----     ----

Weighted average discount rate...........................................................   7.25%    7.75%    7.25%
Return on plan assets....................................................................      9%       9%       9%
Rate of increase in compensation levels..................................................      6%       6%       6%

     Employees of the operations of WCI in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain domestic employees of WCI also participate in Time Warner's savings plans and profit sharing plans, as to which the expense amounted to $13 million in 1997, $14 million in 1996 and $13 million in 1995. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. FINANCIAL INSTRUMENTS

     The carrying value of WCI's financial instruments approximates fair value, except for certain differences related to cost method investments and other financial instruments which are not significant.

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1997, Time Warner had effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates. Of Time Warner's $368 million net sale contract position, $380 million of foreign exchange sale contracts and $139 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, primarily English pounds (28% of net contract position related to WCI), German marks (25%) and French francs (12%), compared to contracts for the sale of $323 million and the purchase of $102 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1997 and 1996 and is included in other current liabilities. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1997, 1996 and 1995, WCI had $26 million in gains, $14 million in gains and $5 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

11. GEOGRAPHICAL INFORMATION

     Information as to WCI's operations in different geographical areas is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)

REVENUES(1)
United States.....................................................................   $1,895     $1,960     $2,090
United Kingdom....................................................................      215        239        250
Germany...........................................................................      298        371        413
Japan.............................................................................      265        291        396
France............................................................................      132        192        194
Other international...............................................................      886        896        853
                                                                                     ------     ------     ------
Total.............................................................................   $3,691     $3,949     $4,196
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------

------------

(1) Revenues are attributable to countries based on location of customer.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Because a substantial portion of WCI's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

12. 1995 CLOSURES AND RESTRUCTURINGS

     During 1995, WCI recorded $85 million in losses relating to certain businesses and joint ventures that were restructured or closed. The losses were primarily related to Warner Music Enterprises, one of WCI's direct marketing efforts, and the write-off of its related direct mail order assets that were not recoverable due to the closure of this business.

13. COMMITMENTS AND CONTINGENCIES

     WCI's total rent expense amounted to $51 million in 1997, $50 million in 1996 and $65 million in 1995. The minimum rental commitments of WCI under noncancellable long-term operating leases are: 1998 - $46 million; 1999 - $46 million; 2000 - $41 million; 2001 - $39 million; 2002 - $35 million and after 2002 - $406 million.

     WCI's minimum commitments and guarantees under certain artist and other agreements at December 31, 1997 aggregated approximately $423 million for WCI, which are payable principally over a five-year period. Each General Partner is jointly and severally liable for all liabilities, commitments and contingencies of TWE and the Time Warner Service Partnerships, except for approximately $5.8 billion of TWE's indebtedness and accrued interest, which is recourse to each General Partner only to the extent of its guarantee (Note 6).

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

14. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, the General Partners have had various transactions with Time Warner, TW Companies and TWE units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of WCI participate in various Time Warner medical, stock option and other benefit plans for which WCI is charged its allocable share of plan expenses, including administrative costs. ATC does not have a significant number of employees. Time Warner's corporate group provides various other services to WCI. The consolidated financial statements of the General Partners include transactions with Time Warner relating to domestic income taxes or tax benefits (Note 7). The Music division of WCI provides home videocassette distribution services to certain TWE operations.

     TW Companies has a credit agreement with TWE that allows it to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE in the amount of $400 million bear interest at LIBOR plus 1% per annum.

     All of the General Partners have incurred indebtedness to TW Companies and interest expense related to such indebtedness is included in the accompanying consolidated financial statements. In addition, WCI has had transactions with The Columbia House Company partnerships and other music joint ventures and with equity investees of Time Warner, generally with respect to sales of product in the ordinary course of business.

15. ADDITIONAL FINANCIAL INFORMATION

     As of December 31, 1997, WCI had an accounts receivable securitization facility, which provides for the accelerated receipt of up to $450 million of cash on available receivables. In connection with this securitization

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

facility, WCI sells, on a revolving and nonrecourse basis, certain of its accounts receivables ('Pooled Receivables') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Receivables to a third-party, commercial paper conduit sponsored by a financial institution. This securitization transaction has been accounted for as a sale in accordance with FASB Statement No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' Accordingly, accounts receivables sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. Net proceeds received under this securitization program were $122 million in 1997, $115 million in 1996 and $35 million in 1995.

     Additional financial information with respect to cash flows is as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                        1997            1996             1995
                                                                   --------------    -----------    --------------
                                                                    WCI      ATC     WCI     ATC     WCI      ATC
                                                                   -----    -----    ----    ---    ------    ----
                                                                                     (MILLIONS)

Cash payments made for interest.................................   $  14    $  --    $ 24    $--    $   78    $ --
Cash payments made for income taxes, net........................     513      111     201     47       194      77
Tax-related distributions received from TWE.....................     192      132     127     88       403     277
Noncash capital contributions (distributions), net..............    (236)    (163)     10      6     2,470     (20)

     Noncash financing activities in 1997 included the sale of WCI's interest in Hasbro in exchange for the TW Companies Note Receivable (Note 4).

     Other current liabilities of WCI consist of:

                                                                                                    DECEMBER 31,
                                                                                                    -------------
                                                                                                    1997     1996
                                                                                                    ----     ----
                                                                                                     (MILLIONS)

Accrued expenses.................................................................................   $299     $298
Accrued compensation.............................................................................    118      116
Accrued income taxes.............................................................................      6       55
Deferred revenues................................................................................     41       49
                                                                                                    ----     ----
Total............................................................................................   $464     $518
                                                                                                    ----     ----
                                                                                                    ----     ----

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF
WARNER COMMUNICATIONS INC.
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION

We have audited the accompanying consolidated balance sheets of Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC'), as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI and ATC at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 10, 1998

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

     The selected historical financial information for 1997 reflects the merger of two former General Partners, WCCI and TWOI, into WCI (the 'WCCI Merger' and the 'TWOI Merger,' respectively). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger was accounted for as a merger of entities under common control, similar to a pooling-of-interest method of accounting for business combinations. Accordingly, the selected financial information of WCI has been restated to reflect the TWOI Merger for all periods presented.

     The selected historical financial information for 1995 reflects a recapitalization of WCI, in which TW Companies made a $2.642 billion capital contribution to WCI (consisting of a $2.5 billion subordinated reset note receivable due from WCI and $142 million of cash) and WCI used the cash proceeds therefrom to repay its obligations to TW Companies under their revolving credit agreement. The selected historical financial information for 1993 reflects the payment by WCI of a $3 billion special dividend to TW Companies in the form of a subordinated reset note due 2008, the prepayment of $500 million of principal of such note using borrowings under the revolving credit agreement with TW Companies and the repurchase or redemption by WCI of all of its publicly-held senior and subordinated debentures using capital contributed by TW Companies.

                                                                               YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                             1997      1996      1995      1994      1993
                                                                    ------    ------    ------    ------    ------
                                                                                      (MILLIONS)
Revenues.........................................................   $3,691    $3,949    $4,196    $3,986    $3,334
Depreciation and amortization....................................     (371)     (370)     (356)     (341)     (329)
Business segment operating income................................      146       332       302       306       265
Equity in pretax income of TWE(a)................................      428       166       108       119       161
Interest and other, net(b).......................................      452       (53)       17      (120)       10
Income before extraordinary item.................................      522       185       169        79        98
Net income.......................................................      514       185       160        79        79

------------

(a) WCI's equity in the pretax income of TWE for the year ended December 31, 1997 includes approximately $265 million relating to its proportionate share of approximately $450 million net gains recognized by TWE in connection with the sale or exchange of certain assets.

(b) Interest and other, net, for the year ended December 31, 1997 includes a $437 million pretax gain in connection with the disposal of WCI's interest in Hasbro, Inc.

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)
Total assets...............................................   $10,490    $11,399    $11,795    $12,305    $11,878
Long-term debt.............................................        --         --         --      2,670      3,027
Shareholder's equity.......................................     8,521      9,541      9,888      7,756      7,223

     Selected historical financial information is not presented for ATC because ATC has no independent business operations, nor does it have significant amounts of debt or other liabilities. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, TBS and its revolving credit agreement with TW Companies.

                                           TWE GENERAL PARTNERS
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS OF WCI
                               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                (MILLIONS)

                                                                            ADDITIONS
                                                              BALANCE AT    CHARGED TO                     BALANCE AT
                                                              BEGINNING     COSTS AND                         END
                        DESCRIPTION                           OF PERIOD      EXPENSES     DEDUCTIONS       OF PERIOD
-----------------------------------------------------------   ----------    ----------    ----------       ----------
1997:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.......................      $ 84          $ 63         $  (70)(a)        $ 77
     Reserves for sales returns and allowances.............       278           234           (325)(b)         187
                                                              ----------    ----------    ----------       ----------
          Total............................................      $362          $297         $ (395)           $264
                                                              ----------    ----------    ----------       ----------
                                                              ----------    ----------    ----------       ----------
1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.......................      $102          $ 73         $  (91)(a)        $ 84
     Reserves for sales returns and allowances.............       206           287           (215)(b)         278
                                                              ----------    ----------    ----------       ----------
          Total............................................      $308          $360         $ (306)           $362
                                                              ----------    ----------    ----------       ----------
                                                              ----------    ----------    ----------       ----------
1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.......................      $ 80          $ 87         $  (65)(a)        $102
     Reserves for sales returns and allowances.............       231           264           (289)(b)         206
                                                              ----------    ----------    ----------       ----------
          Total............................................      $311          $351         $ (354)           $308
                                                              ----------    ----------    ----------       ----------
                                                              ----------    ----------    ----------       ----------

------------
(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                                                           SEQUENTIAL
     EXHIBIT                                                                                                  PAGE
     NUMBER                                             DESCRIPTION                                          NUMBER
-----------------  -------------------------------------------------------------------------------------   ----------
3.1                Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the
                   Letter Agreement, dated February 11, 1992, and the Letter Agreement dated June 23,
                   1992, among Time Warner Companies, Inc. ('TWCI') and certain of its subsidiaries,
                   ITOCHU Corporation ('ITOCHU') and Toshiba Corporation ('Toshiba') ('TWE Partnership
                   Agreement, as amended') (which is incorporated herein by reference to Exhibit (A)
                   to TWCI's Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and
                   Exhibits 10(b) and 10(c) to TWCI's Current Report on Form 8-K dated July 14, 1992
                   (File No. 1-8637) ('TWCI's July 1992 Form 8-K')).....................................         *
3.2                Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI,
                   U S WEST, Inc. ('US West') and certain of their respective subsidiaries amending the TWE Partnership Agreement, as amended (which is incorporated herein by reference to Exhibit 3.2 to TWE's Annual Report on Form 10-K for the year ended December 31,
                   1993 ('TWE's 1993 Form 10-K')).......................................................         *
3.3(i) and (ii)    Certificate of Incorporation and By-Laws of American Television and Communications
                   Corporation ('ATC'), as amended (which are incorporated herein by reference to
                   Exhibits 3.3(i) and (ii) to TWE's 1993 Form 10-K)....................................         *
3.3(iii)           Certificate of Ownership and Merger of American Digital Communications, Inc. into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (which is incorporated herein by reference to Exhibit 3.3(iii) to TWE's Annual Report on
                   Form 10-K for the year ended December 31, 1996 ('TWE's 1996 Form 10-K')).............         *
3.3(iv)            Certificate of Ownership and Merger of Carolina Network Corporation into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (which is
                   incorporated herein by reference to Exhibit 3.3(iv) to TWE's 1996 Form 10-K).........         *
3.3(v)             Certificate of Ownership and Merger of ATC Holdings II, Inc. into ATC as filed with the Secretary of State of the State of Delaware on June 28, 1996 (which is
                   incorporated herein by reference to Exhibit 3.3(v) to TWE's 1996 Form 10-K)..........         *
3.3(vi)            Certificate of Ownership and Merger of ARP 113, Inc. into ATC as filed with the
                   Secretary of State of the State of Delaware on August 29, 1997.......................
3.3(vii)           Certificate of Ownership and Merger of Philadelphia Community Antenna Television
                   Company into ATC as filed with the Secretary of State of the State of Delaware on
                   August 29, 1997......................................................................
3.3(viii)          Certificate of Ownership and Merger of Public Cable Company into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997...................
3.4(i) and (ii)    Restated Certificate of Incorporation, as amended, and By-Laws of Warner
                   Communications Inc. ('WCI') (which are incorporated herein by reference to Exhibits
                   3.9(i) and (ii) to TWE's 1993 Form 10-K).............................................         *
3.4(iii)           Certificate of Ownership and Merger of Warner Cable Communications Inc. into WCI as filed with the Secretary of State of the State of Delaware on December 29, 1997......
3.4(iv)            Agreement of Merger of Time Warner Operations Inc. and WCI as filed with the
                   Secretary of State of the State of Delaware on September 29, 1997....................
3.4(v)             Certificate of Ownership and Merger of Time Warner Interactive Inc. into WCI as filed with the Secretary of State of the State of Delaware on July 3, 1996 (which is
                   incorporated herein by reference to Exhibit 3.6(iii) to TWE's 1996 Form 10-K)........         *
4.1                Indenture, dated as of April 30, 1992, as amended by the First Supplemental
                   Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and The Bank of New York ('BONY'), as Trustee
                   (which is incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI's
                   July 1992 on Form 8-K)...............................................................         *
4.2                Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the
                   Registration Statement of Form S-4 (Reg. No. 33-67688) of TWE filed with the
                   Securities and Exchange Commission on October 25, 1993 (the '1993 TWE S-4')).........         *

                                                                                                           SEQUENTIAL
     EXHIBIT                                                                                                  PAGE
     NUMBER                                             DESCRIPTION                                          NUMBER
-----------------  -------------------------------------------------------------------------------------   ----------
4.3                Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                   incorporated herein by reference to Exhibit 4.3 to the 1993 TWE S-4).................         *
4.4                Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                   incorporated herein by reference to Exhibit 4.4 to TWE's 1993 Form 10-K).............         *
4.5                Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on Form 10-K
                   for the year ended December 31, 1994)................................................         *
4.6                Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.7 to Time Warner Inc.'s ('Time
                   Warner') Annual Report on Form 10-K for the year ended December 31, 1997 ('TWI's
                   1997 Form 10-K'))....................................................................         *
4.7                Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which
                   is incorporated herein by reference to Exhibit 4.8 to TWI's 1997 Form 10-K)..........         *
10.1               Credit Agreement dated as of November 10, 1997 among Time Warner, TWCI, TWE, Turner
                   Broadcasting System, Inc., Time Warner Entertainment-Advance/Newhouse Partnership
                   (the 'TWE-A/N Partnership') and TWI Cable Inc., as Credit Parties, The Chase Manhattan
                   Bank, as Administrative Agent, Bank of America National Trust and Savings Association,
                   BONY and Morgan Guaranty Trust Company of New York, as Documentation and Syndication
                   Agents and Chase Securities Inc., as Arranger (which is incorporated herein by
                   reference to Exhibit 10.26 to TWI's 1997 Form 10-K)..................................         *
10.2               Admission Agreement, dated as of May 16, 1993, between TWE and U S West (which is incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on Form 8-K
                   dated May 16, 1993)..................................................................         *
10.3               Restructuring Agreement, dated as of August 31, 1995, among TWCI, ITOCHU and ITOCHU
                   Entertainment Inc. (which is incorporated herein by reference to Exhibit 2(a) to
                   TWCI's Current Report on Form 8-K dated August 31, 1995 ('TWCI's August 1995 Form
                   8-K'))...............................................................................         *
10.4               Restructuring Agreement, dated as of August 31, 1995, between TWCI and Toshiba
                   (including Form of Registration Rights Agreement, between TWCI and Toshiba) (which is
                   incorporated herein by reference to Exhibit 2(b) to TWCI's August 1995 Form 8-K).....         *
10.5               Option Agreement, dated as of September 15, 1993, between TWE and US West, (which is
                   incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K)............         *
10.6               Contribution Agreement, dated as of September 9, 1994, among TWE, Advance
                   Publications, Inc., ('Advance Publications'), Newhouse Broadcasting Corporation
                   ('Newhouse Broadcasting'), Advance/Newhouse Partnership ('Advance/Newhouse') and
                   TWE-A/N Partnership (which is incorporated herein by reference to Exhibit 10(a) to
                   TWE's Current Report on Form 8-K dated September 9, 1994 ('TWE's September 1994 Form
                   8-K'))...............................................................................         *
10.7               Partnership Agreement, dated as of September 9, 1994, between TWE and
                   Advance/Newhouse (which is incorporated herein by reference to Exhibit 10(b) to TWE's
                   September 1994 Form 8-K).............................................................         *

     EXHIBIT                                                                                                  PAGE
     NUMBER                                             DESCRIPTION                                          NUMBER
-----------------  -------------------------------------------------------------------------------------   ----------
10.8               Letter Agreement, dated April 1, 1995, among TWE, Advance/Newhouse, Advance
                   Publications and Newhouse Broadcasting (which is incorporated herein by reference to
                   Exhibit 10(c) to TWE's Current Report on Form 8-K dated April 1, 1995)...............         *
10.9               Amended and Restated Transaction Agreement, dated as of October 27, 1997 among
                   Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TW Holding Co. and
                   TWE-A/N Partnership (which is incorporated herein by reference to Exhibit 99(c) to
                   Time Warner's Current Report on Form 8-K dated October 27, 1997).....................         *
21                 Subsidiaries of TWE and the Time Warner General Partners.............................
23                 Consent of Ernst & Young LLP, Independent Auditors...................................

------------
* Incorporated by reference.

     The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants' outstanding long-term debt that are not required to be filed herewith.


                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as............................  'tm'