Form 10-Q
period 1998-03-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1998-05-14
CIK 893657, 5910, 104650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from __________ to ________.


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
(Exact name of registrant as specified in its charter)     (State or other jurisdiction of     I.R.S. Employer
                                                            incorporation or organization      Identification Number)

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

                               INDEX TO FORM 10-Q



                                                                                                        PAGE
                                                                                                    -------------
                                                                                                             TWE
                                                                                                           GENERAL
                                                                                                    TWE   PARTNERS
                                                                                                    ---   --------

PART I. FINANCIAL INFORMATION

Management's discussion and analysis of results of operations and financial condition.............   1        16
Consolidated balance sheets at March 31, 1998 and December 31, 1997...............................   6        19
Consolidated statements of operations for the three months ended March 31, 1998
   and 1997.......................................................................................   7        20
Consolidated statements of cash flows for the three months ended March 31, 1998
   and 1997.......................................................................................   8        21
Consolidated statements of partnership capital and shareholders' equity for the
   three months ended March 31, 1998 and 1997.....................................................   9        22
Notes to consolidated financial statements........................................................  10        23


PART II. OTHER INFORMATION........................................................................  29

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

USE OF EBITA

         TWE evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992. The exclusion of noncash amortization charges is also consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, are generally increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

         As more fully described herein, TWE's 1998 operating results have been affected by the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see Note 2 to the accompanying consolidated financial statements.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)

         EBITA and operating income for TWE for the three months ended March 31, 1998 and 1997 are as follows:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------------
                                                                                                     OPERATING
                                                                               EBITA                  INCOME
                                                                        ------------------       -----------------
                                                                         1998        1997        1998         1997
                                                                        -------     ------      ------       -----
                                                                                            (MILLIONS)

Filmed Entertainment-Warner Bros..................................      $119        $106        $ 86         $ 75
Broadcasting-The WB Network.......................................       (38)        (20)        (39)         (20)
Cable Networks-HBO................................................       109          91         109           91
Cable.............................................................       307         259         213          183
                                                                        ----        ----        ----         ----

Total.............................................................      $497        $436        $369         $329
                                                                        ====        ====        ====         ====

         TWE had revenues of $2.910 billion and net income of $108 million for the three months ended March 31, 1998, compared to revenues of $2.6 billion and net income of $320 million for the three months ended March 31, 1997. As discussed more fully below, TWE's net income decreased in 1998 as compared to 1997 principally due to the absence of the E! Entertainment gain recognized in 1997, offset in part by an overall increase in operating income generated by its business segments and a decrease in minority interest expense related to TWE-A/N.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $15 million and $12 million for the three months ended March 31, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.310 billion, compared to $1.172 billion in the first three months of 1997. EBITA increased to $119 million from $106 million. Operating income increased to $86 million from $75 million. Revenues benefited from increases in worldwide television production and distribution operations, offset in part by lower worldwide theatrical and home video revenues. EBITA and operating income benefited principally from the revenue gains and increased income from licensing operations, offset in part by the absence of a gain on the sale of an investment recognized in 1997.

         Broadcasting - The WB Network. Revenues increased to $45 million, compared to $24 million in the first three months of 1997. EBITA decreased to a loss of $38 million from a loss of $20 million. Operating losses increased to $39 million from $20 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of primetime programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased principally as a result of a lower allocation of losses to a limited partner in the network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $512 million, compared to $483 million in the first three months of 1997. EBITA and operating income increased to $109 million from $91 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings.

          Cable. Revenues increased to $1.153 billion, compared to $1.020 billion in the first three months of 1997. EBITA increased to $307 million from $259 million. Operating income increased to $213 million from $183 million.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)

The Cable division's 1998 operating results were positively affected by the TWE-A/N Transfers. Excluding the effect of the TWE-A/N Transfers, revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the TWE-A/N Transfers, EBITA and operating income increased as a result of the revenue gains, offset in part by higher depreciation related to capital spending and lower gains relating to the sale or exchange of certain cable systems.

         Interest and Other, Net. Interest and other, net, was $164 million of expense in the first three months of 1998, compared to $129 million of income in the first three months of 1997. Interest expense increased to $141 million, compared to $115 million in the first three months of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $23 million in the first three months of 1998, compared to other income, net, of $244 million in the first three months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997.

FINANCIAL CONDITION AND LIQUIDITY
MARCH 31, 1998

FINANCIAL CONDITION

          TWE had $7.1 billion of debt, $107 million of cash and equivalents (net debt of $7.0 billion), $229 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.1 billion of partners' capital at March 31, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased principally as a result of the TWE-A/N Transfers.

DEBT TRANSACTIONS

         In April 1998, TWE consummated two previously announced transactions, consisting of the sale of TWE's 49% interest in Six Flags Entertainment Corporation and the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. As a result of these transactions, TWE reduced debt by approximately $540 million.

         In early 1998, TWE-A/N assumed approximately $1 billion of debt from TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, in connection with the TWE-A/N Transfers. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries.

CASH FLOWS

         During the first three months of 1998, TWE's cash provided by operations amounted to $441 million and reflected $497 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)

Networks-HBO and Cable businesses, $243 million of noncash depreciation expense and $148 million from the securitization of film and television backlog, less $156 million of interest payments, $20 million of income taxes, $18 million of corporate expenses and $253 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash used by operations of $48 million in the first three months of 1997 reflected $436 million of business segment EBITA and $217 million of noncash depreciation expense, less $146 million of interest payments, $12 million of income taxes, $18 million of corporate expenses and $525 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $559 million in the first three months of 1998, compared to cash provided by investing activities of $5 million in the first three months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers that has been included in cash flows from investments and acquisitions, and a $344 million decrease in proceeds from the sale of investments. Capital expenditures increased to $352 million in the first three months of 1998, compared to $331 million in the first three months of 1997.

         Cash used by financing activities was $97 million in the first three months of 1998, compared to cash provided by financing activities of $139 million in the first three months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first three months of 1997 and a $118 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $326 million in the three months ended March 31, 1998, compared to $292 million the three months ended March 31, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $1.1 billion budgeted for the remainder of 1998. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access, telephony and other services.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)


WARNER BROS. BACKLOG

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.152 billion at March 31, 1998, compared to $2.126 billion at December 31, 1997 (including amounts relating to TWE's cable television networks of $238 million, in both periods, and to Time Warner's cable television networks of $515 million and $481 million, respectively).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $600 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                            MARCH 31,  DECEMBER 31,
                                                                                              1998         1997
                                                                                              ----         ----
                                                                                                 (MILLIONS)
ASSETS
CURRENT ASSETS

Cash and equivalents........................................................................  $   107     $   322
Receivables, including $465 and $385 million due from Time Warner,
    less allowances of $410 and $424 million................................................    1,840       1,914
Inventories.................................................................................    1,201       1,204
Prepaid expenses............................................................................      190         182
                                                                                               ------       -----
Total current assets........................................................................    3,338       3,622

Noncurrent inventories......................................................................    2,310       2,254
Loan receivable from Time Warner............................................................      400         400
Investments.................................................................................      308         315
Property, plant and equipment...............................................................    6,713       6,557
Cable television franchises.................................................................    4,041       3,063
Goodwill....................................................................................    4,168       3,859
Other assets................................................................................      734         661
                                                                                               ------     -------
Total assets................................................................................  $22,012     $20,731
                                                                                              =======     =======
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................................................  $   834     $ 1,123
Participations and programming costs payable................................................    1,365       1,176
Debt due within one year....................................................................        7           8
Other current liabilities, including $216 and $184 million due to Time Warner...............    1,555       1,667
                                                                                              -------     -------

Total current liabilities...................................................................    3,761       3,974
Long-term debt..............................................................................    7,108       5,990
Other long-term liabilities, including $586 and $477 million due to Time Warner.............    2,181       1,873
Minority interests..........................................................................    1,465       1,210
Preferred stock of subsidiary holding solely a mortgage note of its parent..................      229         233
Time Warner General Partners' Senior Capital................................................    1,140       1,118

PARTNERS' CAPITAL
Contributed capital.........................................................................    7,537       7,537
Undistributed partnership earnings (deficit)................................................   (1,409)     (1,204)
                                                                                              -------     -------
Total partners' capital.....................................................................    6,128       6,333
                                                                                              -------      ------
Total liabilities and partners' capital.....................................................  $22,012     $20,731
                                                                                              =======     =======



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                    (MILLIONS)
Revenues (a)................................................................................   $2,910      $2,600
                                                                                               ------      ------
Cost of revenues (a)(b).....................................................................    1,946       1,665
Selling, general and administrative (a)(b)..................................................      595         606
                                                                                                -----      ------
Operating expenses..........................................................................    2,541       2,271
                                                                                               ------      ------
Business segment operating income...........................................................      369         329
Interest and other, net (a).................................................................     (164)        129
Minority interest...........................................................................      (64)       (108)
Corporate services (a)......................................................................      (18)        (18)
                                                                                                -----      ------
Income before income taxes..................................................................      123         332
Income taxes................................................................................      (15)        (12)
                                                                                                -----      ------
Net income..................................................................................   $  108      $  320
                                                                                               ======      ======

---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three months ended March 31, 1998 and 1997, respectively: revenues-$129 million and $66 million; cost of revenues-$(38) million and $(10) million; selling, general and administrative-$1 million and $19 million; interest and other, net-$2 million and $12 million; and corporate services-$(18) million in both periods.

(b) Includes depreciation and amortization expense of:......................................     $371        $324
                                                                                                 ====        ====





See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                 ---------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                   (MILLIONS)
OPERATIONS
Net income..................................................................................     $108        $320
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................      371         324
Changes in operating assets and liabilities.................................................      (38)       (692)
                                                                                                 ----       -----
Cash provided (used) by operations..........................................................      441         (48)
                                                                                                 ----       -----
INVESTING ACTIVITIES
Investments and acquisitions................................................................     (230)        (31)
Capital expenditures........................................................................     (352)       (331)
Investment proceeds.........................................................................       23         367
                                                                                                -----        ----
Cash provided (used) by investing activities................................................     (559)          5
                                                                                                 ----       -----
FINANCING ACTIVITIES
Borrowings..................................................................................      489         282
Debt repayments.............................................................................     (376)       (318)
Issuance of preferred stock of subsidiary...................................................        -         243
Capital distributions.......................................................................     (172)        (54)
Other.......................................................................................      (38)        (14)
                                                                                                -----       -----
Cash provided (used) by financing activities................................................      (97)        139
                                                                                                -----        ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................     (215)         96
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................      322         216
                                                                                                 ----        ----
CASH AND EQUIVALENTS AT END OF PERIOD.......................................................     $107        $312
                                                                                                 ====        ====







See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (UNAUDITED)

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                              ------------------
                                                                                              1998         1997
                                                                                              ----         ----
                                                                                                 (MILLIONS)
BALANCE AT BEGINNING OF YEAR................................................................   $6,333      $6,574
Net income..................................................................................      108         320
Other comprehensive income (loss)...........................................................      (14)        (13)
                                                                                               ------      ------
Comprehensive income........................................................................       94         307
Distributions...............................................................................     (277)       (139)
Allocation of income to Time Warner General Partners' Senior Capital........................      (22)        (31)
                                                                                               ------      ------
BALANCE AT MARCH 31,........................................................................   $6,128      $6,711
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

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (note 6). Except for start-up losses incurred in connection with the WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $128 million and $107 million in the three months ended March 31, 1998 and 1997, respectively.

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

BASIS OF PRESENTATION

         The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1997. Certain reclassifications have been made to the prior year's financial statements to conform to the 1998 presentation.

2.       ACQUISITIONS AND DISPOSITIONS

TWE-A/N TRANSFERS

         In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

         As part of the TWE-A/N Transfers, TWE exchanged substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers. TWE, in turn, transferred such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This resulted in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, TWE has deconsolidated Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

         In connection with the TWE-A/N Transfers, the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.3% by TWE, 33.3% by Advance/Newhouse and 1.4% indirectly by Time Warner. The TWE-A/N Transfers were accounted for effective as of January 1, 1998.

         On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the three months ended March 31, 1997, revenues of $2.616 billion, depreciation expense of $218 million, operating income before noncash amortization of intangible assets of $465 million, operating income of $342 million and net income of $318 million.

PRIMESTAR

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a new holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

("TSAT"). New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TSAT and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/ Newhouse received an approximate 6% equity interest in New Primestar.

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC which is currently conducting an extensive review of the transaction. There can be no assurance that such approvals will be obtained.

SIX FLAGS

         In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred principally as a result of TWE's continuing guarantees of certain significant long-term obligations of Six Flags relating to the Six Flags Over Texas and Six Flags Over Georgia theme parks.

3.       INVENTORIES

         TWE's inventories consist of:

                                                                        MARCH 31, 1998         DECEMBER 31, 1997
                                                                    ---------------------    ----------------------
                                                                    CURRENT    NONCURRENT      CURRENT   NONCURRENT
                                                                    -------    ----------      -------   ----------
                                                                                       (MILLIONS)
FILM COSTS:
   Released, less amortization.....................................   $  498       $  683      $  545      $  658
   Completed and not released......................................      185           48         170          50
   In process and other............................................       43          644          27         595
   Library, less amortization......................................        -          599           -         612
Programming costs, less amortization...............................      393          336         382         339
Merchandise........................................................       82            -          80           -
                                                                       -----       ------        ----      ------
Total..............................................................   $1,201       $2,310      $1,204      $2,254
                                                                      ======       ======      ======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

4.       INVESTMENTS

         In March 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying 1997 consolidated statement of operations.

5.       PARTNERS' CAPITAL

         TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for stock options granted to employees of TWE based on the amount by which the market price of Time Warner Inc. common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on September 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner Inc. common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner Inc. common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of Time Warner Inc. common stock declines.

         During the three months ended March 31, 1998, TWE accrued $52 million of tax-related distributions and $225 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $72.00 at March 31, 1998 and $62.00 At December 31, 1997. During the three months ended March 31, 1997, TWE accrued $50 million of tax-related distributions and $89 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the three months ended March 31, 1998, TWE paid distributions to the Time Warner General Partners in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions. During the three months ended March 31, 1997, TWE paid the Time Warner General Partners distributions in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions.

6.       SEGMENT INFORMATION

         TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflects the TWE-A/N Transfers effective as of January 1, 1998.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         Information as to the operations of TWE in different business segments is set forth below.

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                 ----------------
                                                                                                 1998       1997
                                                                                                 ----       ----
                                                                                                    (MILLIONS)
Revenues
Filmed Entertainment-Warner Bros............................................................   $1,310      $1,172
Broadcasting-The WB Network.................................................................       45          24
Cable Networks-HBO..........................................................................      512         483
Cable.......................................................................................    1,153       1,020
Intersegment elimination....................................................................     (110)        (99)
                                                                                               ------       -----
Total.......................................................................................   $2,910      $2,600
                                                                                               ======      ======

                                                                                                  THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                    (MILLIONS)
EBITA(1)
Filmed Entertainment-Warner Bros............................................................   $  119      $  106
Broadcasting-The WB Network.................................................................      (38)        (20)
Cable Networks-HBO..........................................................................      109          91
Cable.......................................................................................      307         259
                                                                                               ------       -----
Total.......................................................................................   $  497      $  436
                                                                                               ======      ======

---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three months ended March 31, 1998 and 1997 was $369 million and $329 million, respectively.

                                                                                                   THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                   (MILLIONS)

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros............................................................   $   40      $   40
Broadcasting-The WB Network.................................................................        -           -
Cable Networks-HBO..........................................................................        5           5
Cable.......................................................................................      198         172
                                                                                                -----       -----
Total.......................................................................................   $  243      $  217
                                                                                               ======      ======


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)



                                                                                                  THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                    (MILLIONS)

AMORTIZATION OF INTANGIBLE ASSETS (1)
Filmed Entertainment-Warner Bros............................................................    $  33       $  31
Broadcasting-The WB Network.................................................................        1           -
Cable Networks-HBO..........................................................................        -           -
Cable.......................................................................................       94          76
                                                                                                -----       -----
Total.......................................................................................    $ 128       $ 107
                                                                                                =====       =====

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

7.       COMMITMENTS AND CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

8.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                   (MILLIONS)

Interest expense............................................................................     $141        $115
Cash payments made for interest.............................................................      156         146
Cash payments made for income taxes, net....................................................       20          12
Noncash capital distributions...............................................................      225          89

         Noncash investing activities in the first quarter of 1998 included the TWE-A/N Transfers (Note 2). During the three months ended March 31, 1998, TWE received $148 million of proceeds under its film and television backlog securitization program.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest at that time based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees"). In 1997, two of the original general partners, Warner Cable Communications Inc. ("WCCI") and Time Warner Operations Inc. ("TWOI"), were merged into another original general partner, Warner Communications Inc. (the "WCCI Merger" and the "TWOI Merger," respectively, and collectively, the "1997 General Partner Mergers"). After the 1997 General Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC" ) are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

         In addition to the 1997 General Partner Mergers, WCI acquired two wholly owned subsidiaries of Turner Broadcasting System, Inc. ("TBS") in 1997 that conduct certain of TBS's cable television programming operations in the United Kingdom (the "TBS UK Merger"). The WCCI Merger had no effect on the consolidated results of operations and financial condition of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the 1997 consolidated financial statements of WCI have been restated to reflect the TWOI Merger and the TBS UK Merger effective as of January 1, 1997.

         Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investment in TWE, TW Companies, TBS and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

USE OF EBITA

         WCI evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. The exclusion of noncash amortization charges is consistent with management's belief that WCI's intangible assets, such as music catalogues, contracts and copyrights and the goodwill associated with its brands, are generally increasing in value and importance to WCI's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

         WCI had revenues of $888 million and net income of $42 million for the three months ended March 31, 1998, compared to revenues of $933 million and net income of $135 million for the three months ended March 31, 1997. EBITA decreased to $92 million from $114 million. Operating income decreased to $28 million from $50 million. Despite WCI having a domestic market share of 19.5%, the decrease in revenues principally related to a decline in domestic and international recorded music sales. EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by increased licensing income from direct marketing activities.

         WCI's equity in the pretax income of TWE was $73 million for the three months ended March 31, 1998, compared to $197 million for the three months ended March 31, 1997. TWE's pretax income decreased in 1998 as compared to 1997 principally due to the absence of an approximate $250 million pretax gain recognized by TWE in 1997 in connection with the sale of TWE's interest in E! Entertainment Television, Inc., offset in part by an overall increase in operating income generated by its business segments and a decrease in minority interest expense related to the TWE-Advance/Newhouse Partnership.

         Interest and other, net was $1 million of expense in the first three months of 1998, compared to $16 million of income for the first three months of 1997. Interest expense decreased to $4 million from $9 million. There was other income, net, of $3 million in 1998, compared to $25 million in 1997, principally because of lower gains on foreign exchange contracts and higher losses associated with WCI's receivables securitization program.

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






FINANCIAL CONDITION AND LIQUIDITY
MARCH 31, 1998

         WCI had $8.3 billion of equity at March 31, 1998, compared to $8.5 billion of equity at December 31, 1997. Cash and equivalents increased to $151 million at March 31, 1998, compared to $102 million at December 31, 1997. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

         ATC had $2 billion of equity at March 31, 1998, compared to $2.1 billion at December 31, 1997. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

CASH FLOWS

         In the first three months of 1998, WCI's cash provided by operations amounted to $164 million and reflected $92 million of EBITA, $19 million of noncash depreciation expense and $102 million of distributions from TWE, less $1 million of interest payments, $46 million of income taxes ($35 million of which was paid to TW Companies under a tax sharing agreement) and $2 million related to a reduction in working capital requirements,

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

other balance sheet accounts and noncash items. Cash provided by WCI's operations of $237 million in the first three months of 1997 reflected $114 million of EBITA, $22 million of noncash depreciation expense, $32 million of distributions from TWE and $207 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $7 million of interest payments and $131 million of income taxes ($91 million of which was paid to TW Companies under a tax sharing agreement).

         Cash provided by investing activities was $32 million in the first three months of 1998, compared to cash used by investing activities of $13 million in 1997, principally as a result of a decrease in investment spending and an increase in investment proceeds.

         Cash used by financing activities was $147 million in the first three months of 1998, compared to $202 million in the first three months of 1997, principally as a result of lower advances to TW Companies, offset in part by higher dividend payments of $71 million.

         Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

         WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first three months of 1998, the General Partners received an aggregate $172 million of distributions from TWE, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions. During the first three months of 1997, the General Partners received an aggregate $54 million of distributions, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. Of such aggregate distributions in the first three months of 1998 and 1997, WCI received $102 million and $32 million, respectively, and ATC received $70 million and $22 million, respectively.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           WCI                    ATC
                                                                   -----------------------  ----------------------
                                                                   MARCH 31,  DECEMBER 31,  MARCH 31,  DECEMBER 31,
                                                                     1998         1997        1998         1997
                                                                     ----         ----        ----         ----
                                                                                    (MILLIONS)

ASSETS
CURRENT ASSETS
Cash and equivalents............................................   $  151     $   102        $   -    $      -
Receivables, less allowances of $258 and $264 million...........      700         866            -           -
Inventories.....................................................      137         140            -           -
Prepaid expenses................................................      678         651            -           -
                                                                    -----      ------        -----     -------

Total current assets............................................    1,666       1,759            -           -

Investments in and amounts due to and from TWE..................    2,394       2,423        1,835       1,861
Investments in TW Companies.....................................      103         103           62          62
Other investments...............................................    1,255       1,259          351         352

Music catalogues, contracts and copyrights......................      902         928            -           -
Goodwill........................................................    3,520       3,554            -           -
Other assets, primarily property, plant and equipment...........      412         464            -           -
                                                                   ------      ------        -----       -----
Total assets....................................................  $10,252     $10,490       $2,248      $2,275
                                                                  =======     =======       ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and royalties payable..................................  $   966     $   978       $    -    $      -
Other current liabilities.......................................      375         464            1           1
                                                                   ------      ------        -----      ------
Total current liabilities.......................................    1,341       1,442            1           1

Long-term liabilities, including $313, $251, $229 and
   $187 million due to TW Companies.............................      575         527          229         187

SHAREHOLDERS' EQUITY
Common stock....................................................        1           1            1           1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference..............        -           -            -           -
Paid-in capital.................................................   10,465      10,465        2,708       2,708
Retained earnings (accumulated deficit).........................      339         450          (72)         (4)
                                                                   ------     -------      -------     -------
                                                                   10,805      10,916        2,637       2,705

Due from TW Companies, net......................................   (1,883)     (1,809)        (283)       (282)
Reciprocal interest in TW Companies stock.......................     (586)       (586)        (336)       (336)
                                                                   ------       ------       -----      ------
Total shareholders' equity......................................    8,336       8,521        2,018       2,087
                                                                   ------     -------       ------      ------
Total liabilities and shareholders' equity......................  $10,252     $10,490       $2,248      $2,275
                                                                  =======     =======       ======      ======



See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                WCI                     ATC
                                                                         ----------------        -----------------
                                                                         1998        1997        1998         1997
                                                                         ----        ----        ----         ----
                                                                                           (MILLIONS)
Revenues (a).......................................................     $888         $933       $   -       $   -
                                                                        ----         ----       -----       -----
Cost of revenues (a)(b)............................................      576          606           -           -
Selling, general and administrative (a)(b).........................      284          277           -           -
                                                                        ----         ----       -----       -----
Operating expenses.................................................      860          883           -           -
                                                                        ----         ----       -----       -----
Business segment operating income..................................       28           50           -           -
Equity in pretax income of TWE (a).................................       73          197          50         135
Interest and other, net (a)........................................       (1)          16           5           3
                                                                       -----         ----       -----       -----
Income before income taxes.........................................      100          263          55         138
Income taxes (a)...................................................      (58)        (128)        (27)        (62)
                                                                       -----         -----      -----       -----
Net income.........................................................     $ 42         $135        $ 28        $ 76
                                                                        ====         ====        ====        ====

------------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

Revenues...........................................................      $48         $ 35        $  -       $   -
Cost of revenues...................................................       (9)         (10)          -           -
Selling, general and administrative................................        3           20           -           -
Equity in pretax income of TWE.....................................       (9)          (6)          -           -
Interest and other, net............................................        8           25           -           -
Income taxes.......................................................      (35)         (91)        (21)        (57)

(b)    Includes depreciation and amortization expense of:..........      $83         $ 86        $  -       $   -
                                                                         ===         ====        ====       =====



See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                WCI                     ATC
                                                                         ----------------        -----------------
                                                                         1998        1997        1998         1997
                                                                         ----        ----        ----         ----
                                                                                           (MILLIONS)
OPERATIONS
Net income.........................................................     $ 42         $135        $ 28        $ 76
Adjustments for noncash and nonoperating items:
Depreciation and amortization......................................       83           86           -           -
Excess (deficiency) of distributions over equity in
     pretax income of TWE..........................................       29         (165)         20        (113)
Equity in loss of other investee companies, net of distributions...        8           22           2           2
Changes in operating assets and liabilities........................        2          159           -           -
                                                                        ----         ----       -----       -----
Cash provided (used) by operations.................................      164          237          50         (35)
                                                                        ----         ----        ----        ----
INVESTING ACTIVITIES
Investments and acquisitions.......................................      (11)         (30)          -           -
Capital expenditures...............................................      (20)         (24)          -           -
Investment proceeds................................................       63           41           -           -
                                                                        ----         ----       -----       -----
Cash provided (used) by investing activities.......................       32          (13)          -           -
                                                                        ----         -----      -----       -----
FINANCING ACTIVITIES
Dividends..........................................................      (73)          (2)        (49)         (2)
Decrease (increase) in amounts due from TW Companies, net..........      (74)        (200)         (1)         37
                                                                        ----         -----      -----        ----
Cash provided (used) by financing activities.......................     (147)        (202)        (50)         35
                                                                        ----         -----      -----        ----

INCREASE IN CASH AND EQUIVALENTS...................................       49           22           -           -
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................      102           91           -           -
                                                                        ----         ----       -----       -----
CASH AND EQUIVALENTS AT END OF PERIOD..............................     $151         $113       $   -       $   -
                                                                        ====         ====       =====       =====




See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                             WCI                    ATC
                                                                       ----------------       -----------------
                                                                       1998        1997       1998         1997
                                                                       ----        ----       ----         ----
                                                                                        (MILLIONS)
BALANCE AT BEGINNING OF YEAR.......................................   $8,521       $9,541      $2,087      $2,331

Net income ........................................................       42          135          28          76
Other comprehensive income (loss)..................................      (18)         (21)         (4)         (5)
                                                                      ------        -----      ------       -----
Comprehensive income ..............................................       24          114          24          71

Increase in stock option distribution liability to
   TW Companies (a)................................................     (133)         (53)        (92)        (36)
Dividends..........................................................       (2)           -           -           -
Transfers to TW Companies, net.....................................      (74)        (200)         (1)         37
                                                                       -----        -----       -----       -----

BALANCE AT MARCH 31,...............................................   $8,336       $9,402      $2,018      $2,403
                                                                      ======       ======      ======      ======

------------------
(a)The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $133 million and $53 million for WCI and $92 million and $36 million for ATC were accrued in the first three months of 1998 and 1997, respectively, because of an increase in the market price of Time Warner common stock (Note
   3).




See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

         On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest at that time based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees," see Note 4). In 1997, two of the original general partners, Warner Cable Communications Inc. ("WCCI") and Time Warner Operations Inc. ("TWOI"), were merged into another original general partner, Warner Communications Inc. (the "WCCI Merger" and the "TWOI Merger," respectively, and collectively, the "1997 General Partner Mergers"). After the 1997 General Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the "General Partners."

         In addition to the 1997 General Partner Mergers, WCI acquired two wholly owned subsidiaries of Turner Broadcasting Systems, Inc. ("TBS"), a wholly owned subsidiary of Time Warner Inc. ("Time Warner"), in 1997 that conduct certain of TBS's cable television programming operations in the United Kingdom (the "TBS UK Merger," see Note 2). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the 1997 consolidated financial statements of WCI have been restated to reflect the TWOI Merger and the TBS UK Merger effective as of January 1, 1997.

         WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of their ownership interests in TWE and certain other investments.

BASIS OF PRESENTATION

         The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners for the year ended December 31, 1997. Certain reclassifications have been made to the prior year's financial statements to conform to the 1998 presentation.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

2.       TBS UK MERGER

         In June 1997, WCI acquired TBS's interests in Turner Broadcasting System Europe Limited ("TBSEL") and Turner Entertainment Networks International Limited ("TENIL"), wholly owned subsidiaries of TBS, which conduct certain of TBS's cable television programming operations in the United Kingdom. To acquire TBSEL and TENIL, WCI issued 90,000 shares of a new series of preferred stock. Each share of preferred stock is entitled to a liquidation preference of $1,000 per share and entitles the holder thereof to receive an $80 annual dividend per share, payable in cash on a quarterly basis. The TBS UK Merger was accounted for as a merger of entities under common control effective as of January 1, 1997, similar to the pooling-of-interest method of accounting for business combinations. The operating results of the companies acquired are not material to WCI's results of operations.

3.       TWE

         The General Partners' investment in and amounts due to and from TWE at March 31, 1998 and December 31, 1997 consists of the following:


MARCH 31, 1998                                                                                   WCI          ATC
--------------                                                                                   ---          ---
                                                                                                     (MILLIONS)
Investment in TWE...........................................................................   $2,318      $1,622
Stock option related distributions due from TWE.............................................      309         213
Other net liabilities due to TWE, principally related to home video distribution............     (233)          -
                                                                                                -----      ------
Total.......................................................................................   $2,394      $1,835
                                                                                               ======      ======

DECEMBER 31, 1997                                                                                WCI          ATC
-----------------                                                                                ---          ---
                                                                                                     (MILLIONS)

Investment in TWE...........................................................................   $2,418      $1,691
Stock option related distributions due from TWE.............................................      247         170
Other net liabilities due to TWE, principally related to home video distribution............     (242)          -
                                                                                                -----     -------
Total.......................................................................................   $2,423      $1,861
                                                                                               ======      ======



PARTNERSHIP STRUCTURE AND ALLOCATION OF INCOME

         TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment- Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. TW Companies acquired the 11.22% of the Series A Capital and Residual Capital limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

SUMMARIZED FINANCIAL INFORMATION OF TWE

         Set forth below is summarized financial information of TWE, which reflects the TWE-A/N Transfers (as defined hereinafter) effective as of January 1, 1998.

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                   (MILLIONS)

OPERATING STATEMENT INFORMATION
Revenues....................................................................................   $2,910      $2,600
Depreciation and amortization...............................................................     (371)       (324)
Business segment operating income...........................................................      369         329
Interest and other, net (1).................................................................     (164)        129
Minority interest...........................................................................      (64)       (108)
Income before income taxes..................................................................      123         332
Net income..................................................................................      108         320


------------------
(1) Includes a pretax gain of approximately $250 million recognized in the first three months of 1997 related to the sale of an interest in E! Entertainment Television, Inc.

                                                                                                   THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                -----------------
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                   (MILLIONS)
CASH FLOW INFORMATION
Cash provided (used) by operations..........................................................   $  441      $  (48)
Capital expenditures........................................................................     (352)       (331)
Investments and acquisitions................................................................     (230)        (31)
Investment proceeds.........................................................................       23         367
Borrowings..................................................................................      489         282
Debt repayments.............................................................................     (376)       (318)
Issuance of preferred stock of subsidiary...................................................        -         243
Capital distributions.......................................................................     (172)        (54)
Other financing activities, net.............................................................      (38)        (14)
Increase (decrease) in cash and equivalents.................................................     (215)         96

                                                                                            MARCH 31,  DECEMBER 31,
                                                                                              1998         1997
                                                                                              ----         ----
                                                                                                 (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................................................  $   107    $    322
Total current assets........................................................................    3,338       3,622
Total assets................................................................................   22,012      20,731
Total current liabilities...................................................................    3,761       3,974
Long-term debt .............................................................................    7,108       5,990
Minority interests..........................................................................    1,465       1,210
Preferred stock of subsidiary...............................................................      229         233
General Partners' Senior Capital............................................................    1,140       1,118
Partners' capital...........................................................................    6,128       6,333

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

CAPITAL DISTRIBUTIONS

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1998 and December 31, 1997, the General Partners had recorded $522 million and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $72.00 and $62.00, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 1998, the General Partners received distributions from TWE in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions. During the three months ended March 31, 1997, the General Partners received distributions from TWE in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. Of such aggregate distributions in 1998 and 1997, WCI received $102 million and $32 million, respectively and ATC received $70 million and $22 million, respectively.

TWE-A/N TRANSFERS

         In early 1998, TW Companies (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of TW Companies, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of TW Companies, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has not been guaranteed by the General Partners, but has been guaranteed by TWI Cable and certain of its subsidiaries.

         In connection with the TWE-A/N Transfers, the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.3% by TWE, 33.3% by Advance/Newhouse and 1.4% indirectly by TW Companies. The TWE-A/N Transfers were accounted for effective as of January 1, 1998. For a more comprehensive description of the TWE-A/N Transfers, see Note 2 to the accompanying TWE consolidated financial statements.

PRIMESTAR

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a new holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ("TSAT"). New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TSAT and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar.

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC which is currently conducting an extensive review of the transaction. There can be no assurance that such approvals will be obtained.

SIX FLAGS

         In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred by TWE principally as a result of its continuing guarantees of certain significant long-term obligations of Six Flags relating to the Six Flags Over Texas and Six Flags Over Georgia theme parks.

4.       GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest at March 31, 1998, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

         The portion of TWE debt and accrued interest at March 31, 1998 that was guaranteed by each General Partner is set forth below:


                                                                                               TOTAL GUARANTEED BY
                                                                                              EACH GENERAL PARTNER
                                                                                              --------------------
                 GENERAL PARTNER                                                                   %       AMOUNT
                 ---------------                                                                   -       ------
                                                                                             (DOLLARS IN MILLIONS)
WCI.......................................................................................       59.27     $3,548
ATC.......................................................................................       40.73      2,438
                                                                                                ------     ------
Total.....................................................................................      100.00     $5,986
                                                                                                ======     ======

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

5.       CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

6.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------------------
                                                                                   1998                  1997
                                                                           --------------------  -----------------
                                                                              WCI       ATC          WCI      ATC
                                                                              ---       ---          ---      ---
                                                                                            (MILLIONS)

Cash payments made for interest..........................................    $   1    $    -      $    7   $    -
Cash payments made for income taxes, net.................................       46        21         131       57
Tax-related distributions received from TWE..............................       31        21          30       20
Noncash capital distributions, net.......................................     (133)      (92)        (53)     (36)

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         On May 12, 1998, the U.S. Department of Justice brought a civil action in the United States District Court for the District of Columbia against Primestar, Inc. ("Primestar"), each of its cable company owners, including TWE, and The News Corporation Ltd. and MCI Telecommunications Corporation, to enjoin on antitrust grounds Primestar's proposed acquisition of certain assets relating to the high-power, direct broadcast satellite business of American
Sky Broadcasting LLC. For further information with respect to such proposed acquisition, see Note 2 "Acquisitions and Dispositions," to TWE's consolidated financial statements.

         On April 22, 1998, the purported class actions entitled (i) Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-7226, (ii) Third Street Jazz and Rock Holding Corporation v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc.,
No. 97-8864, and (iii) Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music and Video Distribution, Warner Elektra Atlantic Corporation and EMI Music Distribution, No. 98 Civ. 0612, as described on page I-29 of TWE's Annual
Report on Form 10-K for the year ended December 31, 1997, were consolidated by the Judicial Panel on Multidistrict Litigation before the United States
District Court for the Central District of California for coordinated and consolidated pretrial proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K.

              No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 1998.

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

                          TIME WARNER ENTERTAINMENT COMPANY, L.P.
                          By: Warner Communications Inc.,
                                   as General Partner

                          By:      /S/ RICHARD J. BRESSLER
                             ------------------------------------------
                          Name:    Richard J. Bressler
                          Title:   Executive Vice President and
                                   Chief Financial Officer

                          AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.

                          By:      /s/ RICHARD J. BRESSLER
                             ------------------------------------------
                          Name:    Richard J. Bressler
                          Title:   Executive Vice President and
                                   Chief Financial Officer


Dated:    May 14, 1998

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulations S-K

Exhibit No.      Description of Exhibit
-----------      ----------------------

27               Financial Data Schedule.