Form 10-Q
period 1998-06-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1998-08-13
CIK 893657, 5910, 104650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1998, or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT of 1934 for the transition period from __________________ to __________________.

Commission file number 001-12878


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3666692
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


AMERICAN TELEVISION AND           Delaware                            13-2922502
COMMUNICATIONS CORPORATION        Delaware                            13-2696809
WARNER COMMUNICATIONS INC.     (State or other jurisdiction     (I.R.S. Employer
(Exact name of registrant      of incorporation or              Identification
as specified in its charter)   organization)                    Number)

                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000

    (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]    No [   ]

                     TIME WARNER ENTERTAINMENT COMPANY L.P.
                            AND TWE GENERAL PARTNERS


                               INDEX TO FORM 10-Q

                                                                     PAGE
                                                               -----------------
                                                                          TWE
                                                                        GENERAL
                                                               TWE      PARTNERS
                                                               ---      --------
PART I. FINANCIAL INFORMATION

Management's discussion and analysis of results of operations
  and financial condition....................................   1          22

Consolidated balance sheets at June 30, 1998 and December
  31, 1997...................................................  11          27
Consolidated statements of operations for the three and six
  months ended June 30, 1998 and 1997........................  12          28
Consolidated statements of cash flows for the six months
  ended June 30, 1998 and 1997...............................  13          30
Consolidated statements of partnership capital and
  shareholders' equity for the six months ended June 30,
  1998 and 1997..............................................  14          31
Notes to consolidated financial statements...................  15          32


PART II. OTHER INFORMATION...................................  38

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


RESULTS OF OPERATIONS

         As more fully described herein, TWE's 1998 operating results have been affected by certain cable-related transactions, including (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company (the "Primestar Roll-up Transaction") and (iii) the sale or exchange of certain cable television systems. The effects of these transactions are described elsewhere herein.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


         EBITA and operating income for TWE for the three and six months ended June 30, 1998 and 1997 are as follows:

                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                    -------------------------------     ---------------------------------
                                                        OPERATING                             OPERATING
                                        EBITA            INCOME              EBITA             INCOME
                                    -------------     -------------     ---------------     -------------
                                    1998     1997     1998     1997      1998      1997     1998     1997
                                    ----     ----     ----     ----     ------     ----     ----     ----
                                                                  (MILLIONS)
    ............................
Filmed Entertainment-Warner Bros    $121     $103     $ 88     $ 73     $  240     $209     $174     $148
Broadcasting-The WB Network ....     (23)     (19)     (24)     (19)       (61)     (39)     (63)     (39)
Cable Networks-HBO .............     113       98      113       98        222      189      222      189
Cable(a) .......................     374      243      278      168        681      502      491      351
                                    ----     ----     ----     ----     ------     ----     ----     ----
Total ..........................    $585     $425     $455     $320     $1,082     $861     $824     $649
                                   =====     ====     ====     ====     ======     ====     ====     ====

---------------
(a) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

         TWE had revenues of $2.850 billion and net income of $155 million for the three months ended June 30, 1998, compared to revenues of $2.728 billion and net income of $82 million for the three months ended June 30, 1997. As discussed more fully below, TWE's net income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers and $70 million of net gains recognized by TWE in 1998 relating to the sale or exchange of certain cable television systems), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $17 million and $25 million for the three months ended June 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.327 billion, compared to $1.254 billion in the second quarter of 1997. EBITA increased to $121 million from $103 million. Operating income increased to $88 million from $73 million. Revenues benefited from increases in worldwide television production and distribution, home video and consumer products licensing operations, offset in part by lower worldwide theatrical revenues. EBITA and operating income benefited principally from the revenue gains, as well as a gain on the sale of certain assets.

         Broadcasting - The WB Network. Revenues increased to $61 million, compared to $29 million in the second quarter of 1997. EBITA decreased to a loss of $23 million from a loss of $19 million. Operating losses increased to $24 million from $19 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of prime-time programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased primarily as a result of a lower allocation of losses to a limited partner in the network. In October 1998, The WB Network plans to

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


expand its prime-time programming schedule to five nights a week. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $509 million, compared to $487 million in the second quarter of 1997. EBITA and operating income increased to $113 million from $98 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings.

         Cable. Revenues increased to $1.084 billion, compared to $1.066 billion in the second quarter of 1997. EBITA increased to $374 million from $243 million. Operating income increased to $278 million from $168 million. The Cable division's 1998 operating results were affected by the TWE-A/N Transfers and the deconsolidation of its direct broadcast satellite operations in connection with the Primestar Roll-up Transaction. Excluding the effect of the TWE-A/N Transfers and Primestar Roll-up Transaction, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers and Primestar Roll-up Transaction, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $183 million in the second quarter of 1998, compared to $139 million in the second quarter of 1997. Interest expense increased to $132 million, compared to $120 million in the second quarter of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $51 million in the second quarter of 1998, compared to $19 million in the second quarter of 1997, principally due to higher losses from certain investments accounted for under the equity method of accounting.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         TWE had revenues of $5.760 billion and net income of $263 million for the six months ended June 30, 1998, compared to revenues of $5.328 billion and net income of $402 million for the six months ended June 30, 1997. As discussed more fully below, TWE's net income decreased in 1998 as compared to 1997 principally due to lower, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). Excluding the effect of these transactions, TWE's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $32 million and $37 million for the six months ended June 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


         Filmed Entertainment-Warner Bros. Revenues increased to $2.637 billion, compared to $2.426 billion in the first six months of 1997. EBITA increased to $240 million from $209 million. Operating income increased to $174 million from $148 million. Revenues benefited from increases in worldwide television production and distribution and consumer products licensing operations, offset in part by lower worldwide theatrical and home video revenues. EBITA and operating income benefited principally from the revenue gains.

         Broadcasting - The WB Network. Revenues increased to $106 million, compared to $53 million in the first six months of 1997. EBITA decreased to a loss of $61 million from a loss of $39 million. Operating losses increased to $63 million from $39 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of prime-time programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased principally as a result of a lower allocation of losses to a limited partner in the network. In October 1998, The WB Network plans to expand its prime-time programming schedule to five nights a week. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $1.021 billion, compared to $970 million in the first six months of 1997. EBITA and operating income increased to $222 million from $189 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings.

         Cable. Revenues increased to $2.237 billion, compared to $2.086 billion in the first six months of 1997. EBITA increased to $681 million from $502 million. Operating income increased to $491 million from $351 million. The Cable division's 1998 operating results were affected by the TWE-A/N Transfers and the deconsolidation of its direct broadcast satellite operations in connection with the Primestar Roll-up Transaction. Excluding the effect of the TWE-/AN Transfers and Primestar Roll-up Transaction, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers and the Primestar Roll-up Transaction, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $347 million in the first six months of 1998, compared to $10 million in the first six months of 1997. Interest expense increased to $273 million, compared to $235 million in 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $74 million in the first six months of 1998, compared to other income, net, of $225 million in the first six months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997 and higher losses from certain investments accounted for under the equity method of accounting.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)


FINANCIAL CONDITION AND LIQUIDITY

JUNE 30, 1998


FINANCIAL CONDITION

          TWE had $6.8 billion of debt, $72 million of cash and equivalents (net debt of $6.7 billion), $225 million of preferred stock of a subsidiary, $1.2 billion of Time Warner General Partners' Senior Capital and $6.0 billion of partners' capital at June 30, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased principally as a result of the TWE-A/N Transfers.


DEBT TRANSACTIONS

         In July 1998, TWE borrowed $579 million under its bank credit agreement and paid a distribution to the Time Warner General Partners relating to their Senior Capital interests.

         In April 1998, TWE consummated two previously announced transactions, consisting of the sale of TWE's 49% interest in Six Flags Entertainment Corporation and the Primestar Roll-up Transaction. As a result of these transactions, TWE reduced debt by approximately $540 million.

         In early 1998, TWE-A/N assumed approximately $1 billion of debt from TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, in connection with the TWE-A/N Transfers. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries.


CASH FLOWS

         During the first six months of 1998, TWE's cash provided by operations amounted to $586 million and reflected $1.082 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $469 million of noncash depreciation expense and $135 million of proceeds from TWE's asset securitization program, less $260 million of interest payments, $39 million of income taxes, $36 million of corporate expenses, and $765 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $416 million in the first six months of 1997 reflected $861 million of business segment EBITA and $440 million of noncash depreciation expense, less $243 million of interest payments, $35 million of income taxes, $36 million of corporate expenses and $571 million related to an aggregate reduction in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $493 million in the first six months of 1998, compared to $425 million in the first six months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers that has been included as a reduction of cash flows from investments and acquisitions, offset in part by a $135 million increase

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)


in proceeds from the sale of investments. Capital expenditures were $734 million in the first six months of 1998 and 1997.

         Cash used by financing activities was $343 million in the first six months of 1998, compared to cash provided by financing activities of $86 million in the first six months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first quarter of 1997 and a $95 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.


CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $666 million in the six months ended June 30, 1998, compared to $662 million the six months ended June 30, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $700 million budgeted for the remainder of 1998. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access and other services.


CABLE FINANCING STRATEGY

         Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce either existing debt and/or their share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and TWE-A/N have completed a series of transactions in 1998, as discussed more fully below.

Business Telephony Reorganization

         In July 1998, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization") by combining such operations into a single entity that is

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)

intended to be self-financing. This entity, named Time Warner Telecom LLC ("TW Telecom"), is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Time Warner, MediaOne Group, Inc. ("MediaOne," formerly U S WEST, Inc.) and the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. As a result of the Business Telephony Reorganization, TWE and TWE-A/N do not have continuing equity interests in these business telephony operations.

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest which, upon conversion, will dilute each of the common equity holders' interests accordingly. Each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

         The aggregate $425 million of capital contributed by Microsoft and Compaq is expected to be used by the Road Runner Joint Venture to continue to expand the roll out of high-speed Internet access services. In addition, as a result of Time Warner Cable being a retailer of the Road Runner business in its franchise areas whereby Time Warner Cable's technologically advanced, high-capacity cable architecture will be used to provide these high-speed Internet access services, Time Warner Cable will initially retain 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these on-line services to its cable subscribers. Time Warner Cable's share of these revenues is expected to change periodically to 75% of subscription revenues and 25% of national advertising and transactional revenues by 2006.

Primestar Roll-up Transaction

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

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


WARNER BROS. BACKLOG

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.225 billion at June 30, 1998, compared to $2.126 billion at December 31, 1997 (including amounts relating to TWE's cable television networks of $222 million and $238 million, respectively, and to Time Warner's cable television networks of $568 million and $481 million, respectively).

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


YEAR 2000 TECHNOLOGY PREPAREDNESS

         TWE, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Older computer programs, computer hardware and chip-based devices may fail to recognize dates beginning on January 1, 2000 as being valid dates, and as a result may fail to operate or may operate improperly when such dates are introduced.

         TWE's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of TWE, and technological operations dependent in some way on one or more third parties. The majority of TWE's exposure to potential Year 2000 problems is in the latter area. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on TWE.

         In the former area, technological operations in the sole control of TWE, TWE is engaged in a thorough process involving the identification and remediation of affected technological functions. TWE has generally completed the process of identifying significant potential Year 2000 difficulties and has an action plan in place to address them. At present, it is anticipated that the action plan will be successfully completed in all material respects in advance of January 1, 2000, and that its cost to TWE will not be material.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)

         In the latter area, technological operations dependent in some way on one or more third parties, the situation is much less in TWE's ability to predict or control, although TWE has in place an extensive system to test for and attempt to resolve potential Year 2000 difficulties. TWE's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, TWE's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of TWE's headend equipment that controls cable set-top boxes is presently not Year 2000 compliant. The box manufacturers are working with cable industry groups towards a solution that is presently expected to be implemented successfully before the end of 1999; however, that process is not within TWE's control. In other cases, TWE's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that result in the interruption of its signal, TWE will be unable to provide that signal to its cable customers. Moreover, TWE is dependent, like all large companies, on the continued functioning of basic, heavily computerized services such as banking and telephony. TWE is making considerable efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to TWE of non-compliance by those third parties or of securing such services from compliant third parties. However, TWE believes that it is in no worse position, and likely a better one, than most U.S.-based companies of its size with respect to the potential for Year 2000 problems and their impact.


CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This filing, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow and forecasting ongoing debt reduction. Words such as "anticipate", "estimate", "expects", "projects", "intends", "plans", "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes.

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

     For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)


     equipment rates or other terms of service (or any failure to reduce rate regulation as is presently mandated by statute) or opposition to franchise renewals; the failure of new equipment (such as digital set-top boxes) or services to function properly, to appeal to enough consumers or to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

     For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases to offset higher programming costs (and the negative impact on premium programmers of increases in basic cable rates); the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

         In addition, TWE's overall financial strategy, including improved financial ratios and a strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, Year 2000 compliance failures and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                              JUNE 30,  DECEMBER 31,
                                                                                                1998        1997
                                                                                              -------   -----------
                                                                                                    (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents........................................................................  $    72     $   322
Receivables, including $556 and $385 million due from Time Warner,
    less allowances of $410 and $424 million................................................    2,199       1,914
Inventories.................................................................................    1,226       1,204
Prepaid expenses............................................................................      183         182
                                                                                              -------     -------

Total current assets........................................................................    3,680       3,622

Noncurrent inventories......................................................................    2,364       2,254
Loan receivable from Time Warner............................................................      400         400
Investments.................................................................................      543         315
Property, plant and equipment...............................................................    6,360       6,557
Cable television franchises.................................................................    4,061       3,063
Goodwill....................................................................................    4,114       3,859
Other assets................................................................................      631         661
                                                                                              -------     -------

Total assets................................................................................  $22,153     $20,731
                                                                                              =======     =======


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable............................................................................ $    864     $ 1,123
Participations and programming costs payable................................................    1,340       1,176
Debt due within one year....................................................................        7           8
Other current liabilities, including $274 and $184 million due to Time Warner...............    1,653       1,667
                                                                                              -------     -------

Total current liabilities...................................................................    3,864       3,974

Long-term debt..............................................................................    6,771       5,990
Other long-term liabilities, including $740 and $477 million due to Time Warner.............    2,670       1,873
Minority interests..........................................................................    1,477       1,210
Preferred stock of subsidiary holding solely a mortgage note of its parent..................      225         233
Time Warner General Partners' Senior Capital................................................    1,163       1,118

PARTNERS' CAPITAL
Contributed capital.........................................................................    7,537       7,537
Undistributed partnership earnings (deficit)................................................   (1,554)     (1,204)
                                                                                              -------     -------

Total partners' capital.....................................................................    5,983       6,333
                                                                                              -------     -------

Total liabilities and partners' capital.....................................................  $22,153     $20,731
                                                                                              =======     =======


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                          THREE MONTHS                SIX MONTHS
                                                                         ENDED JUNE 30,            ENDED JUNE 30,
                                                                      -------------------       -------------------
                                                                       1998         1997         1998         1997
                                                                      ------       ------       ------       ------
                                                                                       (MILLIONS)
Revenues (a).......................................................   $2,850       $2,728       $5,760       $5,328
                                                                      ------       ------       ------       ------

Cost of revenues (a)(b)............................................    1,806        1,782        3,752        3,447
Selling, general and administrative (a)(b).........................      589          626        1,184        1,232
                                                                      ------       ------       ------       ------

Operating expenses.................................................    2,395        2,408        4,936        4,679
                                                                      ------       ------       ------       ------

Business segment operating income..................................      455          320          824          649
Interest and other, net (a)........................................     (183)        (139)        (347)         (10)
Minority interest..................................................      (82)         (56)        (146)        (164)
Corporate services (a).............................................      (18)         (18)         (36)         (36)
                                                                      ------       ------       ------        -----

Income before income taxes.........................................      172          107          295          439
Income taxes.......................................................      (17)         (25)         (32)         (37)
                                                                      ------       ------       ------        -----

Net income.........................................................   $  155       $   82       $  263       $  402
                                                                      ======       ======       ======       ======

---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year: revenues-$118 million and $247 million in 1998, $55 million and $121 million in 1997; cost of revenues-$(55) million and $(93) million in 1998, $(26) million and $(36) million in 1997; selling, general and administrative-$(3) million and $(2) million in 1998, $21 million and $40 million in 1997; interest and other, net-$3 million and $5 million in 1998, $5 million and $17 million in 1997; and corporate services-$(18) million and $(36) million in each of 1998 and 1997.

(b) Includes depreciation and amortization expense of:.............    $  356       $  328       $  727       $  652
                                                                       ======       ======       ======       ======


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                ------------------
                                                                                                1998         1997
                                                                                                -----        -----
                                                                                                    (MILLIONS)
OPERATIONS
Net income..................................................................................    $ 263        $ 402
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................      727          652
Changes in operating assets and liabilities.................................................     (404)        (638)
                                                                                                -----        -----

Cash provided by operations.................................................................      586          416
                                                                                                -----        -----

INVESTING ACTIVITIES
Investments and acquisitions................................................................     (265)         (62)
Capital expenditures........................................................................     (734)        (734)
Investment proceeds.........................................................................      506          371
                                                                                                -----        -----

Cash used by investing activities...........................................................     (493)        (425)
                                                                                                -----        -----

FINANCING ACTIVITIES
Borrowings..................................................................................      503          428
Debt repayments.............................................................................     (492)        (323)
Issuance of preferred stock of subsidiary...................................................       -           243
Capital distributions.......................................................................     (298)        (203)
Other.......................................................................................      (56)         (59)
                                                                                                -----        -----

Cash provided (used) by financing activities................................................     (343)          86
                                                                                                -----        -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................     (250)          77

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................      322          216
                                                                                                -----        -----

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................    $  72        $ 293
                                                                                                =====        =====


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (UNAUDITED)


                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                               -------------------
                                                                                                1998         1997
                                                                                               ------       ------
                                                                                                   (MILLIONS)
BALANCE AT BEGINNING OF YEAR................................................................   $6,333       $6,574

Net income..................................................................................      263          402
Other comprehensive income (loss)...........................................................      (16)         (14)
                                                                                                -----       ------
Comprehensive income........................................................................      247          388

Distributions...............................................................................     (552)        (369)
Allocation of income to Time Warner General Partners' Senior Capital........................      (45)         (62)
                                                                                                -----        -----

BALANCE AT JUNE 30,.........................................................................   $5,983       $6,531
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

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $130 million and $105 million in the three months ended June 30, 1998 and 1997, respectively and $258 million and $212 million for the six months ended June 30, 1998 and 1997, respectively.

         Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").


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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), effective for years beginning after June 15, 1999, with early application encouraged. The new rules establish standards requiring that all derivative financial instruments, such as foreign exchange contracts, be recognized and measured at fair value regardless of the purpose or intent for holding them. TWE plans to adopt FAS 133 effective as of July 1, 1998, and it is not expected that the adoption will have a material effect on TWE's financial statements.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


2.       ACQUISITIONS AND DISPOSITIONS

CABLE TRANSACTIONS

         In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of their cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have completed a series of transactions in 1998 related to the cable television business and related ancillary businesses that either reduced existing debt and/or TWE's share of future funding requirements for such businesses. These transactions are discussed more fully below.

Business Telephony Reorganization

         In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization"), whereby (i) the operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("TW Telecom"), and then (ii) TWE and TWE-A/N's interests in TW Telecom were distributed to their partners, Time Warner, MediaOne and Advance/Newhouse. TW Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. As a result of the Business Telephony Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. TWE and TWE-A/N do not have continuing equity interests in these business telephony operations. TWE and TWE-A/N recorded the distribution of their business telephony operations to their respective partners based on the approximate $235 million historical cost of the net assets.


Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar

         In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to herein as the "Primestar Roll-up Transaction".

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. The parties have had discussions with the U.S. Department of Justice in an attempt to restructure the transaction and reach a resolution on such matters, but there can be no assurance that an agreement can be reached or that necessary governmental and regulatory approvals will be obtained.

TWE-A/N Transfers

         In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

         As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, Time Warner has consolidated Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


         In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.3% by TWE, 33.3% by Advance/Newhouse and 1.4% indirectly by Time Warner. The TWE-A/N Transfers were accounted for effective as of January 1, 1998. Time Warner did not recognize a gain or loss on the TWE-A/N Transfers. TWE has continued to consolidate TWE-A/N and Time Warner has accounted for its interest in TWE-A/N under the equity method of accounting.

         On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the three and six months ended June 30, 1997, respectively, revenues of $2.742 billion and $5.358 billion, depreciation expense of $225 million and $443 million, operating income before noncash amortization of intangible assets of $455 million and $920 million, operating income of $334 million and $676 million, and net income of $82 million and $400 million.

Sale or Exchange of Cable Television Systems

         In 1998 and 1997, in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net, pretax gains of approximately $70 million for the three months ended June 30, 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively. Such amounts have been included in operating income in the accompanying consolidated statement of operations.


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


E! ENTERTAINMENT TELEVISION, INC.

         In March 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations for the six months ended June 30, 1997.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


3.       INVENTORIES

         TWE's inventories consist of:

                                                                         JUNE 30, 1998         DECEMBER 31, 1997
                                                                      --------------------    --------------------
                                                                      CURRENT   NONCURRENT    CURRENT   NONCURRENT
                                                                      -------   ----------    -------   ----------
                                                                                      (MILLIONS)
Film costs:
   Released, less amortization.....................................   $  487      $  686      $  545      $  658
   Completed and not released......................................      241          67         170          50
   In process and other............................................       59         701          27         595
   Library, less amortization......................................      -           586         -           612
Programming costs, less amortization...............................      366         324         382         339
Merchandise........................................................       73         -            80         -
                                                                      ------      ------      ------      ------
Total..............................................................   $1,226      $2,364      $1,204      $2,254
                                                                      ======      ======      ======      ======


4.       PARTNERS' CAPITAL

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

         During the six months ended June 30, 1998, TWE accrued $138 million of tax-related distributions and $414 million of stock option distributions, based on closing prices of Time Warner common stock of $85.44 at June 30, 1998 and $62.00 at December 31, 1997. During the six months ended June 30, 1997, TWE accrued $192 million of tax-related distributions and $177 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. In the six months ended June 30, 1998, TWE paid distributions to the Time Warner General Partners in the amount of $298 million, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions. In the six months ended June 30, 1997, TWE paid the Time Warner General Partners distributions in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. In July 1998, TWE borrowed $579 million under its bank credit agreement and paid a distribution to the Time Warner General Partners relating to their Senior Capital interests.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


5.       SEGMENT INFORMATION

         TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflects the TWE-A/N Transfers effective as of January 1, 1998 and the Primestar Roll-up Transaction effective as of April 1, 1998.

         Information as to the operations of TWE in different business segments is set forth below.

                                                                         THREE MONTHS             SIX MONTHS
                                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                                      ------------------      ------------------
                                                                       1998        1997        1998        1997
                                                                      ------      ------      ------      ------
                                                                                      (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros...................................   $1,327      $1,254      $2,637      $2,426
Broadcasting-The WB Network........................................       61          29         106          53
Cable Networks-HBO.................................................      509         487       1,021         970
Cable..............................................................    1,084       1,066       2,237       2,086
Intersegment elimination...........................................     (131)       (108)       (241)       (207)
                                                                      ------      ------      ------      ------

Total..............................................................   $2,850      $2,728      $5,760      $5,328
                                                                      ======      ======      ======      ======


                                                                         THREE MONTHS              SIX MONTHS
                                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                                      ------------------       ------------------
                                                                       1998        1997         1998         1997
                                                                       ----        ----         ----         ----
                                                                                      (MILLIONS)
EBITA(1)
Filmed Entertainment-Warner Bros...................................    $121        $103        $  240        $209
Broadcasting-The WB Network........................................     (23)        (19)          (61)        (39)
Cable Networks-HBO.................................................     113          98           222         189
Cable(2)...........................................................     374         243           681         502
                                                                       ----        ----        ------        ----

Total..............................................................    $585        $425        $1,082        $861
                                                                       ====        ====        ======        ====

----------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year was $455 million and $824 million in 1998 and $320 million and $649 million in 1997.

(2) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million recognized in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


                                                                         THREE MONTHS             SIX MONTHS
                                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                                      ------------------      ------------------
                                                                       1998        1997        1998        1997
                                                                      ------      ------      ------      ------
                                                                                      (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros...................................    $ 38        $ 41        $ 78        $ 81
Broadcasting-The WB Network........................................       -           1           -           1
Cable Networks-HBO.................................................       5           5          10          10
Cable..............................................................     183         176         381         348
                                                                       ----        ----        ----        ----

Total..............................................................    $226        $223        $469        $440
                                                                       ====        ====        ====        ====


                                                                         THREE MONTHS             SIX MONTHS
                                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                                      ------------------      ------------------
                                                                       1998        1997        1998        1997
                                                                      ------      ------      ------      ------
                                                                                      (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS (1)
Filmed Entertainment-Warner Bros...................................    $ 33        $ 30        $ 66        $ 61
Broadcasting-The WB Network........................................       1          -            2          -
Cable Networks-HBO.................................................      -           -           -           -
Cable..............................................................      96          75         190         151
                                                                       ----        ----        ----        ----

Total..............................................................    $130        $105        $258        $212
                                                                       ====        ====        ====        ====

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.


6.       COMMITMENTS AND CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.


7.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                 ----------------
                                                                                                 1998        1997
                                                                                                 ----        ----
                                                                                                    (MILLIONS)
Interest expense............................................................................     $273        $235
Cash payments made for interest.............................................................      260         243
Cash payments made for income taxes, net....................................................       39          35
Noncash capital distributions...............................................................      414         177

         Noncash investing activities in the first six months of 1998 included the TWE-A/N Transfers, the Primestar Roll-up Transaction and the exchange of certain cable television systems (Note 2). During the six months ended June 30, 1998, TWE received $135 million of proceeds under its asset securitization program.

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

         The WCCI Merger had no effect on the consolidated results of operations and financial condition of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger has been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the 1997 consolidated financial statements of WCI have been restated to reflect the TWOI Merger effective as of January 1, 1997.

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


USE OF EBITA

         WCI evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. The exclusion of noncash amortization charges is consistent with management's belief that WCI's intangible assets, such as music catalogues and copyrights and the goodwill associated with its brands, are generally increasing in value and importance to WCI's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

         WCI had revenues of $905 million and net income of $77 million for the three months ended June 30, 1998, compared to revenues of $830 million and net income of $33 million for the three months ended June 30, 1997. EBITA increased to $94 million from $93 million. Operating income increased to $26 million from $21 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of new releases from popular established artists and movie soundtracks. At the end of June 1998, WCI had a leading domestic market share of 20%, as measured by SoundScan. EBITA and operating income increased principally as a result of the revenue gains, offset in part by the absence of certain one-time gains recognized in 1997.

         WCI's equity in the pretax income of TWE was $102 million for the three months ended June 30, 1998, compared to $63 million for the three months ended June 30, 1997. TWE's pretax income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including $70 million of net gains recognized by TWE in 1998 relating to the sale or exchange of certain cable television systems and the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers. As used herein, the TWE-A/N Transfers refer to the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions.

         Interest and other, net was $16 million of income for the three months ended June 30, 1998, compared to $14 million of income for the three months ended June 30, 1997. Interest expense increased to $6 million from $2 million. There was other income, net, of $22 million in 1998, compared to $16 million in 1997, principally because of an increase in interest income relating to a $610 million note receivable from TW Companies (the "TW Companies Note Receivable") received in connection with the 1997 sale of WCI's interest in Hasbro, Inc., offset in part by the absence of a gain on the sale of an investment recognized in 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         WCI had revenues of $1.793 billion and net income of $119 million for the six months ended June 30, 1998, compared to revenues of $1.769 billion and net income of $161 million for the six months ended June 30, 1997. EBITA decreased to $186 million from $200 million. Operating income decreased to $54 million from $64 million. Revenues benefited from an increase in domestic recorded music sales, which more than offset a marginal decrease in international recorded music sales. The increase in domestic recorded music revenues principally related to higher compact disc sales of new releases from popular established artists and movie soundtracks. At the end of June 1998, WCI had a leading domestic market share of 20%, as measured by SoundScan. Despite the revenue increase, EBITA and operating income declined principally as a result of the absence of certain one-time gains recognized in 1997.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)


         WCI's equity in the pretax income of TWE was $175 million for the six months ended June 30, 1998, compared to $260 million for the six months ended June 30, 1997. TWE's pretax income decreased in 1998 as compared to 1997 principally due to lower, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. Excluding the effect of these transactions, TWE's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

         Interest and other, net was $15 million of income for the six months ended June 30, 1998, compared to $30 million of income for the six months ended June 30, 1997. Interest expense decreased to $10 million from $11 million. There was other income, net, of $25 million in 1998, compared to other income, net, of $41 million in 1997, principally because of lower gains on foreign exchange contracts and the absence of a gain on the sale of an investment recognized in 1997, offset in part by an increase in interest income relating to the TW Companies Note Receivable.

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


FINANCIAL CONDITION AND LIQUIDITY

JUNE 30, 1998

         WCI had $8.4 billion of equity at June 30, 1998, compared to $8.5 billion of equity at December 31, 1997. Cash and equivalents increased to $141 million at June 30, 1998, compared to $102 million at December 31, 1997. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

         ATC had $2 billion of equity at June 30, 1998, compared to $2.1 billion at December 31, 1997. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.


CASH FLOWS

         In the first six months of 1998, WCI's cash provided by operations amounted to $115 million and reflected $186 million of EBITA, $38 million of noncash depreciation expense and $177 million of distributions from TWE, less $5 million of interest payments, $103 million of income taxes ($71 million of which was paid to TW Companies under a tax sharing agreement) and $178 million related to an aggregate reduction in working capital requirements, other balance sheet accounts and noncash items. Cash provided by WCI's operations of $218 million in the first six months of 1997 reflected $200 million of EBITA, $41 million of noncash depreciation expense, $120 million of distributions from TWE and $52 million related to an aggregate reduction in working capital requirements, other

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


balance sheet accounts and noncash items, less $7 million of interest payments and $188 million of income taxes ($120 million of which was paid to TW Companies under a tax sharing agreement).

         Cash used by investing activities was $2 million in the first six months of 1998, compared to $23 million in 1997, principally as a result of a decrease in investment spending and capital expenditures.

         Cash used by financing activities was $74 million in the first six months of 1998, compared to $152 million in the first six months of 1997, principally as a result of lower advances to TW Companies, offset in part by increased dividend payments of $92 million.

         Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

         WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the first six months of 1998, the General Partners received an aggregate $298 million of distributions from TWE, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions. During the first six months of 1997, the General Partners received an aggregate $203 million of distributions, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. Of such aggregate distributions in the first six months of 1998 and 1997, WCI received $177 million and $120 million, respectively, and ATC received $121 million and $83 million, respectively. In July 1998, the Time Warner General Partners received a $579 million distribution relating to their Senior Capital interests. Of such amount, WCI and ATC received $343 million and $236 million, respectively.


YEAR 2000 TECHNOLOGY PREPAREDNESS

         WCI, together with TWE and like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Older computer programs, computer hardware and chip-based devices may fail to recognize dates beginning on January 1, 2000 as being valid dates, and as a result may fail to operate or may operate improperly when such dates are introduced.

         WCI's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of WCI and technological operations dependent in some way on one or more third parties. The majority of WCI's exposure to potential Year 2000 problems is in the latter area. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on WCI.

         In the former area, technological operations in the sole control of WCI, WCI is engaged in a thorough process involving the identification and remediation of affected technological functions. WCI has generally completed the process of identifying significant potential Year 2000 difficulties and has an action plan in place to address them. At present, it is anticipated that the action plan will be successfully completed in all material respects in advance of January 1, 2000, and that its cost to WCI will not be material.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


         In the latter area, technological operations dependent in some way on one or more third parties, the situation is much less in WCI's ability to predict or control, although WCI has in place an extensive system to test for and attempt to resolve potential Year 2000 difficulties. WCI's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, WCI's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. In other cases, WCI's third party dependence is on suppliers of products or services that are themselves computer-intensive. Moreover, WCI is dependent on the continued functioning of basic, heavily computerized services such as banking and telephony. WCI is making considerable efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to WCI of non-compliance by those third parties or of securing such services from compliant third parties. However, WCI believes that it is in no worse position, and likely a better one, than most U.S.-based companies of its size with respect to the potential for Year 2000 problems and their impact.

         In addition to the foregoing areas, WCI is also exposed to potential Year 2000 problems encountered by TWE in technological operations under its sole control and in TWE's technological operations dependent in some way on one or more third parties. ATC, while not having any independent operations, is similarly exposed to potential Year 2000 problems encountered by TWE. Although WCI and ATC anticipate that TWE will successfully complete its efforts to be Year 2000 compliant in all material respects in advance of January 1, 2000, failure by TWE to achieve high levels of Year 2000 compliance could have a material adverse impact on WCI and ATC. For a discussion of TWE's Year 2000 technology preparedness, see TWE's Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           WCI                        ATC
                                                                 -----------------------     ----------------------
                                                                 JUNE 30,    DECEMBER 31,    JUNE 30,   DECEMBER 31,
                                                                   1998          1997          1998         1997
                                                                   ----          ----          ----         ----
                                                                                     (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents............................................  $   141       $   102       $   -        $   -
Receivables, less allowances of $269 and $264 million...........      758           866           -            -
Inventories.....................................................      151           140           -            -
Prepaid expenses................................................      692           651           -            -
                                                                  -------       -------       ------       ------

Total current assets............................................    1,742         1,759           -            -

Investments in and amounts due to and from TWE..................    2,439         2,423        1,851        1,861
Investments in TW Companies.....................................      103           103           62           62
Other investments...............................................    1,241         1,259          355          352

Music catalogues, contracts and copyrights......................      878           928           -            -
Goodwill........................................................    3,575         3,554           -            -
Other assets, primarily property, plant and equipment...........      414           464           -            -
                                                                  -------       -------       ------       ------

Total assets....................................................  $10,392       $10,490       $2,268       $2,275
                                                                  =======       =======       ======       ======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and royalties payable..................................  $   939       $   978       $   -        $   -
Other current liabilities.......................................      344           464            1            1
                                                                  -------       -------       ------       ------

Total current liabilities.......................................    1,283         1,442            1            1

Long-term liabilities, including $397, $251, $290 and
   $187 million due to TW Companies.............................      712           527          290          187

SHAREHOLDERS' EQUITY
Common stock....................................................        1             1            1            1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference..............      -             -             -            -
Paid-in capital.................................................   10,465        10,465        2,708        2,708
Retained earnings (accumulated deficit).........................      302           450         (105)          (4)
                                                                  -------       -------       ------       ------
                                                                   10,768        10,916        2,604        2,705

Due from TW Companies, net......................................   (1,785)       (1,809)        (291)        (282)
Reciprocal interest in TW Companies stock.......................     (586)         (586)        (336)        (336)
                                                                  --------      -------       ------       ------

Total shareholders' equity......................................    8,397         8,521        1,977        2,087
                                                                  -------       -------       ------       ------

Total liabilities and shareholders' equity......................  $10,392       $10,490       $2,268       $2,275
                                                                  =======       =======       ======       ======


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                           WCI                        ATC
                                                                   ------------------          -----------------
                                                                   1998          1997          1998         1997
                                                                   ----          ----          ----         ----
                                                                                     (MILLIONS)
Revenues (a)....................................................   $905          $830          $  -         $  -
                                                                   ----          ----          ----         ----

Cost of revenues (a)(b).........................................    555           538             -            -
Selling, general and administrative (a)(b)......................    324           271             -            -
                                                                   ----          ----          ----         ----
Operating expenses..............................................    879           809             -            -
                                                                   ----          ----          ----         ----

Business segment operating income...............................     26            21             -            -
Equity in pretax income of TWE (a)..............................    102            63            70           44
Interest and other, net (a).....................................     16            14             9            8
                                                                   ----          ----          ----         ----

Income before income taxes......................................    144            98            79           52
Income taxes (a)................................................    (67)          (65)          (33)         (26)
                                                                   ----           ----         ----         ----

Net income......................................................   $ 77          $ 33          $ 46         $ 26
                                                                   ====          ====          ====         ====

------------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General
     Partners:

Revenues........................................................   $ (2)         $ 30          $  -         $  -
Cost of revenues................................................     (2)          (10)            -            -
Selling, general and administrative.............................     (5)            5             -            -
Equity in pretax income of TWE..................................     (3)            -             -            -
Interest and other, net.........................................     30             9             -            -
Income taxes....................................................    (36)          (29)          (26)         (16)

(b)    Includes depreciation and amortization expense of:.......   $ 87          $ 91          $  -         $  -
                                                                   ====          ====          ====         ====


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                           WCI                      ATC
                                                                  ---------------------       ----------------
                                                                   1998          1997         1998        1997
                                                                   ----          ----         ----        ----
                                                                                     (MILLIONS)
Revenues (a)....................................................  $1,793        $1,769        $  -        $  -
                                                                  ------        ------        ----        ----

Cost of revenues (a)(b).........................................   1,131         1,151           -           -
Selling, general and administrative (a)(b)......................     608           554           -           -
                                                                  ------        ------        ----        ----

Operating expenses..............................................   1,739         1,705           -           -
                                                                  ------        ------        ----        ----

Business segment operating income...............................      54            64           -           -
Equity in pretax income of TWE (a)..............................     175           260         120         179
Interest and other, net (a).....................................      15            30          14          11
                                                                  ------        ------        ----        ----

Income before income taxes......................................     244           354         134         190
Income taxes (a)................................................    (125)         (193)        (60)        (88)
                                                                  ------        ------        ----        ----

Net income......................................................  $  119        $  161        $ 74        $102
                                                                  ======        ======        ====        ====

------------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

Revenues........................................................  $   46        $   65        $  -        $  -
Cost of revenues................................................     (11)          (20)          -           -
Selling, general and administrative.............................      (2)           25           -           -
Equity in pretax income of TWE..................................     (12)           (5)          -           -
Interest and other, net.........................................      38            34           -           -
Income taxes....................................................     (71)         (120)        (47)        (73)

(b)    Includes depreciation and amortization expense of:.......  $  170        $  177        $  -        $  -
                                                                  ======        ======        ====        ====


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                              WCI                     ATC
                                                                      -----------------         ----------------
                                                                      1998         1997         1998        1997
                                                                      ----         ----         ----        ----
                                                                                      (MILLIONS)
OPERATIONS
Net income.........................................................   $ 119        $ 161        $ 74        $102
Adjustments for noncash and nonoperating items:
Depreciation and amortization......................................     170          177          -           -
Deficiency (excess) of equity in pretax income of TWE
     over distributions............................................       2         (140)          1         (96)
Equity in (income) loss of other investee companies, net of
     distributions.................................................      48           (5)         -           -
Changes in operating assets and liabilities........................    (224)          25          (1)          5
                                                                      -----        -----        ----        ----

Cash provided by operations........................................     115          218          74          11
                                                                      -----        -----        ----        ----


INVESTING ACTIVITIES
Investments and acquisitions.......................................     (22)         (30)         -           -
Capital expenditures...............................................     (44)         (62)         -           -
Investment proceeds................................................      64           69          -           -
                                                                      -----        -----        ----        ----

Cash used by investing activities..................................      (2)         (23)         -           -
                                                                      -----        -----        ----        ----


FINANCING ACTIVITIES
Dividends..........................................................     (98)          (6)        (65)         (5)
Decrease (increase) in amounts due from TW Companies, net..........      24         (146)         (9)         (6)
                                                                      -----        -----        ----        ----

Cash used by financing activities..................................     (74)        (152)        (74)        (11)
                                                                      -----        -----        ----        ----


INCREASE IN CASH AND EQUIVALENTS...................................      39           43          -           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................     102           91          -           -
                                                                      -----        -----        ----        ----

CASH AND EQUIVALENTS AT END OF PERIOD..............................   $ 141        $ 134        $ -       $   -
                                                                      =====        =====        ====       =====


See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                           WCI                      ATC
                                                                   -------------------       -------------------
                                                                    1998         1997         1998         1997
                                                                    ----         ----         ----         ----
                                                                                    (MILLIONS)
BALANCE AT BEGINNING OF YEAR....................................   $8,521       $9,541       $2,087       $2,331

Net income......................................................      119          161           74          102
Other comprehensive income (loss)...............................      (19)         (33)          (7)          (6)
                                                                   ------       ------       ------        ------
Comprehensive income (loss).....................................      100          128           67           96

Increase in stock option distribution liability to
   TW Companies (a).............................................     (246)        (105)        (168)         (72)
Issuance of preferred stock.....................................      -             38          -           -
Dividends.......................................................       (3)         -            -           -
Transfers to TW Companies, net..................................       24         (146)          (9)          (6)
Other...........................................................        1            4          -           -
                                                                   ------       ------       ------       ------

BALANCE AT JUNE 30,.............................................   $8,397       $9,460       $1,977       $2,349
                                                                   ======       ======       ======       ======

------------------
(a)  The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $246 million and $105 million for WCI and $168 million and
     $72 million for ATC were accrued in the first six months of 1998 and 1997, respectively, because of an increase in the market price of Time Warner common stock (Note 2).


See accompanying notes.










                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

         On June 30, 1992, thirteen direct or indirect subsidiaries of Time
Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed
Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time
Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest at that time based on the relative fair value of the net assets each contributed to TWE (the
"General Partner Guarantees," see Note 3). In 1997, two of the original general partners, Warner Cable Communications Inc. ("WCCI") and Time Warner Operations
Inc. ("TWOI"), were merged into another original general partner, Warner
Communications Inc. (the "WCCI Merger" and the "TWOI Merger," respectively, and collectively, the "1997 General Partner Mergers"). After the 1997 General
Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the "General Partners."

         The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger has been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the 1997 consolidated financial statements of WCI have been restated to reflect the TWOI Merger effective as of January 1, 1997.

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

         In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS
133"), effective for years beginning after June 15, 1999, with










                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


early application encouraged. The new rules establish standards requiring that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized and measured at fair value regardless of the purpose or intent for holding them. WCI plans to adopt FAS 133 effective as of July 1, 1998, and it is not expected that the adoption will have a material effect on WCI's financial statements.


2.       TWE

         The General Partners' investment in and amounts due to and from TWE at June 30, 1998 and December 31, 1997 consists of the following:


JUNE 30, 1998                                                                                   WCI         ATC
-------------                                                                                  ------      ------
                                                                                                   (MILLIONS)
Investment in TWE...........................................................................   $2,254      $1,578
Stock option related distributions due from TWE.............................................      398         273
Other net liabilities due to TWE, principally related to home video distribution............     (213)        -
                                                                                               ------      ------

Total.......................................................................................   $2,439      $1,851
                                                                                               ======      ======


DECEMBER 31, 1997                                                                               WCI         ATC
-----------------                                                                              ------      ------
                                                                                                   (MILLIONS)
Investment in TWE...........................................................................   $2,418      $1,691
Stock option related distributions due from TWE.............................................      247         170
Other net liabilities due to TWE, principally related to home video distribution............     (242)        -
                                                                                                -----     -------

Total.......................................................................................   $2,423      $1,861
                                                                                               ======      ======


PARTNERSHIP STRUCTURE AND ALLOCATION OF INCOME

         TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. TW Companies acquired the 11.22% of the Series A Capital and Residual Capital limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


SUMMARIZED FINANCIAL INFORMATION OF TWE

         Set forth below is summarized financial information of TWE, which reflects the TWE-A/N Transfers effective as of January 1, 1998 and the Primestar Roll-up Transaction effective as of April 1, 1998 (each as defined hereinafter).

                                                                         THREE MONTHS             SIX MONTHS
                                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                                      ------------------      ------------------
                                                                       1998        1997        1998        1997
                                                                      ------      ------      ------      ------
                                                                                      (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues...........................................................   $2,850      $2,728      $5,760      $5,328
Depreciation and amortization......................................     (356)       (328)       (727)       (652)
Business segment operating income (1)..............................      455         320         824         649
Interest and other, net (2)........................................     (183)       (139)       (347)        (10)
Minority interest..................................................      (82)        (56)       (146)       (164)
Income before income taxes.........................................      172         107         295         439
Net income.........................................................      155          82         263         402

------------------
(1) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million recognized in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.

(2) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.


                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                             -------------------
                                                                                              1998        1997
                                                                                             -------     -------
                                                                                                 (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations................................................................. $   586     $   416
Capital expenditures........................................................................    (734)        (734)
Investments and acquisitions................................................................    (265)         (62)
Investment proceeds.........................................................................     506          371
Borrowings..................................................................................     503          428
Debt repayments.............................................................................    (492)        (323)
Issuance of preferred stock of subsidiary...................................................      -           243
Capital distributions.......................................................................    (298)        (203)
Other financing activities, net.............................................................     (56)         (59)
Increase (decrease) in cash and equivalents.................................................    (250)          77


                                                                                              JUNE 30,  DECEMBER 31,
                                                                                                1998        1997
                                                                                                ----        ----
                                                                                                   (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................................................  $    72     $   322
Total current assets........................................................................    3,680       3,622
Total assets................................................................................   22,153      20,731
Total current liabilities...................................................................    3,864       3,974
Long-term debt .............................................................................    6,771       5,990
Minority interests..........................................................................    1,477       1,210
Preferred stock of subsidiary...............................................................      225         233
General Partners' Senior Capital............................................................    1,163       1,118
Partners' capital...........................................................................    5,983       6,333

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


CAPITAL DISTRIBUTIONS

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1998 and December 31, 1997, the General Partners had recorded $671 million and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $85.44 and $62.00, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 1998, the General Partners received distributions from TWE in the amount of $298 million, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions. During the six months ended June 30, 1997, the General Partners received distributions from TWE in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. Of such aggregate distributions in 1998 and 1997, WCI received $177 million and $120 million, respectively and ATC received $121 million and $83 million, respectively. In July 1998, TWE borrowed $579 million under its bank credit agreement and paid a distribution to the General Partners relating to their Senior Capital interests. Of such amount, WCI and ATC received $343 million and $236 million, respectively.


ACQUISITIONS AND DISPOSITIONS

         Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have completed a series of transactions in 1998 relating to the cable television business and related ancillary businesses, as well as the theme park business. These transactions are summarized below. For a more comprehensive description of these transactions, see Note 2 to the accompanying TWE consolidated financial statements.

Business Telephony Reorganization

         In July 1998, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization") by combining such operations into a single entity that is intended to be self-financing. This entity, named Time Warner Telecom LLC ("TW Telecom"), is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Time Warner, MediaOne and the Advance/Newhouse Partnership ("Advance/ Newhouse"), a partner in TWE-A/N, own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. As a result of the Business Telephony Reorganization, TWE and TWE-A/N do not have continuing equity interests in these business telephony operations.

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar

         In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to herein as the "Primestar Roll-up Transaction."

TWE-A/N Transfers

         In early 1998, TW Companies (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively the "TWE-A/N Transfers"). The debt assumed by TWE-A/N has not been guaranteed by the General Partners, but has been guaranteed by TWI Cable Inc., a wholly owned subsidiary of TW Companies, and certain of its subsidiaries.

Six Flags

         In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc., a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. A substantial portion of the gain on this transaction has been deferred principally as a result of TWE's continuing guarantees of certain significant long-term obligations of Six Flags relating to the Six Flags Over Texas and Six Flags Over Georgia theme parks.


3.       GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $5.8 billion of TWE's debt and accrued interest at June 30, 1998, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


         The portion of TWE debt and accrued interest at June 30, 1998 that was guaranteed by each General Partner is set forth below:

                                                                                               TOTAL GUARANTEED BY
                                                                                               EACH GENERAL PARTNER
                                                                                               --------------------
GENERAL PARTNER                                                                                    %       AMOUNT
---------------                                                                                 ------     ------
                                                                                              (DOLLARS IN MILLIONS)
WCI.......................................................................................       59.27     $3,436
ATC.......................................................................................       40.73      2,361
                                                                                                ------     ------
Total.....................................................................................      100.00     $5,797
                                                                                                ======     ======


4.       CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.


5.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------
                                                                                   1998                  1997
                                                                             ----------------       ---------------
                                                                              WCI        ATC         WCI        ATC
                                                                             -----      -----       -----      ----
                                                                                           (MILLIONS)
Cash payments made for interest..........................................    $   5      $  -        $   7      $  -
Cash payments made for income taxes, net.................................      103         47         188        73
Tax-related distributions received from TWE..............................       82         56         114        78
Noncash capital distributions, net.......................................     (246)      (168)       (105)      (72)

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         On May 12, 1998, the U.S. Department of Justice brought a civil action in the United States District Court for the District of Columbia against Primestar, Inc. ("Primestar"), each of its cable company owners, including TWE, and The News Corporation Limited and MCI Telecommunications Corporation, to enjoin on antitrust grounds Primestar's proposed acquisition of certain assets relating to the high-power, direct broadcast satellite business of American Sky Broadcasting LLC. For further information with respect to such proposed acquisition, see Footnote 2 "Acquisitions and Dispositions - Cable Transactions," to TWE's consolidated financial statements included herein.

         On September 13, 1995, Francis Ford Coppola, Fred Fuchs and FFC, Inc. ("Coppola") filed a lawsuit in the Superior Court of California, County of Los Angeles, against Warner Bros. entitled Coppola v. Warner Bros., alleging that Warner Bros. unlawfully interfered with Coppola's efforts to develop with another film studio a previously unproduced film project based on "Pinocchio." Among other things, Coppola asked that the Court declare that any prior agreement between Coppola and Warner Bros. to produce the film was void or that it be rescinded. In 1997, the Court granted the plaintiffs' motion to declare that any alleged agreement between Warner Bros. and Coppola was void under the Copyright Act's statute of frauds provision. On June 1, 1998 the case went to trial and on July 2, 1998, the jury found in Coppola's favor with respect to the interference claims and awarded $20 million compensatory damages; on July 9, 1998, the jury awarded $60 million in punitive damages for these claims. Warner Bros. intends to move for judgment notwithstanding the verdict and for a new trial, which motions will be decided no later than 60 days after judgment is entered. If the motions are denied, Warner Bros. intends to appeal the jury verdict.

         Reference is made to the litigation entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., described on page I-27 of TWE's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). By Order dated June 22, 1998, the Court granted plaintiffs' motion to certify its Order denying class certification for appeal to the 11th Circuit Court of Appeals, and granted plaintiffs' motion for entry of judgment pursuant to Rule 54(b) on the ERISA claims against the Record Company Defendants. Based on the Court's Order, plaintiffs have filed a motion with the 11th Circuit Court of Appeals seeking interlocutory review of the Court's Order denying class certification, which motion was opposed by the Record Company Defendants.

         Reference is made to the purported class action entitled Ottinger & Silvey, et al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc., described on pages I-29 and I-30 of the 1997 Form 10-K. On May 11, 1998, Warner Elektra Atlantic Corporation and other defendants filed a motion to dismiss the complaint for failure to state a cause of action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  No Current Report on Form 8-K was filed by TWE during the quarter ended June 30, 1998.

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


                          TIME WARNER ENTERTAINMENT COMPANY, L.P.
                          By: Warner Communications Inc.,
                                 as General Partner


                          By:      /S/ RICHARD J. BRESSLER
                             ------------------------------------
                          Name:    Richard J. Bressler
                          Title:   Executive Vice President and
                                   Chief Financial Officer


                          AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                          By:      /S/ RICHARD J. BRESSLER
                             ------------------------------------
                          Name:    Richard J. Bressler
                          Title:   Executive Vice President and
                                   Chief Financial Officer


Dated:    August 13, 1998

                                  EXHIBIT INDEX
                     PURSUANT TO ITEM 601 OF REGULATION S-K

Exhibit No.                                          Description of Exhibit
-----------                                          ---------------------------
27                                                   Financial Data Schedule.


                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as............................. 'TM'