Form 10-Q
period 1998-09-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1998-11-13
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 /x / QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT of 1934 for the quarterly period ended SEPTEMBER 30, 1998,
      or                                                  -------------------

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from --------------- to --------------.

Commission file number 001-12878
                       ---------


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                        Delaware                       13-3666692
               (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification Number)



American Television and Communications
     Corporation                            Delaware               13-2922502
Warner Communications Inc.                  Delaware               13-2696809
(Exact name of registrant               (State or other        (I.R.S. Employer
   as specified in its charter)          jurisdiction of         Identification
                                         incorporation or           Number)
                                         organization)

                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000

          (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                   -----   ------

                     TIME WARNER ENTERTAINMENT COMPANY L.P.
                            AND TWE GENERAL PARTNERS


                               INDEX TO FORM 10-Q


                                                                    Page
                                                                    ----
                                                                         TWE
                                                                        General
                                                                  TWE   Partners
                                                                  ---   --------


PART I.  FINANCIAL  INFORMATION
Management's  discussion  and  analysis of
  results of operations  and financial  condition...............    1      25
Consolidated balance sheets at September  30, 1998 and
  December  31, 1997........................... ................    13     32
Consolidated statements of operations for the three and nine
  months ended September 30,1998 and 1997.......................    14     33
Consolidated  statements of cash flows for the nine months
  ended September 30, 1998 and 1997.............................    15     35
Consolidated  statements of partnership  capital and
  shareholders' equity for the  nine  months ended
  September 30, 1998 and 1997...................................    16     36
Notes to consolidated financial statements......................    17     37



PART II. OTHER INFORMATION......................................    44

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

         As more fully described herein, TWE's 1998 operating results have been affected by certain cable-related transactions, including (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company (the "Primestar Roll-up Transaction"), (iii) the reorganization of Time Warner Cable's business telephony operations (the "Business Telephony Reorganization"),
(iv) the formation of a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture") and (v) the sale or exchange of certain cable television systems. The effects of these transactions are described elsewhere herein.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(CONTINUED)

         EBITA and operating income for TWE for the three and nine months ended
September 30, 1998 and 1997 are as follows:


                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   -------------------------------     -------------------------------
                                                                        Operating                       Operating
                                                           EBITA          Income          EBITA         Income
                                                           -----          ------          -----         ------
                                                        1998   1997    1998    1997    1998   1997    1998    1997
                                                        ----   ----    ----    ----    ----   ----    ----    ----
                                                                                 (millions)
Filmed Entertainment-Warner Bros.....................  $161    $106    $128   $ 75   $ 401  $  315   $ 302   $223
Broadcasting-The WB Network..........................   (17)    (21)    (17)   (21)    (78)    (60)    (80)   (60)
Cable Networks-HBO...................................   117     102     117    102     339     291     339    291
Cable(a).............................................   336     257     240    179   1,017     759     731    530
                                                       ----    ----    ----   ----   -----   -----    ----   ----

Total................................................  $597    $444    $468   $335  $1,679  $1,305  $1,292   $984
                                                       ====    ====    ====   ====  ======  ======  ======   ====

---------------
(a)  Includes net pretax gains recognized in connection with the sale or exchange of certain cable television systems of approximately $6 million and $16 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $90 million and $40 million for the nine months ended September 30, 1998 and 1997, respectively.


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

         TWE had revenues of $3.220 billion and net income of $172 million for the three months ended September 30, 1998, compared to revenues of $2.855 billion and net income of $81 million for the three months ended September 30, 1997. As discussed more fully below, TWE's net income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $23 million and $27 million for the three months ended September 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.727 billion, compared to $1.397 billion in the third quarter of 1997. EBITA increased to $161 million from $106 million. Operating income increased to $128 million from $75 million. Revenues benefited from a significant increase in television production and distribution operations principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER. EBITA and operating income benefited principally from the revenue gains, offset in part by lower international syndication sales of library product and film write-offs relating to disappointing results for certain theatrical releases.

         Broadcasting - The WB Network. Revenues increased to $64 million, compared to $31 million in the third quarter of 1997. EBITA and operating income improved to a loss of $17 million from a loss of $21 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Operating losses improved principally as a result of the revenue gains, offset in part by higher programming costs associated with the expanded programming schedule and a lower allocation of losses to a minority partner in the network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $505 million, compared to $482 million in the third quarter of 1997. EBITA and operating income increased to $117 million from $102 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues decreased to $1.052 billion, compared to $1.060 billion in the third quarter of 1997. EBITA increased to $336 million from $257 million. Operating income increased to $240 million from $179 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by lower net gains relating to the sale or exchange of certain cable television systems and higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $203 million in the third quarter of 1998, compared to $145 million in the third quarter of 1997. Interest expense increased to $145 million, compared to $123 million in the third quarter of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $58 million in the third quarter of 1998, compared to $22 million in the third quarter of 1997, principally due to higher losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with TWE's asset securitization program.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

         TWE had revenues of $8.980 billion and net income of $435 million for the nine months ended September 30, 1998, compared to revenues of $8.183 billion and net income of $483 million for the nine months ended September 30, 1997. As discussed more fully below and as previously described above, TWE's net income decreased in 1998 as compared to 1997 principally due to significantly lower aggregate, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). Excluding the effect of these transactions, TWE's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $55 million and $64 million for the nine months ended September 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $4.364 billion, compared to $3.823 billion in the first nine months of 1997. EBITA increased to $401 million from $315 million. Operating income increased to $302 million from $223 million. Revenues benefited from a significant increase in television production and distribution operations principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains, offset in part by lower international syndication sales of library product and film write-offs relating to disappointing results for certain theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

         Broadcasting - The WB Network. Revenues increased to $170 million, compared to $84 million in the first nine months of 1997. EBITA decreased to a loss of $78 million from a loss of $60 million. Operating losses increased to $80 million from $60 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $1.526 billion, compared to $1.452 billion in the first nine months of 1997. EBITA and operating income increased to $339 million from $291 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues increased to $3.289 billion, compared to $3.146 billion in the first nine months of 1997. EBITA increased to $1.017 billion from $759 million. Operating income increased to $731 million from $530 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $550 million in the first nine months of 1998, compared to $155 million in the first nine months of 1997. Interest expense increased to $418 million, compared to $358 million in 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $132 million in the first nine months of 1998, compared to other income, net, of $203 million in the first nine months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997, higher losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with TWE's asset securitization program.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1998

Financial Condition

          TWE had $7.4 billion of debt, $125 million of cash and equivalents (net debt of $7.3 billion), $221 million of preferred stock of a subsidiary, $591 million of Time Warner General Partners' Senior Capital and $5.8 billion of partners' capital at September 30, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased principally as a result of the TWE-A/N Transfers and cash distributions paid to Time Warner.

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

Cash Flows

         During the first nine months of 1998, TWE's cash provided by operations amounted to $1.273 billion and reflected $1.679 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $698 million of noncash depreciation expense and $131 million of proceeds from TWE's asset securitization program, less $419 million of interest payments, $57 million of income taxes, $54 million of corporate expenses, and $705 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $918 million in the first nine months of 1997 reflected $1.305 billion of business segment EBITA and $692 million of noncash depreciation expense, less $394 million of interest payments, $55 million of income taxes, $54 million of corporate expenses and $576 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $887 million in the first nine months of 1998, compared to $777 million in the first nine months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers that has been included as a reduction of cash flows from investments and acquisitions, offset in part by a $96 million increase in proceeds from the sale of investments. Capital expenditures were $1.092 billion in the first nine months of 1998 and $1.117 billion in the first nine months of 1997.

         Cash used by financing activities was $583 million in the first nine months of 1998, compared to $61 million in the first nine months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first quarter of 1997 and a $251 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $991 million in the nine months ended September 30, 1998, compared to $1.013 billion in the nine months ended September 30, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $400 million budgeted for the remainder of 1998. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access and other services.

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

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. As a result of this transaction, effective as of June 30, 1998, TWE and TWE-A/N deconsolidated their high-speed Internet access operations and each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

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

Primestar Roll-up Transaction

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

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

Warner Bros. Backlog

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.054 billion at September 30, 1998, compared to $2.126 billion at December 31, 1997 (including amounts relating to TWE's cable television networks of $211 million and $238 million, respectively, and to Time Warner's cable television networks of $500 million and $481 million, respectively).

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

         TWE's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of TWE's potential Year 2000 exposures are in the area of technological operations dependent on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on TWE and its financial statements.

         The Company's Year 2000 initiative is being conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation--inventorying, assessment, remediation planning, implementation and final testing--is actively overseen and reviewed on a regular basis by an executive oversight group.

         The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of September 30, 1998, approximately 10% have been identified by the divisions as in the assessment stage, approximately 40% as in the remediation planning stage, and almost 50% as in the process of implementation or testing or as Year 2000 compliant. The Company currently expects that the assessment phase for these potential exposures should be completed by the end of 1998 and that remediation with respect to technological operations in the sole control of the Company will be substantially completed in all material respects by the end of the second quarter of 1999.

         In the area of "mission critical" technological operations dependent in some way on one or more third parties, the situation is much less in TWE's ability to predict or control. In addition, the Company's business is heavily dependent on third parties that are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes is currently not Year 2000 compliant. The box manufacturers are working with cable industry groups and have recently developed solutions that the Company is beginning to install in its headend equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Similarly, because the Company is also a programming supplier, third-party signal delivery problems could affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of attempting to ascertain their state of Year 2000 readiness through questionnaires, interviews, on-site visits, industry group participation and other available means. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 40% to 50% has been incurred through September 30, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

         Management believes that it has established an effective program to resolve all significant Year 2000 issues in its sole control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company did not complete any of its currently planned additional remediation prior to the Year 2000, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which the Company does business as well as by the economy generally could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company intends to examine its status at the end of 1998, and periodically thereafter, to determine whether such plans are necessary.

Euro Conversion

         Effective January 1, 1999, the "euro" will be established as the common legal currency of more than two-thirds of the member countries of the European Union. These member countries will then have a three-year transitional period to convert their existing sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their sovereign currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, TWE is in the process of evaluating the short-term and long-term effects of the euro conversion on its businesses, principally consisting of its international filmed entertainment operations.

         TWE believes that its most significant short-term impact relating to the euro conversion is the need to modify its accounting and information systems to handle transactions during the transitional period in both the euro and the existing sovereign currencies of the participating member countries. TWE is in the process of identifying the accounting and information systems in need of modification and, based on these findings, will formulate an action plan to address the nature and timing of remediation efforts. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

         TWE believes that its most significant long-term business risk relating to the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, TWE believes that these business risks may be offset to some extent by lower production costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe at this time that the euro conversion will have a material effect on TWE's financial position, results of operations or cash flows in future periods.

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

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

 . For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates (or any failure to reduce rate regulation as is presently mandated by statute) or other terms of service (such as "digital must-carry") or opposition to franchise renewals; the failure of new equipment (such as digital set-top boxes) or services to function properly, to appeal to enough consumers or to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

 .    For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases to offset higher programming costs (and the negative impact on premium programmers of increases in basic cable rates); the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

 .    For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

 .    The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to adequately address their own Year 2000 issues.

         In addition, TWE's overall financial strategy, including improved financial ratios and a strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                                           September 30,  December 31,
                                                                                               1998          1997
                                                                                               ----          ----
                                                                                                   (millions)
ASSETS
Current assets
Cash and equivalents........................................................................  $   125      $   322
Receivables, including $485 and $385 million due from Time Warner,
    less allowances of $407 and $424 million................................................    2,438        1,914
Inventories.................................................................................    1,310        1,204
Prepaid expenses............................................................................      173          182
                                                                                                -----        -----

Total current assets........................................................................    4,046        3,622

Noncurrent inventories......................................................................    2,281        2,254
Loan receivable from Time Warner............................................................      400          400
Investments.................................................................................      724          315
Property, plant and equipment...............................................................    6,050        6,557
Cable television franchises.................................................................    4,000        3,063
Goodwill....................................................................................    4,080        3,859
Other assets................................................................................      826          661
                                                                                               ------      -------
Total assets................................................................................  $22,407      $20,731
                                                                                              =======      =======



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable............................................................................  $ 1,077      $ 1,123
Participations and programming costs payable................................................    1,393        1,176
Debt due within one year....................................................................        7            8
Other current liabilities, including $353 and $184 million due to Time Warner...............    1,828        1,667
                                                                                              -------      -------

Total current liabilities...................................................................    4,305        3,974

Long-term debt..............................................................................    7,435        5,990
Other long-term liabilities, including $682 and $477 million due to Time Warner.............    2,659        1,873
Minority interests..........................................................................    1,440        1,210
Preferred stock of subsidiary holding solely a mortgage note of its parent..................      221          233
Time Warner General Partners' Senior Capital................................................      591        1,118

Partners' capital
Contributed capital.........................................................................    7,344        7,537
Undistributed partnership earnings (deficit)................................................   (1,588)      (1,204)
                                                                                               ------      -------

Total partners' capital.....................................................................    5,756        6,333
                                                                                               ------       ------

Total liabilities and partners' capital.....................................................  $22,407      $20,731
                                                                                              =======      =======






See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                         Three Months             Nine Months
                                                                       Ended September 30,     Ended September 30,
                                                                       -------------------     -------------------
                                                                       1998          1997      1998          1997
                                                                                       (millions)


Revenues (a).......................................................   $3,220       $2,855      $8,980      $8,183
                                                                      ------       ------      ------      ------

Cost of revenues (a)(b)............................................    2,175        1,905       5,927       5,352
Selling, general and administrative (a)(b).........................      577          615       1,761       1,847
                                                                      ------        -----      ------      ------

Operating expenses.................................................    2,752        2,520       7,688       7,199
                                                                      ------       ------      ------      ------

Business segment operating income..................................      468          335       1,292         984
Interest and other, net (a)........................................     (203)        (145)       (550)       (155)
Minority interest..................................................      (52)         (64)       (198)       (228)
Corporate services (a).............................................      (18)         (18)        (54)        (54)
                                                                       -----       ------      ------      ------

Income before income taxes.........................................      195          108         490         547
Income taxes.......................................................      (23)         (27)        (55)        (64)
                                                                      ------        -----      ------      ------

Net income.........................................................   $  172       $   81      $  435      $  483
                                                                      ======       ======      ======      ======

---------------
(a)  Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and nine months ended September 30, 1998, respectively, and for the corresponding periods in the prior year: revenues-$227 million and $474 million in 1998,
     $103 million and $224 million in 1997; cost of revenues-$(49) million and
     $(142) million in 1998, $(11) million and $(47) million in 1997; selling, general and administrative-$(14) million and $(16) million in 1998, $20 million and $60 million in 1997; interest and other, net-$1 million and $6 million in 1998, $8 million and $25 million in 1997; and corporate services-$(18) million and $(54) million in 1998, $(18) million and $(54)
     million in 1997.

(b) Includes depreciation and amortization expense of:.............   $  358       $  361      $1,085      $1,013
                                                                      ======       ======      ======      ======





See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Nine Months
                                                                                               Ended September 30,
                                                                                               -------------------
                                                                                                1998         1997
                                                                                                ----         ----
                                                                                                    (millions)

OPERATIONS
Net income..................................................................................  $   435      $  483
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................    1,085       1,013
Changes in operating assets and liabilities.................................................     (247)       (578)
                                                                                              -------       -----

Cash provided by operations.................................................................    1,273         918
                                                                                               ------       -----

INVESTING ACTIVITIES
Investments and acquisitions................................................................     (335)       (104)
Capital expenditures........................................................................   (1,092)     (1,117)
Investment proceeds.........................................................................      540         444
                                                                                               ------      ------

Cash used by investing activities...........................................................     (887)       (777)
                                                                                               ------      ------

FINANCING ACTIVITIES
Borrowings..................................................................................    1,515         905
Debt repayments.............................................................................     (840)       (323)
Issuance of preferred stock of subsidiary...................................................        -         243
Capital distributions.......................................................................   (1,060)       (809)
Other.......................................................................................     (198)        (77)
                                                                                               ------      ------

Cash used by financing activities...........................................................     (583)        (61)
                                                                                               ------        ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................     (197)         80

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................      322         216
                                                                                                 ----        ----


CASH AND EQUIVALENTS AT END OF PERIOD.......................................................  $   125      $  296
                                                                                              =======      ======




See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                              -------------------
                                                                                              1998          1997
                                                                                              ----          ----
                                                                                                  (millions)


BALANCE AT BEGINNING OF YEAR................................................................   $6,333      $6,574

Net income..................................................................................      435         483
Increase (decrease) in unrealized gains on securities.......................................       (2)          5
Foreign currency translation adjustments....................................................      (18)        (28)
Increase in realized and unrealized losses on derivative financial instruments..............       (1)          -
                                                                                                -----       -----
Comprehensive income(a).....................................................................      414         460

Stock option and tax-related distributions..................................................     (746)       (586)
Distribution of business telephony interests................................................     (193)          -
Allocation of income to Time Warner General Partners' Senior Capital........................      (52)        (88)
                                                                                                -----       -----


BALANCE AT SEPTEMBER 30,....................................................................   $5,756      $6,360
                                                                                               ======      ======

---------------
(a)  Comprehensive  income  for  the  three  months  ended September 30, 1998 and 1997 was $167 million and $72 million, respectively.





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

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 6). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $129 million and $109 million for the three months ended September 30, 1998 and 1997, respectively, and $387 million and $321 million for the nine months ended September 30, 1998 and 1997, respectively.

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

         Effective July 1, 1998, TWE adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption of FAS 133 did not have a material effect on TWE's financial statements.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

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

Business Telephony Reorganization

         In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization"), whereby (i) the operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("TW Telecom"), and then (ii) TWE's and TWE-A/N's interests in TW Telecom were distributed to their partners, Time Warner, MediaOne and Advance/Newhouse. TW Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. As a result of the Business Telephony Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. TWE and TWE-A/N do not have continuing equity interests in these business telephony operations. TWE and TWE-A/N recorded the distribution of their business telephony operations to their respective partners based on the $244 million historical cost of the net assets, of which $193 million was recorded as a reduction in partners' capital and $51 million was recorded as a reduction in minority interest in TWE's consolidated balance sheet.

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. As a result of this transaction, effective as of June 30, 1998, TWE and TWE-A/N deconsolidated their high-speed Internet access operations and each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar

         In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting.
This transaction is referred to herein as the "Primestar Roll-up Transaction."

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

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

         On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the three and nine months ended September 30, 1997, respectively, revenues of $2.869 billion and $8.227 billion, depreciation expense of $253 million and $696 million, operating income before noncash amortization of intangible assets of $473 million and $1.393 billion, operating income of $347 million and $1.023 billion, and net income of $79 million and $479 million.

Sale or Exchange of Cable Television Systems

         In 1998 and 1997, in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net pretax gains of approximately $6 million and $16 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $90 million and $40 million for the nine months ended September 30, 1998 and 1997, respectively. Such amounts have been included in operating income in the accompanying consolidated statement of operations.

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

E! Entertainment Television, Inc.

         In March 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations for the nine months ended September 30, 1997.

3.       INVENTORIES

         TWE's inventories consist of:

                                                                       September 30, 1998      December 31, 1997
                                                                       ------------------      -----------------
                                                                     Current    Noncurrent    Current   Noncurrent
                                                                     -------    ----------    -------   ----------
                                                                                        (millions)

Film costs:
   Released, less amortization.....................................   $  555       $  662      $  545      $  658
   Completed and not released......................................      263           93         170          50
   In process and other............................................       51          600          27         595
   Library, less amortization......................................        -          573           -         612
Programming costs, less amortization...............................      352          353         382         339
Merchandise........................................................       89            -          80           -
                                                                      ------       ------      ------      -------
Total..............................................................   $1,310       $2,281      $1,204      $2,254
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

         During the nine months ended September 30, 1998, TWE accrued $264 million of tax-related distributions and $482 million of stock option distributions, based on closing prices of Time Warner common stock of $87.56 at September 30, 1998 and $62.00 at December 31, 1997. During the nine months ended September 30, 1997, TWE accrued $232 million of tax-related distributions and $354 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. In the nine months ended September 30, 1998, TWE paid cash distributions to the Time Warner General Partners in the amount of $1.060 billion, consisting of $264 million of tax-related distributions, $217 million of stock option related distributions and a $579 million distribution to the Time Warner General Partners relating to their Senior Capital interests. In the nine months ended September 30, 1997, TWE paid the Time Warner General Partners cash distributions in the amount of $809 million, consisting of $232 million of tax-related distributions, $42 million of stock option related distributions and a $535 million distribution to the Time Warner General Partners relating to their Senior Capital interests.

         In addition, in connection with the Business Telephony Reorganization, TWE recorded a $193 million noncash distribution to its partners based on the historical cost of the net assets (Note 2).

5.       DERIVATIVE FINANCIAL INSTRUMENTS

         TWE uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S.
copyrighted products abroad. The following is a summary of TWE's foreign currency risk management strategy and the effect of this strategy on TWE's consolidated financial statements.

Foreign Currency Risk Management

         Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At September 30, 1998, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

         TWE records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in partners' capital (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of interest and other, net, in TWE's consolidated statement of operations.

         At September 30, 1998, Time Warner had contracts for the sale of $608 million and the purchase of $267 million of foreign currencies at fixed rates. Of Time Warner's $341 million net sale contract position, none of foreign exchange purchase contracts and $96 million of the foreign exchange sale contracts related to TWE's foreign currencies exposure, primarily Japanese yen (32% of net contract position related to TWE), English pounds (5%), German marks (13%), Canadian dollars (7%) and French francs (9%), compared to a net sale contract position of $105 million of foreign currencies at December 31, 1997. TWE had deferred approximately $1 million of net losses on foreign exchange contracts at September 30, 1998, which is all expected to be recognized in income over the next twelve months.

6.       SEGMENT INFORMATION

         TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflect the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Business Telephony Reorganization effective as of July 1, 1998.

         Information as to the operations of TWE in different business segments is set forth below.


                                                                          Three Months             Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                       -------------------      -------------------
                                                                       1998          1997       1998          1997
                                                                       ----          ----       ----          ----
                                                                                        (millions)

Revenues
Filmed Entertainment-Warner Bros...................................   $1,727       $1,397      $4,364      $3,823
Broadcasting-The WB Network........................................       64           31         170          84
Cable Networks-HBO.................................................      505          482       1,526       1,452
Cable..............................................................    1,052        1,060       3,289       3,146
Intersegment elimination...........................................     (128)        (115)       (369)       (322)
                                                                      ------       ------      ------      ------

Total..............................................................   $3,220       $2,855      $8,980      $8,183
                                                                      ======       ======      ======      ======

                                                                          Three Months             Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                       -------------------      -------------------
                                                                      1998           1997       1998          1997
                                                                      ----           ----       ----          ----
                                                                                        (millions)

EBITA(1)
Filmed Entertainment-Warner Bros...................................   $  161       $  106      $  401      $  315
Broadcasting-The WB Network........................................      (17)         (21)        (78)        (60)
Cable Networks-HBO.................................................      117          102         339         291
Cable(2)...........................................................      336          257       1,017         759
                                                                       -----        -----      ------       -----

Total..............................................................   $  597       $  444      $1,679      $1,305
                                                                      ======       ======      ======      ======

---------------
(1)EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and nine months ended September 30, 1998, respectively, and for the corresponding periods in the prior year was $468 million and $1.292 billion in 1998, and $335 million and $984 million in 1997.
(2)Includes net pretax gains recognized in connection with the sale or exchange of certain cable television systems of approximately $6 million and $16 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $90 million and $40 million for the nine months ended
   September 30, 1998 and 1997, respectively.










                                                                          Three Months             Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                       -------------------      -------------------
                                                                        1998         1997        1998        1997
                                                                        ----         ----        ----        ----
                                                                                        (millions)

Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros...................................   $ 48         $ 50        $126        $131
Broadcasting-The WB Network........................................      1            -           1           1
Cable Networks-HBO.................................................      6            5          16          15
Cable..............................................................    174          197         555         545
                                                                      ----         ----        ----        ----

Total..............................................................   $229         $252        $698        $692
                                                                      ====         ====        ====        ====




                                                                          Three Months             Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                      --------------------     ---------------------
                                                                       1998         1997        1998        1997
                                                                       ----         ----        ----        ----
                                                                                      (millions)

Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros...................................   $ 33         $ 31        $ 99        $ 92
Broadcasting-The WB Network........................................      -            -           2           -
Cable Networks-HBO.................................................      -            -           -           -
Cable..............................................................     96           78         286         229
                                                                      ----         ----        ----        ----

Total..............................................................   $129         $109        $387        $321
                                                                      ====         ====        ====        ====

(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.



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

8.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:


                                                                                                    Nine Month
                                                                                                Ended September 30,
                                                                                                -------------------
                                                                                                 1998         1997
                                                                                                 ----         ----
                                                                                                     (millions)

Interest expense............................................................................   $418        $358
Cash payments made for interest.............................................................    419         394
Cash payments made for income taxes, net....................................................     57          55
Noncash capital distributions...............................................................    675         354

         Noncash investing and financing activities in the first nine months of 1998 included the Business Telephony Reorganization, the TWE-A/N Transfers, the
Primestar Roll-up Transaction and the exchange of certain cable television systems (Note 2). During the nine months ended September 30, 1998, TWE received
$131 million of proceeds under its asset securitization program.


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

         The WCCI Merger had no effect on the consolidated results of operations and financial condition of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger has been accounted for as a merger of entities under common control, similar to the pooling-of-interests method of accounting for business combinations. Accordingly, the 1997 consolidated financial statements of WCI have been restated to reflect the TWOI Merger effective as of January 1, 1997.

         Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom LLC, and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

         WCI had revenues of $938 million and net income of $66 million for the three months ended September 30, 1998, compared to revenues of $866 million and net income of $11 million for the three months ended September 30, 1997. EBITA increased to $97 million from $89 million. Operating income increased to $31 million from $20 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. At the end of September 1998, WCI had a leading domestic market share of 20%, as measured by SoundScan. EBITA and operating income increased principally as a result of the revenue gains.

         WCI's equity in the pretax income of TWE was $115 million for the three months ended September 30, 1998, compared to $64 million for the three months ended September 30, 1997. TWE's pretax income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts. As used herein, the TWE-A/N Transfers refer to the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers").

         Interest and other, net was $3 million of expense for the three months ended September 30, 1998, compared to $15 million of expense for the three months ended September 30, 1997. Interest expense decreased to $4 million from $6 million. There was other income, net, of $1 million in 1998, compared to other expense, net, of $9 million in 1997, principally because of an increase in interest income relating to a $610 million note receivable from TW Companies (the "TW Companies Note Receivable") received in connection with the 1997 disposal of WCI's interest in Hasbro, Inc.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

         WCI had revenues of $2.731 billion and net income of $185 million for the nine months ended September 30, 1998, compared to revenues of $2.635 billion and net income of $172 million for the nine months ended September 30, 1997. EBITA decreased to $283 million from $289 million. Operating income increased to $85 million from $84 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. At the end of September 1998, WCI had a leading domestic market share of 20%, as measured by SoundScan. Despite the revenue increase, EBITA declined principally as a result of the negative effect of changes in foreign currency exchange rates on international recorded music operations and the absence of certain one-time gains recognized in 1997. Operating income similarly was affected by these factors, although it increased marginally due to lower amortization of intangible assets.

         WCI's equity in the pretax income of TWE was $290 million for the nine months ended September 30, 1998, compared to $324 million for the nine months ended September 30, 1997. TWE's pretax income decreased in 1998 as compared to 1997 principally due to significantly lower aggregate, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. Excluding the effect of these transactions, TWE's pretax income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

         Interest and other, net was $12 million of income for the nine months ended September 30, 1998, compared to $15 million of income for the nine months ended September 30, 1997. Interest expense decreased to $14 million from $17 million. There was other income, net, of $26 million in 1998, compared to other income, net, of $32 million in 1997, principally because of lower gains on foreign exchange contracts, offset in part by an increase in interest income relating to the TW Companies Note Receivable.

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

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1998

         WCI had $8 billion of equity at September 30, 1998, compared to $8.5 billion of equity at December 31, 1997. WCI's equity decreased principally due to higher dividends paid to Time Warner. Cash and equivalents increased to $196 million at September 30, 1998, compared to $102 million at December 31, 1997. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

         ATC had $1.7 billion of equity at September 30, 1998, compared to $2.1 billion at December 31, 1997. ATC's equity decreased principally due to higher dividends paid to Time Warner. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

         In the first nine months of 1998, WCI's cash provided by operations amounted to $382 million and reflected $283 million of EBITA, $54 million of noncash depreciation expense and $358 million of distributions from TWE (excluding $270 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $7 million of interest payments, $174 million of income taxes ($121 million of which was paid to TW Companies under a tax sharing agreement) and $132 million related to an aggregate reduction in working capital requirements, other balance sheet accounts and noncash items. Cash provided by WCI's operations of $176 million in the first nine months of 1997 reflected $289 million of EBITA, $62 million of noncash depreciation expense, $210 million of distributions from TWE (similarly, excluding $270 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $10 million of interest payments, $254 million of income taxes ($151 million of which was paid to TW Companies under a tax sharing agreement) and $121 million related to an aggregate reduction in working capital requirements, other balance sheet accounts and noncash items.

         Cash provided by investing activities was $296 million in the first nine months of 1998, compared to $246 million in the first nine months of 1997, principally as a result of a decrease in investment spending and an increase in investment proceeds.

         Cash used by financing activities was $584 million in the first nine months of 1998, compared to $349 million in the first nine months of 1997, principally as a result of an increase in advances to TW Companies and increased dividend payments of $133 million.

         Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to meet its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

         WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the nine months of 1998, the General Partners received an aggregate $1.060 billion of distributions from TWE, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $264 million of tax-related distributions and $217 million of stock option related distributions. During the nine months ended September 30, 1997, the General Partners received an aggregate $809 million of distributions, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $232 million of tax-related distributions and $42 million of stock option related distributions. Of such aggregate distributions in the first nine months of 1998 and 1997, WCI received $628 million and $480 million, respectively, and ATC received $432 million and $329 million, respectively.

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

         WCI's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of WCI and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of WCI's potential Year 2000 exposures are in the area of technological operations dependent on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on WCI and its financial statements.

         WCI's Year 2000 remediation project has several phases: inventory, assessment, remediation planning, implementation and final testing. The progress of its operational project managers through these phases is actively overseen by a senior technology executive who reports on a regular basis to the senior financial executive. Assistance is obtained, when appropriate, from both internal and outside professional sources.

         WCI has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of WCI's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements and internal accounting controls. WCI has identified approximately 200 worldwide, "mission critical" potential exposures. Of these, as of September 30, 1998, approximately 7% have been identified by the divisions as in the assessment stage, approximately 13% as in the remediation planning stage, and almost 80% as in the process of implementation or testing or as Year 2000 compliant. WCI currently expects that the assessment phase for these potential exposures should be completed by the end of 1998 and that remediation with respect to technological operations in WCI's sole control will be substantially completed in all material respects by the end of the second quarter of 1999.

     In the area of "mission critical" technological operations dependent in some way on one or more third parties, the situation is much less in WCI's ability to predict or control. In addition, WCI's business is dependent on third parties that are themselves dependent on technology. In some cases, WCI's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. WCI has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of attempting to ascertain their state of Year 2000 readiness through questionnaires, interviews, on-site visits, industry group participation and other available means. Moreover, WCI is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. WCI is taking steps to attempt to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance nor the direct or indirect costs to WCI of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         WCI currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $25 to $40 million, of which an estimated 40% to 50% has been incurred through September 30, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. These expenditures have been and are expected to continue to be funded from WCI's operating cash flow and have not and are not expected to impact materially WCI's financial statements.

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

         Management believes that it has established an effective program to resolve all significant Year 2000 issues in its sole control in a timely manner. As noted above, however, WCI has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that WCI did not complete any of its currently planned additional remediation prior to the Year 2000, management believes that WCI could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which WCI does business as well as by the economy generally could also materially adversely affect WCI. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         WCI has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant contingency plans in the event it does not successfully complete all phases of its Year 2000 program. WCI intends to examine its status at the end of 1998, and periodically thereafter, to determine whether such plans are necessary.

         The discussion of WCI's expectations with respect to its Year 2000 remediation plans is based on management's current expectations of future events. As with any projection, it is inherently susceptible to changes in circumstances. WCI's actual results could differ materially from management's expectations as a result of such factors as the ability of WCI and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of WCI's remediation plans and the ability of third parties to adequately address their own Year 2000 issues.

Euro Conversion

         Effective January 1, 1999, the "euro" will be established as the common legal currency of more than two-thirds of the member countries of the European Union. These member countries will then have a three-year transitional period to convert their existing sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their sovereign currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, WCI is in the process of evaluating the short-term and long-term effects of the euro conversion on its businesses.

         WCI believes that its most significant short-term impact relating to the euro conversion is the need to modify its accounting and information systems to handle transactions during the transitional period in both the euro and the existing sovereign currencies of the participating member countries. WCI is in the process of identifying the accounting and information systems in need of modification and, based on these findings, will formulate an action plan to address the nature and timing of remediation efforts. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

         WCI believes that its most significant long-term business risk relating to the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, WCI believes that these business risks may be offset to some extent by lower production costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe at this time that the euro conversion will have a material effect on WCI's financial position, results of operations or cash flows in future periods.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     WCI                            ATC
                                                                     ---                            ---
                                                        September 30,  December 31,    September 30,   December 31,
                                                            1998           1997            1998           1997
                                                            ----           ----            ----           ----
                                                                                (millions)
ASSETS
Current assets
Cash and equivalents..................................  $   196         $   102         $    -          $    -
Receivables, less allowances of $252 and
   $264 million.......................................      709             866              -               -
Inventories...........................................      160             140              -               -
Prepaid expenses......................................      713             651              -               -
                                                          -----          ------          -----          ------

Total current assets..................................    1,778           1,759              -               -

Investments in and amounts due to and from TWE........    1,967           2,423          1,565           1,861
Investments in TW Companies...........................      103             103             62              62
Other investments.....................................    1,359           1,259            403             352

Music catalogues, contracts and copyrights............      867             928              -               -
Goodwill..............................................    3,541           3,554              -               -
Other assets, primarily property, plant and
   equipment..........................................      432             464              -               -
                                                         ------          ------          -----          ------

Total assets..........................................  $10,047         $10,490         $2,030          $2,275
                                                        =======         =======         ======          ======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable........................  $   955         $   978         $    -          $    -
Other current liabilities.............................      386             464              -               1
                                                          -----          ------         ------          ------

Total current liabilities.............................    1,341           1,442              -               1

Long-term liabilities, including $404, $251, $295
   and $187 million due to TW Companies...............      754             527            295             187

Shareholders' equity
Common stock..........................................        1               1              1               1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference....        -               -              -              -
Paid-in capital.......................................   10,196          10,465          2,522           2,708
Retained earnings (accumulated deficit)...............      257             450           (140)             (4)
                                                         ------         -------         ------          ------
                                                         10,454          10,916          2,383           2,705

Due from TW Companies, net............................   (1,916)         (1,809)          (312)           (282)
Reciprocal interest in TW Companies stock.............     (586)           (586)          (336)           (336)
                                                        -------           ------        ------          ------

Total shareholders' equity............................    7,952           8,521          1,735           2,087
                                                        -------         -------         ------          ------

Total liabilities and shareholders' equity............  $10,047         $10,490         $2,030          $2,275
                                                        =======         =======         ======          ======

See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended September 30,
                                   (Unaudited)


                                                                                WCI                     ATC
                                                                        ------------------       ------------------
                                                                         1998        1997         1998        1997
                                                                         ----        ----         ----        ----
                                                                                        (millions)

Revenues (a).......................................................     $938         $866       $   -       $   -
                                                                        ----         ----       -----       -----

Cost of revenues (a)(b)............................................      601          573           -           -
Selling, general and administrative (a)(b).........................      306          273           -           -
                                                                        ----         ----       -----       -----

Operating expenses.................................................      907          846           -           -
                                                                        ----         ----       -----       -----

Business segment operating income..................................       31           20           -           -
Equity in pretax income of TWE (a).................................      115           64          80          44
Interest and other, net (a)........................................       (3)         (15)          3           9
                                                                        ----         -----      -----        ----

Income before income taxes.........................................      143           69          83          53
Income taxes (a)...................................................      (77)         (58)        (39)        (28)
                                                                        ----         -----      -----        ----

Net income.........................................................     $ 66         $ 11       $  44       $  25
                                                                        ====         ====       =====        ====
------------------
(a)    Includes the following income (expenses) resulting from transactions with
       Time Warner, TW Companies, TWE or equity investees of the General
       Partners:




Revenues...........................................................     $ 93         $ 28       $   -       $   -
Cost of revenues...................................................       (7)         (10)          -           -
Selling, general and administrative................................      (10)          17           -           -
Equity in pretax income of TWE.....................................      (13)          (7)          -           -
Interest and other, net............................................       16           15           -           -
Income taxes.......................................................      (50)         (31)        (30)        (17)

(b)    Includes depreciation and amortization expense of:..........     $ 82         $ 90       $   -       $   -
                                                                        ====         ====       =====       =====














See accompanying notes.






                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                              WCI                       ATC
                                                                     -------------------        ------------------
                                                                      1998          1997         1998        1997
                                                                      ----          ----         ----        ----
                                                                                        (millions)

Revenues (a).......................................................     $2,731       $2,635     $  -        $   -
                                                                        ------       ------     ----        -----

Cost of revenues (a)(b)............................................      1,732        1,724        -            -
Selling, general and administrative (a)(b).........................        914          827        -            -
                                                                        ------        -----    -----        -----

Operating expenses.................................................      2,646        2,551        -            -
                                                                        ------       ------    -----        -----

Business segment operating income..................................         85           84        -            -
Equity in pretax income of TWE (a).................................        290          324      200          223
Interest and other, net (a)........................................         12           15       17           20
                                                                        ------        -----     ----        -----

Income before income taxes.........................................        387          423      217          243
Income taxes (a)...................................................       (202)        (251)     (99)        (116)
                                                                        ------       -------    ----        -----

Net income.........................................................     $  185       $  172    $ 118        $ 127
                                                                        ======       ======    =====        =====
------------------
(a)    Includes the following income (expenses) resulting from transactions with
       Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

Revenues...........................................................     $ 139        $  93      $   -       $   -
Cost of revenues...................................................       (18)         (30)         -           -
Selling, general and administrative................................       (12)          42          -           -
Equity in pretax income of TWE.....................................       (25)         (12)         -           -
Interest and other, net............................................        54           49          -           -
Income taxes.......................................................      (121)        (151)       (77)        (90)

(b)    Includes depreciation and amortization expense of:..........     $ 252        $ 267      $   -       $   -
                                                                        =====        =====      =====       =====
















See accompanying notes.






                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                WCI                     ATC
                                                                        -------------------     ------------------
                                                                         1998         1997       1998         1997
                                                                         ----         ----       ----         ----
                                                                                         (millions)
OPERATIONS
Net income.........................................................     $ 185        $ 172      $ 118       $ 127
Adjustments for noncash and nonoperating items:
Depreciation and amortization......................................       252          267          -           -
Deficiency (excess) of equity in pretax income of TWE
     over distributions............................................        68         (114)        47         (79)
Equity in (income) loss of other investee companies, net
     of distributions..............................................        63           17         (1)          -
Changes in operating assets and liabilities........................      (186)        (166)         5           5
                                                                        -----        -----      -----       -----

Cash provided by operations........................................       382          176        169          53
                                                                        -----        -----      -----       -----

INVESTING ACTIVITIES
Investments and acquisitions.......................................       (26)         (54)         -           -
Capital expenditures...............................................       (73)         (78)         -           -
Investment proceeds................................................       125          108          -           -
Proceeds received from distribution of Senior Capital
     contributed to TWE............................................       270          270        185         185
                                                                        -----         ----        ---         ---

Cash provided by investing activities..............................       296          246        185         185
                                                                        -----        -----      -----       -----

FINANCING ACTIVITIES
Dividends..........................................................      (477)        (344)       324)       (235)
Increase in amounts due from TW Companies, net.....................      (107)          (5)       (30)         (3)
                                                                        -----        -----      -----       -----

Cash used by financing activities..................................      (584)        (349)      (354)       (238)
                                                                        -----        -----      -----       -----

INCREASE IN CASH AND EQUIVALENTS...................................        94           73          -           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................       102           91          -           -
                                                                        -----        -----      -----       -----

CASH AND EQUIVALENTS AT END OF PERIOD..............................     $ 196        $ 164      $   -       $   -
                                                                        =====        =====      ======      =====









See accompanying notes.






                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                   (Unaudited)




                                                                              WCI                      ATC
                                                                        -----------------        -----------------
                                                                        1998         1997        1998         1997
                                                                        ----         ----        ----         ----
                                                                                       (millions)

BALANCE AT BEGINNING OF YEAR.......................................     $8,521       $9,541     $2,087      $2,331

Net income.........................................................        185          172        118         127
Increase (decrease) in unrealized gains on securities, net of $7
   million and $(1) million tax benefit (expense) in 1997..........         (1)         (10)        (1)          2
Foreign currency translation adjustments...........................        (12)         (38)        (7)        (11)
Increase in realized and unrealized losses on derivative financial
   instruments, net of $3 million tax benefit......................         (4)           -          -           -
                                                                        ------        -----      -----       -----
Comprehensive income (loss)(a).....................................        168          124        110         118

Increase in stock option distribution liability to
   TW Companies(b).................................................       (286)        (210)      (196)       (144)
Dividends..........................................................       (349)        (319)      (235)       (218)
Transfers to TW Companies, net.....................................       (107)          (5)       (30)         (3)
Other..............................................................          5            -         (1)         (1)
                                                                        ------       ------     ------      ------


BALANCE AT SEPTEMBER 30,...........................................     $7,952       $9,131     $1,735      $2,083
                                                                        ======       ======     ======      ======

------------------
(a)Comprehensive income (loss) for the three months ended September 30, 1998 and
   1997 was $68 million and $(4) million, respectively, for WCI and $43 million and $22 million, respectively, for ATC.
(b)The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of
   $286 million and $210 million for WCI and $196 million and $144 million for
   ATC were accrued in the first nine months of 1998 and 1997, respectively, because of an increase in the market price of Time Warner common stock (Note
   2).





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

         The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger has been accounted for as a merger of entities under common control, similar to the pooling-of-interests method of accounting for business combinations. Accordingly, the 1997 consolidated financial statements of WCI have been restated to reflect the TWOI Merger effective as of January 1, 1997.

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

         Effective July 1, 1998, WCI adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption of FAS 133 did not have a material effect on WCI's financial statements.

2.       TWE

     The General Partners' investment in and amounts due to and from TWE at September 30, 1998 and December 31, 1997 consists of the following:


SEPTEMBER 30, 1998                                                                               WCI        ATC
------------------                                                                               ---        ---
                                                                                                    (millions)
Investment in TWE...........................................................................   $1,830      $1,287
Stock option related distributions due from TWE.............................................      404         278
Other net liabilities due to TWE, principally related to home video distribution............     (267)          -
                                                                                                -----      ------

Total.......................................................................................   $1,967      $1,565
                                                                                               ======      ======



DECEMBER 31, 1997                                                                                WCI        ATC
-----------------                                                                                ---        ---
                                                                                                    (millions)
Investment in TWE...........................................................................   $2,418      $1,691
Stock option related distributions due from TWE.............................................      247         170
Other net liabilities due to TWE, principally related to home video distribution............     (242)          -
                                                                                                -----     -------
Total.......................................................................................   $2,423      $1,861
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

Summarized Financial Information of TWE

         Set forth below is summarized financial information of TWE, which reflects the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Business Telephony Reorganization effective as of July 1, 1998 (each as defined hereinafter).



                                                                         Three Months             Nine Months
                                                                      Ended September 30,      Ended September 30,
                                                                      -------------------      -------------------
                                                                      1998          1997       1998          1997
                                                                      ----          ----       ----          ----
                                                                                      (millions)
Operating Statement Information
Revenues...........................................................   $3,220       $2,855      $8,980      $8,183
Depreciation and amortization......................................     (358)        (361)     (1,085)     (1,013)
Business segment operating income (1)..............................      468          335       1,292         984
Interest and other, net (2)........................................     (203)        (145)       (550)       (155)
Minority interest..................................................      (52)         (64)       (198)       (228)
Income before income taxes.........................................      195          108         490         547
Net income.........................................................      172           81         435         483
------------------
(1)  Includes net pretax gains recognized in connection with the sale or exchange of certain cable television systems of approximately $6 million and $16 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $90 million and $40 million for the nine months ended September 30, 1998 and 1997, respectively.
(2)  Includes a pretax gain of  approximately  $250 million  recognized  in the first  quarter of 1997 related to the sale of an interest in
     E! Entertainment Television, Inc.
                                                                                                  Nine Months
                                                                                               Ended September 30,
                                                                                               ------------------
                                                                                               1998          1997
                                                                                               ----          ----
                                                                                                  (millions)
Cash Flow Information
Cash provided by operations.................................................................   $1,273      $  918
Capital expenditures........................................................................   (1,092)     (1,117)
Investments and acquisitions................................................................     (335)       (104)
Investment proceeds.........................................................................      540         444
Borrowings..................................................................................    1,515         905
Debt repayments.............................................................................     (840)       (323)
Issuance of preferred stock of subsidiary...................................................        -         243
Capital distributions.......................................................................   (1,060)       (809)
Other financing activities, net.............................................................     (198)        (77)
Increase (decrease) in cash and equivalents.................................................     (197)         80

                                                                                           September 30,  December 31,
                                                                                               1998          1997
                                                                                               ----          ----
                                                                                                   (millions)
Balance Sheet Information
Cash and equivalents....................................................................       $  125      $  322
Total current assets....................................................................        4,046       3,622
Total assets............................................................................       22,407      20,731
Total current liabilities...............................................................        4,305       3,974
Long-term debt .........................................................................        7,435       5,990
Minority interests......................................................................        1,440       1,210
Preferred stock of subsidiary...........................................................          221         233
General Partners' Senior Capital........................................................          591       1,118
Partners' capital.......................................................................        5,756       6,333


Capital Distributions

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1998 and December 31, 1997, the General Partners had recorded $682 million and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $87.56 and $62.00, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 1998, the General Partners received cash distributions from TWE in the amount of $1.060 billion, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $264 million of tax-related distributions and $217 million of stock option related distributions. During the nine months ended September 30, 1997, the General Partners received cash distributions from TWE in the amount of $809 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $232 million of tax-related distributions and $42 million of stock option related distributions. Of such aggregate distributions in 1998 and 1997, WCI received $628 million and $480 million, respectively and ATC received $432 million and $329 million, respectively.

         In addition, in connection with the Business Telephony Reorganization, TWE recorded a $193 million noncash distribution to its partners, of which WCI and ATC received an interest in TW Telecom valued at $72 million and $50 million, respectively, based on TWE's historical cost of the net assets.

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

Business Telephony Reorganization

         In July 1998, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization") by combining such operations into a single entity that is intended to be self-financing. This entity, named Time Warner Telecom LLC ("TW Telecom"), is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Subsidiaries of Time Warner (including WCI and ATC), MediaOne and the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. Of Time Warner's 61.95% interest in TW Telecom, WCI and ATC directly own interests of 27.76% and 19.08%, respectively. As a result of the Business Telephony Reorganization, TWE and TWE-A/N do not have continuing equity interests in these business telephony operations.

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. As a result of this transaction, effective as of June 30, 1998, TWE and TWE-A/N deconsolidated their high-speed Internet access operations and each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar Roll-up Transaction

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

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

3.       GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $6.4 billion of TWE's debt and accrued interest at September 30, 1998, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

         The portion of TWE debt and accrued interest at September 30, 1998 that was guaranteed by each General Partner is set forth below:

                                                                                            Total Guaranteed by
                                                                                           Each General Partner
                                                                                           --------------------
GENERAL PARTNER                                                                                %       Amount
---------------                                                                                -       ------
                                                                                           (dollars in millions)
WCI  ...........................................................................               59.27   $3,809
ATC  ...........................................................................               40.73    2,618
                                                                                              ------   ------
Total...........................................................................              100.00   $6,427
                                                                                              ======   ======

4.       DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments are used principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future royalties to be received by WCI domestic companies from the sale of U.S. copyrighted products abroad. The following is a summary of WCI's risk management strategy and the effect of this strategy on WCI's consolidated financial statements.

Foreign Currency Risk Management

         Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve month period. At September 30, 1998, Time Warner had effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by WCI for Time Warner contract gains and losses related to WCI's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

     WCI records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of interest and other, net, in WCI's consolidated statement of operations.

     At September 30, 1998, WCI had contracts for the sale of $475 million and the purchase of $255 million of foreign currencies at fixed rates, primarily German marks (60% of contract value) and French francs (21%), compared to contracts for the sale of $380 million and the purchase of $139 million of foreign currencies at December 31, 1997. WCI had deferred approximately $4 million of net losses on foreign exchange contracts at September 30, 1998, which is all expected to be recognized in income over the next twelve months.

5.       CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of the General Partners. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the General Partners.

6.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:


                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                   1998                  1997
                                                                                   ----                  ----
                                                                              WCI       ATC          WCI      ATC
                                                                              ---       ---          ---      ---
                                                                                           (millions)
Cash payments made for interest..........................................    $   7     $   -        $ 10    $   -
Cash payments made for income taxes, net.................................      174        77         254       90
Tax-related distributions received from TWE..............................      156       108         138       94
Noncash capital distributions, net.......................................      286       196         210      144

         Noncash investing activities in the first nine months of 1998 included the Business Telephony Reorganization (Note 2).


                                            Part II.  Other Information


Item 1.   Legal Proceedings.

         Reference is made to the litigation entitled Six Flags Over Georgia, Inc., et al. v. Six Flags Fund, Ltd., et al. commenced in Superior Court in Gwinnett County, Georgia in connection with the management of the Six Flags Over Georgia Theme Park described on pages I-28 and I-29 of TWE's Annual Report on Form 10-K (the "1997 Form 10-K") for the year ended December 31, 1997. TWE and its former 51% partner in Six Flags retained financial responsibility for this litigation following completion of the sale of Six Flags. Discovery has now concluded, although a number of motions relating to discovery and discovery-related practices are still pending. Plaintiffs in the action moved on October 22, 1998 to amend their complaint so as to drop their claim for fraud and to modify their claim for breach of contract. Trial on the remaining claims seeking damages in excess of $250 million is scheduled to commence November 16, 1998.

         Reference is made to the civil action brought by the U.S. Department of Justice in the United States District Court for the District of Columbia against Primestar, Inc. ("Primestar") to enjoin on antitrust grounds Primestar's proposed acquisition of certain assets described on page 38 of TWE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 Form 10-Q"). Abandonment of the proposed acquisition was announced on October 15, 1998 and it is expected that such abandonment will moot the litigation.

         Reference is made to the litigation entitled Coppola v. Warner Bros. described on page 38 of the June 30, 1998 Form 10-Q. On October 15, 1998, the Court vacated the jury award against Warner Bros. for $60 million in punitive damages but affirmed the award of $20 million in compensatory damages and denied Warner Bros.' motion for a new trial. Both sides have stated they will appeal the Court's ruling.

         Reference is made to the litigation entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., described on page I-27 of the 1997 Form 10-K and on page 38 of the June 30, 1998 Form 10-Q. By Order dated October 6, 1998, the 11th Circuit Court of Appeals has accepted interlocutory review of the District Court's Order dated June 22, 1998, denying class certification. This appeal will now proceed to briefing and argument.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)......EXHIBITS.

                  The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  ....REPORTS ON FORM 8-K.

                  No Current Report on Form 8-K was filed by TWE during the quarter ended September 30, 1998.

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

                          Time Warner Entertainment Company, L.P.
                          By: Warner Communications Inc.,
                                   as General Partner


                          By:      /s/ Richard J. Bressler
                          Name:    Richard J. Bressler
                          Title:   Executive Vice President and
                                   Chief Financial Officer

                          American Television and Communications Corporation Warner Communications Inc.


                          By:      /s/ Richard J. Bressler
                          Name:    Richard J. Bressler
                          Title:   Executive Vice President and
                                   Chief Financial Officer


Dated:    November 12, 1998

                                  EXHIBIT INDEX
                     PURSUANT TO ITEM 601 OF REGULATIONS S-K




EXHIBIT NO........DESCRIPTION OF EXHIBIT


27       Financial Data Schedule.