Form 10-K405
period 1998-12-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1999-03-30
CIK 893657, 5910, 104650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 001-12878

                            ------------------------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                          13-3666692
   (STATE OR OTHER JURISDICTION OF INCORPORATION                                    (I.R.S. EMPLOYER
          OR ORGANIZATION OF REGISTRANT)                                         IDENTIFICATION NUMBER)

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION           DELAWARE                  13-2922502
WARNER COMMUNICATIONS INC.                                   DELAWARE                  13-2696809
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS            (STATE OR OTHER            (I.R.S. EMPLOYER
CHARTER)                                                 JURISDICTION OF         IDENTIFICATION NUMBER)
                                                         INCORPORATION OR
                                                          ORGANIZATION)

                              75 ROCKEFELLER PLAZA
                            NEW YORK, NEW YORK 10019
                                 (212) 484-8000
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    Time Warner Entertainment Company, L.P.

                          Corporate Organization Chart



Included in the Form 10-K for Time Warner Entertainment Company, L.P. ("TWE") is a chart illustrating TWE's corporate organization, providing the following information:

     Time Warner Inc. owns 100% of the Time Warner General and Limited Partners.(1)

     Time Warner General and Limited Partners own 74.49% of TWE. TWE is also 25.51%-owned by MediaOne Limited Partner.(2)

     TWE owns 100% of Time Warner Cable, Cable Networks - HBO and Filmed Entertainment-Warner Bros., and 64.8% of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 1.9%-owned by TWI Cable and 33-1/3% - owned by Advance/Newhouse.(3)












___________

(1) Subsidiaries of Time Warner Inc. own 100% of the capital stock of each of the Time Warner General and Limited Partners.

(2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interests senior and junior to the pro rata priority capital interests. (See Note 8 to TWE's consolidated financial statements.)

(3) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART 1

ITEM 1.  BUSINESS

     Time Warner Entertainment Company, L.P. ("TWE") is engaged principally in three fundamental areas of business:

     - CABLE NETWORKS, consisting principally of interests in pay cable television programming;

     - ENTERTAINMENT, consisting principally of interests in filmed entertainment, television production and television broadcasting; and

     - CABLE, consisting principally of interests in cable television systems.

     The Time Warner Cable division of TWE also manages substantially all of the cable television systems owned by Time Warner Inc., a Delaware corporation ("Time Warner"), and the combined cable television operations are conducted under the name of Time Warner Cable.

     TWE was formed as a Delaware limited partnership in 1992 pursuant to an Agreement of Limited Partnership, dated as of October 29, 1991, as amended (the "TWE Partnership Agreement"), and has, since its capitalization on June 30, 1992 (the "TWE Capitalization"), owned and operated substantially all of the business of Warner Bros., Home Box Office and the cable television businesses, and certain other businesses owned and operated by Time Warner prior to that time. Upon the TWE Capitalization, certain wholly owned subsidiaries of Time Warner (the "Time Warner General Partners") contributed such businesses, or assigned the net cash flow derived therefrom (or an amount equal to the net cash flow derived therefrom), to TWE and became general partners of TWE. Currently, Time Warner, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital and junior priority capital of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). MediaOne has an option to increase its Series A Capital and Residual Capital interests from 25.51% to up to 31.84%, depending on the performance of TWE's Cable division. Such option is exercisable from January 1, 1999 through on or about May 31, 2005 at a maximum exercise price ranging from $1.25 billion to $1.8 billion, depending on the year of exercise. Either TWE or MediaOne may elect that the exercise price for the option be paid with partnership interests rather than cash. Two Time Warner subsidiaries are the general partners of TWE.

     The business and affairs of TWE are managed under the direction of a board of representatives comprised of representatives appointed by subsidiaries of Time Warner and representatives appointed by MediaOne, other than the businesses and operations of the cable television systems of TWE and TWE-A/N (described below) which are governed by the Cable Management Committee. See "Description of Certain Provisions of the TWE Partnership Agreement."

     In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") known as TWE-A/N. As of December 31, 1998, TWE-A/N owned cable television systems (or interests) serving
6.3 million subscribers. TWE is the managing partner of TWE-A/N, which is owned 64.8% by TWE, 33.3% by Advance/Newhouse and 1.9% by TWI Cable Inc. For information about certain transactions affecting TWE-A/N during 1998, see Note 2, "Acquisitions and Dispositions -- Cable Transactions," to TWE's consolidated financial statements on pages F-24 through F-28 herein.

     In October 1996, Time Warner completed the merger of Turner Broadcasting System, Inc. ("TBS") thereby acquiring the remaining approximately 80% interest in TBS that Time Warner did not already own (the "TBS Transaction"). TBS is not a part of TWE; however, as a result of the acquisition of TBS, certain portions of TBS's filmed entertainment businesses are managed by the Warner Bros. division of TWE. As a result of the TBS Transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name and the old parent company, which changed its name to Time Warner Companies, Inc. ("TWCI"), and TBS became separate, wholly owned subsidiaries of the new parent company. The assets of TWCI consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE. For convenience, references to "Time Warner" in this report refer to both the old and new parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

THE TIME WARNER GENERAL PARTNERS

     At the time TWE was capitalized, thirteen direct or indirect wholly owned subsidiaries of Time Warner contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Warner Bros., Home Box Office and cable television businesses to TWE for general partnership interests. During late 1993 through 1994, nine of the thirteen original general partners were merged or dissolved into the other four, and in 1997 two additional companies were merged. As a result, as of December 31, 1998, Warner Communications Inc. ("WCI," a subsidiary of Time Warner) and American Television and Communications Corporation ("ATC," a subsidiary of Time Warner) are the two remaining general partners of TWE. They have succeeded to the general partnership interests of all of the other former general partners.

     The principal assets of the Time Warner General Partners currently include, in addition to their interests in TWE: WCI's ownership of substantially all of the Warner Music Group ("WMG"), which produces and distributes recorded music and owns and administers music copyrights; WCI's 50% interest in DC Comics, a New York general partnership which is 50% owned by TWE ("DC Comics"); WCI's 37.25% interest in Time Warner Entertainment Japan Inc., a corporation organized under the laws of Japan ("TWE Japan"); certain securities of TBS which in the aggregate represent an equity interest of approximately 10.6% in TBS; and 7.66% of the common stock of TWCI. TWE does not have any ownership interest in the businesses or assets of the Time Warner General Partners.

RECENT EVENTS

     On February 1, 1999, Time Warner announced that it intended to form a joint venture with AT&T Corp. ("AT&T") pursuant to which the joint venture will have the right for up to a 20-year term to offer AT&T-branded cable telephone service to residential and small business customers over Time Warner Cable's existing cable network. Under the preliminary terms announced by the parties, the joint venture will be 77.5% owned by AT&T and 22.5% owned by TWE, TWE-A/N and TWI Cable, Inc., collectively. The joint venture is expected to make payments to Time Warner Cable initially based on the number of homes included in the cable network that have been upgraded to fiber optic capacity and will pay a monthly fee during the term per telephony subscriber, subject to guaranteed minimums, and is expected to make future revenue sharing payments if the joint venture surpasses targeted monthly subscriber revenue levels. The joint venture is also expected to purchase telephony equipment and fund Time Warner Cable's expenses of installing and maintaining such equipment. It is expected that AT&T will fund all of the joint venture's negative cash flow. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cable Strategy" at pages F-8 and F-9 herein.

     The joint venture is subject to the negotiation and execution of definitive agreements, approval of the final terms by MediaOne and Advance/Newhouse and certain regulatory and other approvals. No assurances can be given that such agreements and approvals will be completed or obtained.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-13 and F-14 of "Management's Discussion and Analysis of Results of Operations and Financial Condition." TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                             CABLE NETWORKS -- HBO

     TWE's Cable Networks business consists of the HBO and Cinemax pay television programming services (collectively, the "Home Box Office Services"), operated by the Home Box Office division of TWE ("Home Box Office"). HBO is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 34.6 million subscriptions as of December 31, 1998. Both HBO and Cinemax are available in multichannel format. TWE also has a partial interest in certain other domestic and international programming networks.

GENERAL

     Through its Home Box Office division, TWE distributes HBO, the leading domestic pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality documentaries. In addition, HBO offers sporting and special entertainment events (such as concerts and comedy shows), and feature motion pictures, mini-series and television series produced specifically by or for HBO.

     The Home Box Office Services distribute their programming via cable and other distribution technologies, including satellite distribution. The Services generally enter into separate multi-year agreements, known as affiliation agreements, with operators of cable television systems, SMATV, MMDS and DTH distribution companies that have agreed to carry them. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified.

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

     The Home Box Office Services, being commercial free, generate their revenue principally from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. Individual subscribers to the Home Box Office Services are generally billed monthly by their local cable company or DTH packager for each service purchased and are free to cancel a service at any time.

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large DTH distribution companies or multiple system cable operators, such as Tele-Communications, Inc., a subsidiary of AT&T ("TCI"), or Time Warner Cable, has increased. Home Box Office attempts to assure continuity in its relationships with affiliates and has entered into multi-year contracts with affiliates, whenever possible. Although Home Box Office believes the prospects of continued carriage and marketing of its programming services by the larger affiliates are good, the loss of one or more of them as distributors of any individual service could have a material adverse effect on its business.

PROGRAMMING

     A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, HBO and Cinemax subscription levels and the films' box office performances.

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has agreements with DreamWorks SKG, Regency Entertainment, Sony Pictures Entertainment, Inc. ("Sony Pictures"), and Twentieth Century Fox Film Corporation ("Fox") pursuant to which the Home Box Office Services have acquired exclusive and non-exclusive rights to exhibit all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount Pictures Corporation, Sony Pictures and Walt Disney Pictures for older, library films.

     HBO also defines itself by the exhibition of contemporary and sometimes controversial pay television original movies and mini-series, sporting events such as boxing matches and Wimbledon, sports documentaries and the sports news program "Real Sports," dramatic and comedy specials and series, concert events, family programming, and documentaries that are produced by independent production companies for initial exhibition on HBO.

OTHER INTERESTS

     Time Warner Sports, a division of Home Box Office, operates TVKO Pay-Per-View from HBO, an entity that distributes pay-per-view prize fights and other pay-per-view programming.

     In 1998, Home Box Office's own production company, HBO Independent Productions, produced "Everybody Loves Raymond," in its third season on CBS. Divisions of Home Box Office also produce comedy programming for HBO, Comedy Central, broadcast networks and syndication. Home Box Office is also co-owner of a U.K. television production company and of a separate joint venture for the international distribution of programming.

     When it controls the rights, Home Box Office also distributes theatrical films and made-for-pay television programming to other cable television or pay-per-view services and for home video and distributes its original programming into domestic syndication and abroad for television and home video viewing.

INTERNATIONAL

     HBO Ole, a 33.46%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. TWE also has interests in several advertiser-supported television services distributed by HBO Ole in Latin America. HBO Brasil, another partnership in which TWE has an interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, a movie-based pay television service which, together with Cinemax, is distributed to various countries in Southeast Asia.

     In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic, the Slovak Republic, Poland and Romania.

                         BASIC CABLE NETWORK INTERESTS

     TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 56 million homes at year-end 1998.

     TWE also holds a 50% interest in Court TV, which was available in approximately 32 million homes at year-end 1998. Court TV is an advertiser-supported basic cable television service providing coverage of live and taped legal proceedings during the day and a mix of fictional and real crime stories in the evening.

                                  COMPETITION

     Home Box Office's businesses face strong competition. Each of the Home Box Office Services competes with other television programming services for distribution on the limited number of channels available on cable and other television systems. The Services compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Services face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

     Home Box Office's production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

                                 ENTERTAINMENT

     TWE's Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, operate The WB Television Network, maintain advertiser-supported entertainment sites on the Internet, license rights to TWE's characters, operate retail stores featuring consumer products based on TWE's characters and brands and operate theme parks and motion picture theaters internationally. All of the foregoing businesses are principally conducted by the Warner Bros. division of TWE.

     Entertainment operations are conducted in the United States and around the world. During 1998, approximately 50% of Warner Bros.' worldwide theatrical revenues were generated outside the United States.

                      FILMED ENTERTAINMENT -- WARNER BROS.

WARNER BROS. FEATURE FILMS

     Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with other motion picture companies. Warner Bros. also acquires for distribution completed films produced by others. Acquired distribution rights may be limited to specified territories, media and/or periods of time. The terms of Warner Bros.' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

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

     In response to the rising cost of producing theatrical films, Warner Bros. has signed joint venture agreements with several companies to co-finance films, decreasing its financial risk while retaining substantially all worldwide distribution rights. Warner Bros. and Canal Plus have formed a joint venture, known as Bel-Air Entertainment, to co-finance on primarily a 50/50 basis the production, overhead and development costs of a total of approximately 10 to 20 motion pictures through 2003. Warner Bros. acquired all distribution rights in the U.S. and Canada and substantially all international distribution rights to these pictures. Warner Bros. will advance marketing and distribution costs in the territories where it distributes and will receive a distribution fee in connection with the exploitation of the pictures. "Message in a Bottle" was released under a separate arrangement with Bel-Air in the first quarter of 1999.

     In 1998 Warner Bros. entered into an agreement with Village Roadshow Pictures ("VRP") to co-finance under a cost sharing arrangement the production of up to 20 motion pictures over a five-year period. Approximately 50% of the production costs of those pictures will be provided by Warner Bros. and the balance will be provided by VRP. Warner Bros. will acquire all distribution rights in the U.S. and Canada and substantially all international distribution rights to the co-financed pictures. Warner Bros. will advance marketing and distribution costs in the territories in which it distributes and will receive a distribution fee in connection with the exploitation of the pictures. "Practical Magic" was co-financed under this arrangement and distributed by Warner Bros. during 1998. Among others, "Analyze This," "Gossip," "Three Kings" and "The Matrix" are scheduled for release in 1999.

     Warner Bros. and Polygram Filmed Entertainment ("Polygram") have agreed to co-finance on a 50/50 basis through 2000 the production, overhead and development costs of motion pictures produced or acquired by Castle Rock, a subsidiary of Time Warner. Warner Bros. and Polygram (now Universal Studios) will each acquire distribution rights in the U.S. and Canada to half of the Castle Rock pictures and international distribution rights to the other half on an alternating basis. Warner Bros. and Polygram will each advance marketing and distribution costs in connection with the exploitation of the Castle Rock pictures. During l998, Warner Bros. distributed "The Last Days of Disco," internationally, under this arrangement. Among the Castle Rock releases anticipated for l999 are "Mickey Blue Eyes" and "The Green Mile," which will be distributed by Warner Bros. domestically.

     Warner Bros. has extended the term of its distribution servicing agreements with Morgan Creek Productions Inc. ("Morgan Creek") through up to June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures for a period of ten years from delivery of a picture, and certain foreign distribution services for selected pictures. Under this arrangement, Warner Bros. released "Wrongfully Accused," "Incognito" and "Major League 3" in l998.

     Warner Bros.' co-financing and distribution agreement with Monarchy Enterprises C.V. and Regency Entertainment U.S.A. ("Monarchy/Regency") expired in 1998. Warner Bros. distributed "Dangerous Beauty" and "The Negotiator" for Monarchy/Regency and released "City of Angels" as a co-financed picture with them in 1998.

     During 1998, Warner Bros. released 27 motion pictures for theatrical exhibition, of which 15 were produced by or with others and four were released solely in international markets. The following motion pictures, among others, were released by Warner Bros. in 1998: "City of Angels," "Lethal Weapon 4," "Practical Magic," "A Perfect Murder" and "You've Got Mail."

     During 1999, Warner Bros. expects to release approximately 22 motion pictures, of which 14 are expected to be produced by or with others. In addition to the co-financed pictures mentioned above, during 1999 Warner Bros. will release "True Crime," "Wild, Wild West" and "Eyes Wide Shut."

HOME VIDEO

     Warner Home Video ("WHV") distributes for home video use pre-recorded videocassettes and digital video discs ("DVDs") containing the filmed entertainment product of (i) Warner Bros., (ii) Home Box Office, (iii) WarnerVision Entertainment, (iv) Castle Rock and (v) New Line Cinema. In March 1999, WHV and MGM agreed to terminate the parties' video distribution agreement. WHV will receive $225 million plus, effective January 1, 1999, video distribution rights in the Turner Entertainment library, which includes all of the classic pre-1948 Warner Bros. and pre-1986 MGM films. In return, MGM was granted early termination, effective January 31, 2000, of WHV's rights with respect to the United Artists film library and post-1986 MGM video product. WHV also distributes other companies' product for which it has acquired home video distribution or servicing rights. In l998, WHV commenced distributing DVDs on behalf of Disney in Europe, the Middle East and Africa.

     WHV sells its product in the United States and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international countries, WHV's product is distributed through licensees. Videocassette product is generally manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties.

     During 1998, WHV released five titles in North America for home rental with sales and licensed units exceeding 400,000 units each: "Lethal Weapon 4," "L.A. Confidential," "Devil's Advocate," "City of Angels" and "U.S. Marshals." WHV entered into revenue sharing license agreements with rental customers, including distributors, in l998. Under such agreements, WHV licenses video product and shares in revenues generated by its customers. Additionally, WHV released nine titles in the North American sell-through market which generated sales of more than one million units each. Internationally, the following titles generated substantial home video revenue in 1998: "Tomorrow Never Dies," "Conspiracy Theory," "Contact," "L.A. Confidential" and the first four seasons of the television series "Friends."

     DVDs, capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided or dual-layered disc -- increased their presence in North American markets during 1998. The DVD technology offers picture quality significantly superior to existing home video technology as well as premium features such as multiple language soundtracks. WHV is currently benefiting by releasing in DVD format both first-run feature motion pictures and titles from WHV's extensive catalogue. At year-end l998, WHV had DVD distribution in major international territories.

TELEVISION

     Warner Bros. is the leading supplier of television programming in the world. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all national networks, syndicated domestic television, cable syndication and a growing array of international television distribution outlets. The distribution library owned or managed by Warner Bros. currently has some 5,700 feature films, 32,000 television titles, 12,000 animated titles and 1,500 classic animated shorts, including classic MGM and RKO titles such as "The Wizard of Oz" and "Gone With The Wind," as well as animation from Hanna-Barbera and MGM. Warner Bros. acts as distributor of the programming owned by subsidiaries of TBS.

     Warner Bros.' television programming is primarily produced by Warner Bros. Television, which produces dramatic and comedy programming, and Telepictures Productions ("Telepictures"), which specializes in reality-based and talk/variety series. During the 1998-1999 season, Warner Bros. Television launched several new network primetime series, including "Jesse," "Whose Line is it Anyway" and "Two of a Kind." Returning network primetime series included, among others, the top-rated series "ER" and "Friends," "The Parent Hood" and "The Wayans Bros." (each in its fifth season); "The Drew Carey Show" (in its fourth season); "Suddenly Susan" (in its third season); and "Veronica's Closet" and "For Your Love" (in their second season).

     Telepictures is responsible for the development and production of original programming primarily for syndicated television. In this capacity, Telepictures has successfully launched "The Rosie O'Donnell Show" (third season), "The Jenny Jones Show" (eighth season), "EXTRA" (fifth season), and "Change of Heart" (first season).

     Warner Bros. Television Animation ("WBTA") is responsible for the creation, development and production of contemporary television animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comic's libraries, including "Looney Tunes" and the Hanna-Barbera and MGM libraries. Animation programming is important to TWE as a foundation for various product merchandising and marketing revenue streams as well as being an important source of initial and on-going programming for various distribution outlets, including those owned by TWE (including Kids' WB!).

     WBTA continues to be a leading producer of original children's animation programming and direct-to-video projects, with such programs as "Steven Spielberg Presents Pinky, Elmyra & The Brain," "The New Batman/Superman Adventures" and "Batman Beyond." WBTA also distributes "Pokemon" in the U.S. and manages production of, among others, the Cartoon Network series "Cow and Chicken," "Johnny Bravo," "Powerpuff Girls" and "I Am Weasel." Direct-to-video projects for 1999 include "Steven Spielberg Presents Animaniacs: Wakko's Wish" and a second Scooby-Doo feature-length video.

     The expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased the distribution opportunities for feature films and television programming of all varieties from the Warner Bros. and TBS libraries. A typical sale of a new program series produced by or for Warner Bros. Television to a major domestic network grants that network an option to carry such program series for four years, after which time Warner Bros. Television can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

     The top-rated series "ER" and "Friends" debuted in syndication in September 1998. Other television programs currently in off-network syndication include, among others, "Murphy Brown," "Full House," "The Fresh Prince of Bel Air" and "Family Matters."

     Warner Bros. International Television Distribution ("WBITD") is the world's largest distributor of feature and television programming for television exhibition outside of the United States. WBITD distributes programming in more than 175 countries and in more than 40 languages. The introduction of new technologies and programming services throughout the world has created many new opportunities for WBITD. In conjunction with these new services seeking Warner Bros.' programming, WBITD has formed strategic alliances with some of the world's leading satellite, cable and over-the-air television broadcasters, and has also commenced the development and production of television programming with international partners. In 1998, Warner Bros. formed a joint venture with Nippon Television Network, Toshiba and TWE Japan to produce and distribute movies and television programs in Japan and worldwide.

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of product to Time Warner's and TWE's cable television networks of $769 million as of December 31, 1998). The backlog excludes advertising barter contracts. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Filmed Entertainment Backlog" at pages F-9 and F-10 herein.

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

     At December 31, 1998, Warner Bros. Studio Stores was operating more than 180 stores in the United States and in 15 countries or territories throughout the world, including 44 stores owned by international franchisees.

THEATERS

     Through joint ventures, Warner Bros. International Theaters operates approximately 90 multi-screen cinema complexes with approximately 800 screens in seven foreign countries, including 30 theaters in Australia, 22 in the United Kingdom, 20 in Japan, eight in Portugal, four in Italy and four in Spain. During l999, Warner Bros. International Theaters plans to open more than 15 cinemas with over 150 screens.

                           THE WB TELEVISION NETWORK

     The WB Television Network ("The WB") completed its fourth year of broadcast operations in January l999. During the l998/99 broadcast season, The WB expanded its prime time program line-up to five nights and is now airing 11 hours of series programming from Sunday to Thursday nights. The network's line-up includes the family series "7th Heaven," as well as programming aimed at a teen and young adult audience, such as "Dawson's Creek," "Charmed," "Buffy the Vampire Slayer," and the Golden Globe award winning "Felicity."

     During 1998, The WB's broadcast coverage (with 88 over-the-air affiliates) grew to approximately 90% of U.S. TV households with the addition of key affiliates in Pittsburgh, Cincinnati, Baltimore, San Antonio and Oklahoma City. The WeB, a distribution alliance for The WB, was launched in September 1998 in smaller broadcast markets. WeB programming is distributed to local broadcast affiliates who then disseminate WeB programming via local cable systems.

     The WB's children's network, Kids' WB!, airs l9 hours of programming per week with programming on weekday mornings, weekday afternoons and Saturday mornings.

     Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an 11% interest in the network.

                              WARNER BROS. ONLINE

     Warner Bros. Online, established in l995, is responsible for all of Warner Bros. commercial advertiser-supported online initiatives and, according to Media Metrix, has established itself as one of the most-visited studio sites on the Internet. The division recently entered into a joint venture with FortuneCity.com, called ACMEcity.com, to create a global advertiser-supported community network which will enable fans of Warner Bros. movies, music and television shows to build personal home pages. In connection with the formation of this joint venture, Warner Bros. received equity in FortuneCity.com equal to approximately 13% of its outstanding shares.

     In the second quarter of l999, Warner Bros. Online plans to launch a vertical advertiser-supported entertainment portal called "Entertaindom" to be co-branded and distributed in partnership with computer manufacturers, Internet service providers and portal sites. Entertaindom will offer entertainment information and services, as well as a mix of content, community sites and e-commerce, featuring video-based entertainment, animation, music and multiplayer games.

     Warner Bros. Online is currently producing broadband interactive entertainment in the form of WebDVD shows and content for broadband networks.

                           OTHER ENTERTAINMENT ASSETS

THEME PARKS

     With local partners, Warner Bros. has developed movie-related theme parks in Australia and Germany which feature Warner Bros.' movie, cartoon and superhero characters. Warner Bros. has announced that it is studying the feasibility of operating the first movie-based theme park in Spain.

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering 25 existing and all future locations. See also Item 3, "Legal Proceedings" for information about certain litigation involving Six Flags.

DC COMICS

     TWE and WCI each own a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are "Superman," "Batman," "Wonder Woman" and "The Sandman," as well as collections sold as books. DC Comics also derives revenues from motion pictures, television, product licensing, books for juvenile and adult markets and foreign publishing.

                                  COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each competes with the other for viewers' attention, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Network television is extremely competitive as networks seek to attract audience share, television stations for affiliation, advertisers and broadcast rights to television programming. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining films and attracting patrons.

                                     CABLE

     TWE's Cable business consists principally of interests in cable television systems that, in general, are operated under the name Time Warner Cable. Of the approximately 12.6 million subscribers served by Time Warner Cable at December 31, 1998, approximately 1.8 million are in systems owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10.8 million are in systems owned or managed by TWE. TWE's cable systems include approximately 6.3 million subscribers in a joint venture between TWE and Advance/Newhouse known as TWE-A/N. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N. As of March 1, 1999, TWE-A/N was owned 33.3% by Advance/Newhouse, 64.8% by TWE and 1.9% by TWI Cable.

                               SYSTEMS OPERATIONS

     Time Warner Cable is the largest operator of cable television systems in the United States. As of December 31, 1998, 82% of Time Warner Cable customers were served by clustered cable systems (as described below) with 100,000 subscribers or more, and approximately 70% of Time Warner Cable's systems have been upgraded for higher channel capacity and new and advanced services.

     Over the past several years, Time Warner Cable has pursued a strategic goal of upgrading its cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. Those systems not upgraded to 750 MHz will be upgraded to a level of 550 MHz. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability, with improved network management systems. The system architecture is also flexible, in that system capacity for future needs can be expanded by various means without major additional capital expenditures.

     Approximately 70% of Time Warner Cable's systems had completed upgrades by December 31, 1998. These upgrades have enabled Time Warner Cable to expand its core cable programming, so that average channel capacity of Time Warner Cable systems has generally increased from approximately 50 channels to approximately 70 channels at the end of 1998. Over time, the upgrading will also permit Time Warner Cable to roll out new and advanced services, including digital and high-definition television ("HDTV") programming, high-speed Internet access, telephony and other services including video-on-demand. See "Cable -- New Cable Services" below.

     Time Warner Cable entered into a Social Contract with the Federal Communications Commission ("FCC") in 1996 that required upgrades of generally all domestic systems managed by Time Warner Cable by December 31, 2000. The total capital investment to be made by Time Warner Cable for the upgrades is estimated to be approximately $4 billion of which, by the end of 1998, approximately $3 billion had been spent.

     Time Warner Cable believes that its clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels and the roll-out of advanced services over a geographically concentrated customer base. Several transactions entered into or completed in 1998 or scheduled to close in 1999 will further Time Warner Cable's clustering strategy. As of December 31, 1998, Time Warner Cable had 33 distinct geographic system groupings, each serving more than 100,000 subscribers.

     During 1998, TWE-A/N and subsidiaries of TCI Communications Inc. ("TCIC") formed a new 50-50 joint venture (the "Texas Venture") to provide cable television to the Houston area and to certain other communities in south and west Texas. The two partners each contributed systems serving approximately 550,000 subscribers to the Texas Venture, which is managed by Time Warner Cable. TCIC also contributed a cable television system serving approximately 95,000 subscribers to the existing Kansas City Cable Partners joint venture. In November 1998, Time Warner Cable entered into a series of asset exchange agreements with certain subsidiaries of TCIC under which TCIC will receive systems serving approximately 575,000 subscribers in areas not strategic to Time Warner Cable and Time Warner Cable will receive systems serving approximately 625,000 subscribers adjacent to or near major clusters in Florida, Hawaii, Maine, New York, Ohio, Texas and Wisconsin. These trades are expected to close periodically throughout 1999, subject to obtaining required regulatory approvals.

FRANCHISES

     Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See "Regulation and Legislation" below.

PROGRAMMING

     Programming is generally made available to customers through programming tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable's systems has been expanding as system upgrades are completed. Digital services will further increase the number of channels of video programming a customer may elect to receive.

     Video programming available to customers includes local and distant broadcast television signals, cable programming services like CNN, TNT and ESPN, and premium cable services like HBO, Cinemax, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through programming affiliation agreements with Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of any specific agreement, the cost of providing any cable programming service may continue to rise. While Time Warner Cable sometimes has the right to cancel contracts, and can in any event refuse to renew them, it is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE CHARGES AND ADVERTISING

     Subscribers to Time Warner Cable's cable systems are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $8 to $30 for residential customers. Other services offered include equipment rentals, for an additional monthly fee. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates is scheduled to "sunset" on March 31, 1999, rates for "basic" programming and for equipment and installation will continue to be regulated pursuant to federal law. See "Regulation and Legislation" below.

     Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge. Systems offering pay-per-view movies generally charge between $3 and $4 per movie, and systems offering pay-per-view events charge between $6 and $50, depending on the event. Time Warner Cable's systems increasingly offer pay-per-view services on an "impulse" basis, permitting a subscriber to place an order over the cable system through his or her remote control or cable set-top box.

     Subscription revenues continue to account for most of Time Warner Cable's revenues, with pay-per-view and premium services contributing additional revenues. Subscribers may discontinue purchasing services at any time.

     Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. In this regard, Time Warner Cable competes against broadcast TV stations, radio stations and newspapers for a share of local media revenues. The clustering of Time Warner Cable's systems expands the reach of viewers to cable programs over the local area and helps local ad sales personnel to compete more effectively. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Fifteen of Time Warner Cable's 43 field divisions participate in a cable advertising interconnect.

LOCAL NEWS CHANNELS

     Time Warner Cable operates 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13) and Rochester, NY (R/News) and has announced that its fifth local news channel will launch in Austin, Texas in the summer of 1999. Local news programming increases local advertising revenues. Further, Time Warner Cable believes that providing news programming specifically focused on a local region strengthens its ability to compete with other multichannel video providers operating in the region.

                               NEW CABLE SERVICES

ROAD RUNNER

     In June 1998, TWE, TWE-A/N, TWI Cable, MediaOne, and subsidiaries of Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online service business (the "Road Runner Joint Venture"). The Road Runner cable service provides high-speed Internet access and also offers original content for broadband-capable networks. Road Runner affiliates with local cable television system operators, principally Time Warner Cable and MediaOne, in exchange for a percentage of the cable operator's retail revenue from subscribers for the Road Runner service. Customers who elect to subscribe connect their personal computers to the Road Runner service for access at high speeds to the Internet and to Road Runner's content.

     The ownership of the equity in the Road Runner Joint Venture is presently as follows: TWI Cable -- 10.7%, TWE -- 25%, TWE-A/N -- 32.9%, and
MediaOne -- 31.4%. In exchange for Microsoft and Compaq contributing $425 million to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest in the Venture that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by TWI Cable, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. See also Note 2, "Cable Transactions -- Road Runner Joint Venture" to TWE's consolidated financial statements at pages F-25 and F-26 herein.

     As of December 31, 1998, the Road Runner Joint Venture had affiliations in 24 locations with access to 7 million cable homes and the service had approximately 180,000 subscribers. The Road Runner service has been launched by Time Warner Cable in the following areas: Albany, Austin, Binghamton, Charlotte, Columbus and Northeast Ohio, El Paso, Hawaii, Memphis, Portland, Rochester, San Diego, Syracuse and Tampa Bay. Roll-outs will continue during 1999.

DIGITAL CABLE SERVICES

     Following testing in 1998 and early 1999, Time Warner Cable will begin a roll-out of digital cable service for certain of its cable systems, including Austin, Texas, Tampa, Florida and Columbus, Ohio. The digital format of the signals allows compression of the signals so that they occupy less bandwidth. This substantially increases the number of channels that can be provided over a system, when compared to standard analog signals. Time Warner Cable's digital cable service will present customers with the option to subscribe to a new digital programming service providing up to 100 digital program networks and music services for a separate monthly fee. The programming on the digital set-top boxes delivered to subscribing customers will also offer more pay-per-view options, more channels of multiplexed premium services, a digital interactive program guide, a digital programming tier, CD-quality music and other features such as parental lockout options. Digital service roll-outs are expected to increase over time as additional set-top equipment becomes available.

HDTV

     Pursuant to FCC order, each television broadcast station has been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Depending on the speed with which HDTV and digital signals are developed, it can be expected that such signals will vie with the many other sources of programming for cable carriage. In 1998, Time Warner Cable agreed to carry the high-definition television signals and other digital signals that will be broadcast by television stations owned and operated by the CBS network.

                                 RECENT EVENTS

PROPOSED AT&T JOINT VENTURE

     On February 1, 1999, Time Warner announced that it intended to form a joint venture with AT&T pursuant to which the joint venture will have the right for up to a 20-year term to offer AT&T-branded cable telephone service to residential and small business customers over Time Warner Cable's existing cable network. Under the preliminary terms announced by the parties, the joint venture will be 77.5% owned by AT&T and 22.5% owned by TWE, TWE-A/N and TWI Cable, collectively. The joint venture is expected to make payments to Time Warner Cable initially based on the number of homes included in the cable network that have been upgraded to fiber optic capacity and will pay a monthly fee during the term per telephony subscriber, subject to guaranteed minimums, and is expected to make future revenue sharing payments if the joint venture surpasses targeted monthly subscriber revenue levels. The joint venture is also expected to purchase telephony equipment and fund Time Warner Cable's expenses of installation and maintenance. It is expected that AT&T will fund all of the joint venture's negative cash flow. For additional information, see also "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Cable Strategy" at pages F-8 and F-9 herein.

     The joint venture is subject to the negotiation and execution of definitive agreements, approval of the final terms by MediaOne and Advance/Newhouse and certain regulatory and other approvals.

PRIMESTAR

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite ("DBS") operations conducted by TWE and TWE-A/N and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N to Primestar, Inc., a separate holding company ("Primestar"). Following Primestar's decision to abandon its proposed acquisition of certain high-power satellite assets from a joint venture between

The News Corporation Ltd. and MCI Telecommunications Corp., due to inability to obtain regulatory approvals, Primestar recently entered into an agreement to sell Primestar's medium-power DBS business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. Also, Primestar, Primestar Partners, the stockholders of Primestar and Tempo Satellite, Inc. ("Tempo"), a wholly owned subsidiary of TCI Satellite Entertainment, Inc., entered into a second agreement with DirecTV, pursuant to which DirecTV will purchase high-power satellites from Tempo and Primestar and Primestar Partners will relinquish their respective rights to acquire or use such high-power satellites.

     The ultimate disposition of the medium-power assets of Primestar is subject to Primestar bondholders' and regulatory approvals and the disposition of certain of Tempo's high-power satellites is subject to regulatory approvals. There can be no assurance that such approvals will be obtained. For further information with respect to Primestar, see Note 2, "Cable
Transactions -- Primestar" to TWE's consolidated financial statements at pages F-26 and F-27 herein.

                                 INTERNATIONAL

     In France, TWE and TWE-A/N own 100% of Cite Reseau and 49.9% of Rhone Vision Cable, both of which were established to acquire new franchises, build and operate cable systems in France. In Japan, TWE and TWE-A/N beneficially own, directly or indirectly, 25% of Titus Communications Corporation, which provides cable, telephony and Internet access service primarily in the Tokyo area, and 19.2% of Chofu Cable Television Company, which provides cable service in the suburban Tokyo area.

                               BUSINESS TELEPHONY

     In July 1998, TWE, TWE-A/N and TWI Cable combined the business telephony operations formerly owned by them into a new entity named Time Warner Telecom LLC ("Time Warner Telecom") that is intended to be self-financing. Time Warner Telecom is a facilities-based competitive local exchange carrier ("CLEC") that offers a wide range of business telephony services in selected metropolitan markets across the United States. TWE has no continuing interest in Time Warner Telecom. The equity interests of Time Warner Telecom are owned 61.98% by subsidiaries of Time Warner, 18.85% by MediaOne and 19.17% by Advance/Newhouse. Of Time Warner's 61.98% interest, WCI and ATC own interests of 27.70% and 19.04%, respectively.

     Time Warner Telecom's customers are principally medium and large-sized telecommunications-intensive business end-users, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched data and video transmission services and certain Internet services. As of December 31, 1998, Time Warner Telecom had deployed switches in 16 of its 19 metropolitan markets. Its networks have been constructed primarily through licensing the use of fiber capacity from Time Warner Cable.

                                  COMPETITION

     Cable television systems face strong competition for viewer attention and subscriptions from a wide variety of news, information and entertainment providers. These include multichannel video providers like DTH, MMDS, SMATV systems and telephone companies, other sources of video programs (such as broadcast television and videocassettes) and additional sources for news, entertainment and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars.

     DTH. The FCC has awarded permits to several companies for orbital slots from which medium- or high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. As of June 1998, satellite-delivered DTH services were reported to be serving over 7.2 million subscribers. Echostar has announced that, unlike other DTH services, it will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ("TVROs"), either directly from the programmers or through third-party packagers. Legislation has been introduced in Congress to include carriage of local signals by DTH providers under the copyright compulsory license now granted to cable television operators. The ability of DTH services to deliver local signals on an equal economic basis will eliminate a significant advantage that cable operators currently have over DTH providers.

     MMDS/Wireless Cable. Wireless cable operators, including digital wireless operators, use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing over 1.0 million subscribers nationwide as of June 1998. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act, a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

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

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas (subject to the restriction against acquisition of greater than 10% of existing cable systems described under "Regulation and Legislation -- Ownership," below). Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate "open video systems" subject to certain local authorizations, including payments to local governmental bodies in lieu of cable franchise fees.

     Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment for viewer attention and for subscription revenues. This includes over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders, and the Internet. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

                           REGULATION AND LEGISLATION

     TWE's cable television systems, cable network, television network and original programming businesses are subject, in part, to regulation by the FCC, and the cable television systems business is also subject to regulation by some state governments and substantially all local governments. The following is a summary of current federal laws and regulations affecting the growth and operation of these businesses and a description of certain state and local laws. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, TWE.

                         PROGRAMMING AND CABLE NETWORKS

     The Telecommunications Competition and Deregulation Act of 1996 (the "1996 Telecommunications Act") eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35% of U.S. television households. As required by the 1996 Telecommunications Act, the FCC revised its dual network rule to allow a TV station to affiliate with an entity maintaining two or more networks, unless certain limited circumstances pertain.

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

     Under the 1992 Cable Act, the FCC has issued regulations which generally prohibit vertically integrated programmers, which currently include the Home Box Office Services, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators.

     The 1996 Telecommunications Act also contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called "V-chip"). The FCC has adopted rules requiring television manufacturers to include blocking technology in at least half of their new product models with a picture screen of 13 inches or greater by July 1, 1999; the remaining such models will be required to contain blocking technology by January 1, 2000. Second, the 1996 Telecommunications Act gave the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violent, sexually explicit or other indecent content and to agree voluntarily to transmit signals containing such ratings. In March 1998, the FCC determined that the system of voluntary parental guidelines adopted by television broadcasters, networks and program producers, and cable systems and networks, was acceptable and in compliance with the 1996 Telecommunications Act.

                                     CABLE

     The following discussion summarizes the significant federal, state and local laws and regulations affecting TWE's cable television systems operations.

     Federal Laws. The Cable Communications Policy Act of 1984 ("1984 Cable Act"), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels for public, educational and governmental programming; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage requirements and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

     Rate Regulation. Under federal laws, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the 1992 Cable Act required the FCC to review rates for nonbasic service tiers, known as "cable programming service tiers" ("CPST"), comprised of cable programming services other than per-channel or per-program services, in response to complaints filed by franchising authorities; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and CPST services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of CPST rates is scheduled to terminate on March 31, 1999. Regulation of both basic and CPST rates also ceases for any cable system subject to "effective competition." The 1996 Telecommunications Act expanded the definition of "effective competition" to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct-to-home ("DTH"). The FCC has found Time Warner Cable to be subject to "effective competition" in certain jurisdictions.

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

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates that exceed the maximum permitted level for either basic and/or CPST services and associated equipment, and refunds can be required.

     In 1996, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints then pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt "social contracts" as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by December 31, 2000. Time Warner Cable is allowed to increase the non-basic service tier by $1.00 per year over the term of the Social Contract. At Time Warner Cable's election, the Social Contract's limitation on non-basic service tier rates would no longer be effective after March 31, 1999. Court appeals that were filed seeking review of the FCC decision adopting the Social Contract have all been resolved. An appeal filed by

Middletown Township, PA in 1999 remains pending but is limited to the question whether Time Warner Cable owes refunds to subscribers in that Township.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations that are "local" to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. Broadcast stations may seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, non-commercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. In those cases where the expiration date of particular agreements has not been contractually varied from the original schedule set up by the 1992 Act, the next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999.

     Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from non-local television stations which are carried by the cable system.

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

     Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate "open video systems" ("OVS") which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where the Company operates cable systems, including New York City.

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to the outcome of a pending review by the FCC. Time Warner Cable obtained a temporary waiver from this rule, and has sought a permanent waiver, so that it could continue to own certain Atlanta area cable systems located within the Grade B signal coverage area of television station WTBS. The FCC denied the permanent waiver request, but that denial is presently stayed pending resolution of a petition for reconsideration. This matter will be rendered moot upon consummation of a proposed exchange of cable systems with MediaOne. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

     The FCC has initiated a rulemaking proceeding in which it asks what restrictions, if any, should be placed on a cable operator's ownership of a DTH service. This could affect TWE, in that it has an ownership interest in Primestar, a DTH service. This concern would no longer exist if the proposed sale of Primestar to DirectTV is consummated. See "Cable -- Primestar," above.

     The 1992 Cable Act directed the FCC to adopt so-called subscriber-limit rules, establishing reasonable limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC has promulgated a rule imposing a limit of 30% of homes passed, but it is currently conducting further rulemaking proceedings in which it may revisit the substance of that rule. Pursuant to the 1992 Cable Act, the FCC has also adopted so-called channel-occupancy rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Time Warner Cable is a party to a federal-court challenge to the validity of both the channel-occupancy rules and the subscriber-limit rules. Pending this challenge, the FCC has voluntarily stayed the effectiveness of the subscriber-limit rules (with the exception of certain reporting requirements) but not the channel-occupancy rules.

     Other FCC Regulations. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility; franchise transfers; franchise fees; closed captioning; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards; home wiring; and limitations on advertising contained in nonbroadcast children's programming. Pursuant to the 1996 Telecommunications Act, the FCC changed the formula for pole attachment fees which will result in substantial increases in payments by cable operators to utilities for pole attachment rights when telecommunications services are delivered by cable systems. This new higher rate formula will be phased in beginning in February 2001.

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

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1999, approximately 180 franchises serving approximately 580,000 subscribers expire during the period ending December 31, 2001. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

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

                               FTC CONSENT DECREE

     As a result of the TBS Transaction, TWE is subject to a Consent Decree (the "FTC Consent Decree") entered into with the Federal Trade Commission ("FTC"), certain provisions of which impose limitations on TWE's business conduct with respect to the sale of certain of its cable programming services. These provisions, among other things, prohibit TWE from increasing the pre-TBS Transaction pricing ratios which existed between large and small distributors in geographic areas also served by Time Warner Cable. In addition, under the terms of the FTC Consent Decree, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with TWE. Compliance with the FTC Consent Decree is not expected to cause an undue financial burden on TWE.

                           NEW COPYRIGHT LEGISLATION

     In 1998 two important pieces of federal legislation were enacted that will benefit TWE's businesses: The Sonny Bono Copyright Term Extension Act extends the term of copyright protection in the United States by 20 years, and the Digital Millennium Copyright Act ("DMCA") prohibits the circumvention of copy protection technologies and establishes rules with respect to the liability of online service providers for copyright infringements when users or subscribers transmit or provide infringing material.

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

MANAGEMENT AND OPERATIONS OF TWE

     Partners. Upon the capitalization of TWE in June 1992, certain subsidiaries of Time Warner became the general partners (the "Class B Partners" or the "Time Warner General Partners") of TWE and subsidiaries of ITOCHU Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba") became limited partners of TWE (the "Class A Partners"). A subsidiary of MediaOne (formerly US WEST, Inc.) was admitted as a Class A Partner in September 1993. In 1995, Time Warner acquired the limited partnership interests of ITOCHU and Toshiba. Consequently, the limited partnership interests in TWE are held by the Class A Partners consisting of a wholly owned subsidiary of MediaOne and wholly owned subsidiaries of Time Warner and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of Time Warner.

     Board of Representatives. Subject to the authority of the Cable Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the "Board of Representatives" or the "Board") that is comprised of representatives appointed by subsidiaries of Time Warner (the "Time Warner Representatives") and representatives appointed by MediaOne (the "MediaOne Representatives").

     The Time Warner Representatives control all Board decisions except for certain matters including (i) the merger or consolidation of TWE; (ii) the sale or other disposition of assets of TWE generating in excess of 10% of the consolidated revenues of TWE during the previous fiscal year or representing in excess of 10% of the fair market value of the total assets of TWE (in each case, other than in connection with certain joint ventures and "cable asset swaps" as to which the thresholds are greater); (iii) any acquisition by TWE, other than in the ordinary course of business, if the consideration paid by TWE in connection with such acquisition would exceed the greater of (1) $750 million and (2) 10% of the consolidated revenues of TWE for the most recently ended fiscal year of TWE; (iv) the engagement by TWE in any business other than the businesses then being conducted by TWE, as they may evolve from time to time and any business related to such businesses (provided that TWE may not engage in the manufacturing, sale or servicing of hardware, other than as may be incidental to TWE's businesses); (v) the incurrence by TWE of indebtedness for money borrowed if, after giving effect to such incurrence, the ratio of total indebtedness for money borrowed to cash flow would exceed the greater of (x) 5.00 to 1.00 and (y)
 .5 over the analogous ratio in the TWE credit agreement as in effect from time to time; (vi) cash distributions other than as provided in the TWE Partnership Agreement; (vii) the dissolution or voluntary bankruptcy of TWE; and (viii) any amendment to the TWE Partnership Agreement, which matters also require the approval of the MediaOne Representatives.

     The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the MediaOne Representatives. However, see "Cable Management Committee," below.

     Cable Management Committee. Subject to obtaining necessary franchise and other approvals, the businesses and operations of the cable television systems ("Cable Systems") of TWE and the TWE-A/N Partnership are governed by a Cable Management Committee (the "Management Committee"). The Management Committee is comprised of six voting members, three designated by MediaOne and three designated by TWE. Advance/Newhouse has the right to designate a non-voting member to the Management Committee. If MediaOne at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a "change in control" of MediaOne occurs, MediaOne's right to designate or maintain any members of the Management Committee will terminate. The Cable Systems are managed on a day-to-day basis by Time Warner Cable. The approval of a majority of the members of the

Management Committee is required for certain significant transactions relating to the Cable Systems, including, among other things, the sale, pledge or encumbrance of assets of any Cable System, the acquisition of cable assets, the making of commitments or expenditures relating to any Cable System, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

     Day-to-Day Operations. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's three principal divisions is managed on a day-to-day basis by the officers of such division. The officers of Time Warner are also officers of TWE.

CERTAIN COVENANTS

     Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE -- cable, cable programming and filmed entertainment (including the ownership and operation of theme parks) -- as such businesses may evolve, subject to certain agreed upon exceptions (including TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) MediaOne from conducting cable and certain regional programming businesses in the 14-state region in which US WEST, Inc. provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. ITOCHU and Toshiba continue to be bound by and benefit from the non-compete provisions but only as they relate to Japan.

     Transactions with Affiliates. Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

     Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Class A Partners), the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the "Appraised Value"). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

     In addition to the foregoing, MediaOne will have the right to exercise an additional demand registration right (in which the other Class A Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

     At the request of any Time Warner General Partner, TWE will effect a public offering of the partnership interests of the Time Warner General Partners or reconstitute TWE as a corporation and register the shares held by the Time Warner General Partners. In any such case, the Class A Partners will have standard "piggy-back" registration rights.

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

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

     Change in Control Put. Upon the occurrence of a change in control of Time Warner, at the request of any Class A Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A "change in control" of Time Warner shall be deemed to have occurred:

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

     No other dispositions are permitted, except that Time Warner may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and "tag-along" rights pursuant to which Time Warner must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

     TWE's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 "Organization and Summary of Significant Accounting Policies -- Foreign Currency Transaction" and Note 11 "Derivative Financial Instruments -- Foreign Currency Risk Management" to the consolidated financial statements set forth at pages F-20 and F-38, respectively, herein. For the revenues of international operations, see Note 12 "Segment Information" to the consolidated financial statements set forth on page F-40 herein.

                                   EMPLOYEES

     At December 31, 1998, TWE employed a total of approximately 29,400 persons.

                 BUSINESSES OF THE TIME WARNER GENERAL PARTNERS

     WCI, under the umbrella name Warner Music Group, conducts substantially all of Time Warner's vertically integrated worldwide recorded music business and worldwide music publishing business. The other General Partner does not conduct operations independent of its ownership interest in TWE and certain other investments.

                                     MUSIC

     In the United States and around the world, WCI, through its wholly owned Warner Music Group division ("WMG"), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

     WMG also operates Warner/Chappell, a music publishing business with offices around the world, and is a joint venture partner of music and video clubs in North America through its 50% ownership of The Columbia House Company.

                                 RECORDED MUSIC

     In the United States, WMG's recorded music business is principally conducted through WMG's Warner Bros. Records, Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and Sire Records Group Inc. and their affiliated labels, as well as through the WEA Inc. companies. The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs
(CDs), audio and videocassettes, CD-ROMs and DVDs for WMG's record labels, Warner Home Video and for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ("WEA Corp."), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ("ADA"), a so-called "independent" distribution company specializing in alternative rock music with a focus on new artists and smaller retailers.

     WMG's recorded music activities are conducted in more than 60 countries outside the United States by Warner Music International and its subsidiaries, affiliates and non-affiliated licensees.

DOMESTIC

     WMG's record labels in the United States -- Warner Bros., Atlantic, Elektra and Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, reggae, folk, blues, gospel and Christian music. Artists generally receive royalties based upon the sales of their recordings and music videos, and many receive non-refundable advance payments recoupable from such royalties.

     WMG is a vertically-integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. CDs and tapes are also beginning to be sold directly to consumers through online retailers on the Internet, such as CD Now, Amazon.com and Columbia House's Total
E. WMG, working with IBM and several other music companies, has announced a test of the digital distribution of music, named the Madison Project, which will seek to evaluate consumer interest in purchasing electronically distributed music via the Internet.

     At the same time a recording is being distributed, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video outlets. Label personnel may also help organize a concert tour that will further promote a new album.

     In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records, which became wholly owned by WMG during 1998, specializes in compilations and reissues of previously released music.

     WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by the WMG label or by both parties. Included among these arrangements are the labels Maverick, Tommy Boy, Sub Pop, Qwest and 143 Records. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb Records to manufacture and distribute recordings that are marketed under the owner's proprietary label.

     Through a 50/50 joint venture, WMG and Sony Music Entertainment operate The Columbia House Company, the leading direct marketer of CDs, audio and videocassettes in the United States and Canada. According to Media Metrix, The Columbia House Internet sites are among the top 15 most visited retail sites on the Internet.

     Among the albums resulting in significant U.S. sales for WMG during 1998 were the City of Angels soundtrack and releases from matchbox20, Brandy, Madonna, Barenaked Ladies, Jewel, Alanis Morissette, Third Eye Blind and Metallica.

INTERNATIONAL

     During 1998, more than 52% of WMG's recorded music revenues were generated outside the United States. Operating in more than 60 countries around the world, Warner Music International ("WMI") engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. In most cases, WMI also markets and distributes the recordings of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its recordings.

     WMI operates a plant in Germany that manufactures CDs, laser discs and vinyl records for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs. WMI operates two video companies that coordinate the international release of music and non-music video titles.

     Among the artists whose albums resulted in significant sales for WMI in 1998 were Madonna, Enya, Alejandro Sanz, Eric Clapton and Tatsuro Yamashita.

                                MUSIC PUBLISHING

     WMG's music publishing companies own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs, and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers, including Phil Collins, Comden & Green, George and Ira Gershwin, Michael Jackson, Madonna and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Samuel Goldwyn Productions.

     Warner/Chappell also owns Warner Bros. Publications and CPP/Belwin, two of the world's largest publishers of printed music. These two companies market publications throughout the world containing the works of such artists as Alabama, The Grateful Dead, Led Zeppelin, Madonna, Bob Seger and many others.

     The principal source of revenues to Warner/Chappell is license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

                                  COMPETITION

     The recorded music business is highly competitive. The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail recorded music outlets in the U.S. over the past several years led to the closing of many such stores during 1996 and 1997, which has resulted in further increased competition among recorded music companies. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and may be affected by consumers' ability to download quality sound reproductions from the Internet in sound files without authorization from the Company. In response, the recorded music industry is engaged in a coordinated effort to develop a secure technology for digital music delivery. In addition, the recorded music business also has competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

                                     OTHER

DC COMICS AND MAD MAGAZINE

     TWE and WCI each owns a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are "Superman," "Batman," "Wonder Woman" and "The Sandman." DC Comics also derives revenues from motion pictures, television syndication, product licensing and books.

     WCI owns 100% of E.C. Publications, Inc., the publisher of MAD, a humor and satirical magazine which is regularly published nine times a year and also in periodic special editions.

TURNER BROADCASTING SYSTEM, INC.

     In October 1996, Time Warner consummated the acquisition of TBS by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The Time Warner General Partners collectively own a 10.6% economic interest in TBS. Through its subsidiaries, TBS owns and operates domestic and international entertainment networks, including TBS Superstation, Turner Network Television (TNT), Cartoon Network and Turner Classic Movies (TCM); and news networks, including Cable News Network (CNN), Headline News, Cable News Network International (CNNI), CNN en Espanol, CNN Financial Network (CNNfn) and CNN/Sports Illustrated. TBS also has interests in sports franchises and motion picture operations.

TWE JAPAN

     WCI owns a 37.25% interest in, MediaOne owns a 12.75% interest in, and each of Toshiba and ITOCHU owns a 25% interest in, Time Warner Entertainment Japan Inc. ("TWE Japan"). TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

ITEM 2.  PROPERTIES

PROPERTIES OF TWE

     The following table sets forth certain information as of December 31, 1998 with respect to the principal properties (over 250,000 square feet in area) owned or leased by TWE's Cable Networks -- HBO, Filmed Entertainment and cable television businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE:

                                                              APPROXIMATE
                                                              SQUARE FEET        TYPE OF OWNERSHIP;
        LOCATION                   PRINCIPAL USE           FLOOR SPACE/ACRES  EXPIRATION DATE OF LEASE
        --------                   -------------           -----------------  ------------------------
New York, New York        Business offices (HBO)           335,000 sq. ft.    Leased by TWE.
  1100 and 1114 Avenue                                     and 241,390 sq.    Leases expire in 2004 and
  of the Americas                                          ft.                2006.

Burbank, California       Sound stages, administrative,    3,303,000 sq. ft.  Owned by TWE.
  The Warner Bros.        technical and dressing room      of improved space
  Studio                  structures, screening theaters,  on 158 acres(a)
                          machinery and equipment
                          facilities, back lot and
                          parking lot and other Burbank
                          properties (Filmed
                          Entertainment)

Baltimore, Maryland       Warehouse (Filmed                387,000 sq. ft.    Owned by TWE.
  White Marsh             Entertainment)

West Hollywood,           Sound stages, administrative,    350,000 sq. ft.    Owned by TWE.
  California              technical and dressing room      of improved space
  The Warner Hollywood    structures, screening theaters,  on 11 acres
  Studio                  machinery and equipment
                          facilities (Filmed
                          Entertainment)

Valencia, California      Location filming (Filmed         232 acres          Owned by TWE.
  Undeveloped Land        Entertainment)

---------------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

PROPERTIES OF THE TIME WARNER GENERAL PARTNERS

     The following table sets forth certain information as of December 31, 1998 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by subsidiaries of WCI. ATC, the other Time Warner General Partner, does not own or lease any properties material to its business.

                                                             APPROXIMATE
                                                             SQUARE FEET       TYPE OF OWNERSHIP
         LOCATION                    PRINCIPAL USE           FLOOR SPACE   EXPIRATION DATE OF LEASE
         --------                    -------------           -----------   ------------------------
New York, New York          Offices (Music)                      273,800  Leased by WCI and a
  1290 Ave. of the                                                        subsidiary. Leases expire
  Americas                                                                2000-2012. Approximately
                                                                          30,850 sq. ft. are sublet
                                                                          to outside tenants.

Olyphant, Pennsylvania      Manufacturing, warehouses,         1,012,000  Owned and occupied by a
  1400 and 1444 East        distribution and office space                 subsidiary of WCI.
  Lackawanna Avenue         (Music)

Nortorf, Germany            Manufacturing, distribution and      550,000  Owned and occupied by a
  Niedernstrasse 3-7        office space (Music)                          subsidiary of WCI.

Alsdorf, Germany            Manufacturing, distribution and      269,000  Owned and occupied by a
  Max-Planck Strasse 1-9    office space (Music)                          subsidiary of WCI.

Terre Haute, Indiana        Manufacturing and office space       269,000  Leased by a subsidiary of
  4025 3rd Parkway          (Music)                                       WCI. Lease expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS

     In the matter of Six Flags Fund, Ltd., Six Flags Over Georgia, LLC and George DeRay v. Time Warner Entertainment Company, L.P., Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., and Six Flags Over Georgia, Inc., which has been pending in the Superior Court for Gwinnett County, Georgia and which is described further in the Form 10-K filed by TWE for the year ended December 31, 1997, plaintiffs sought imposition of a constructive trust, compensatory damages in excess of $250 million and unspecified punitive damages for alleged breaches of fiduciary duty, conversion, fraud and conspiracy allegedly committed by the defendants in connection with the management of the Six Flags Over Georgia theme park. On October 22, 1998, following the close of discovery, plaintiffs amended their complaint so as to drop their claim for fraud and to modify their claim for breach of contract. Following trial, on December 18, 1998, the jury returned a verdict in favor of the plaintiffs and awarded the two plaintiffs a total of approximately $197 million in compensatory damages on their claims for breach of fiduciary duty. On December 21, 1998, the same jury awarded plaintiffs an additional $257 million in punitive damages. Defendants moved on February 1, 1999, for judgment notwithstanding the verdict, for a new trial and for the remittur of all or part of the damages awarded by the jury based on defendants' assertion that the trial court committed legal error. Among other grounds, defendants argue that defendants complied with all fiduciary duties as are defined by the operative legal agreement between the parties; that defendants' conduct in the context of arm's length negotiations was not a breach of fiduciary duty as a matter of law; that defendants cannot be held liable for their good-faith business judgments; that as a matter of law the defendants did not have a fiduciary duty to make capital expenditures in amounts that exceeded those that were otherwise contractually agreed to by the parties; that the Court improperly prevented defendants from introducing relevant and important evidence; and that the Court improperly commented on evidence received during the trial. Defendants' papers also argue that the Court provided a number of erroneous instructions to the jury or, in other cases, failed to provide any instruction to the jury on pertinent legal issues, including the application of law with respect to alleged fiduciary duties in matters specifically addressed by contract. With respect to damages, defendants argue that the evidence presented concerning compensatory damages was unduly speculative and excessive as a matter of law, and that the evidence and applicable law cannot support the award of punitive damages. TWE and its 51% partner in Six Flags retained financial responsibility for this litigation following completion of the sale of the Six Flags companies to Premier Parks, Inc.

     On September 13, 1995, Francis Ford Coppola, Fred Fuchs and FFC, Inc. ("Coppola") filed a lawsuit in the Superior Court of California, County of Los Angeles against Warner Bros., alleging that Warner Bros. unlawfully interfered with Coppola's efforts to develop with another film studio a previously undeveloped film project based on "Pinocchio." Among other things, Coppola asked that the Court declare that any prior agreement between Coppola and Warner Bros. to produce the film was void or that it be rescinded. In 1997, the Court granted the plaintiffs' motion to declare that any alleged agreement between Warner Bros. and Coppola was void under the Copyright Act's statute of frauds provision. On June 1, 1998, the case went to trial and on July 2, 1998, the jury found in Coppola's favor with respect to the interference claims and awarded $20 million in compensatory damages; on July 9, 1998, the jury awarded an additional $60 million in punitive damages for these claims. Warner Bros. subsequently filed motions for judgment notwithstanding the verdict, for a new trial and to set aside the damages awarded, as a result of which, on October 15, 1998, the Court vacated the $60 million punitive damages award. Both sides have taken appeals from the Court's rulings.

     On February 4, 1999, the Department of Justice served a Civil Investigative Demand ("CID") on various motion picture studios including Warner Bros., calling for the production of certain information and documents about distribution licenses and relationships between the studios and movie theaters. The CID served upon Warner Bros. also calls for responsive information about the operations of New Line.

     In October 1993, 15 music performers or representatives of deceased performers, on behalf of an alleged similarly-situated class, filed suit in the United States District Court for the Northern District of Georgia against approximately 50 record companies, including four WMG record labels. (Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358). Plaintiffs claimed that the recording companies under-reported and under-contributed to the Fund, in violation of ERISA, in breach of contract and fiduciary duty, through fraud and embezzlement, and in violation of RICO, and that the American Federation of Television and Radio Artists ("AFTRA") (their union), and the AFTRA Health and Retirement Fund (the "Fund") had breached their fiduciary duties and acted in violation of ERISA in failing to enforce the recording companies' obligations. Plaintiffs sought substantial, but unquantified, monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over their master recordings. The Court has dismissed all claims against AFTRA. The Court also consolidated with this action a second, similar lawsuit, commenced by the same plaintiffs in the United States District Court for the Southern District of New York. Through various Orders during this litigation, the Court has granted the record company defendants' motion to dismiss the ERISA claims but denied the defendants' motion to dismiss state law claims for breach of contract and fraud and a motion for summary judgment on the RICO claims. The Court has also declined to dismiss the claims against the Fund and the Fund Trustees. On January 20, 1998, the Court denied plaintiffs' motions for class certification of the remaining claims against the record company defendants and against the Fund and Fund Trustees. Accordingly, the case is now limited to the individual remaining claims of the 15 named plaintiffs. By Order dated June 22, 1998, the Court granted plaintiffs' motion to certify its order denying class certification for appeal to the Eleventh Circuit Court of Appeals, and granted plaintiffs' motion for entry of judgment pursuant to Rule 54(b) in favor of the recording company defendants on the ERISA claims. On October 6, 1998, the Eleventh Circuit accepted interlocutory review of the District Court's Order denying class certification and consolidated that appeal with the appeal on the plaintiffs' ERISA claims.

     On May 30, 1995, a purported class action was filed with the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3536. The plaintiff, representing a class of direct purchasers of recorded music compact discs ("CDs"), alleged that Warner Elektra Atlantic Corporation ("WEA"), along with five other distributors of CDs, violated the federal antitrust laws by engaging in a conspiracy to fix the prices of CDs, and sought an injunction and treble damages (the "CD Price-Fixing Class Action"). On January 9, 1996, the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, No. 96-55264. On July 3, 1997, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of the amended complaint and remanded the case to the District Court, holding that the amended complaint was sufficient to meet the pleading requirements of the Federal Rules and that the action should proceed. On October 29, 1997, the District Court stayed proceedings in the action due to the filing on May 12, 1997 of a Chapter 7 Petition under the U.S. Bankruptcy Code by plaintiff. Subsequently, the Bankruptcy Court permitted plaintiff to proceed and the stay was lifted. On April 22, 1998, the Judicial Panel on Multidistrict Litigation consolidated for pretrial purposes various other actions, including Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 97-7226 (C.D. Cal. 1997); Obie, inc. d/b/a Chestnut Hill Compact Disc v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-8864 (S.D.N.Y. 1997); Third Street Jazz and Rock Holding Corporation v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-8864 (C.D. Cal. 1997) and Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music and Video Distribution, Warner Elektra Atlantic Corporation and EMI Music Distribution, No. 98 Civ. 0612(S.D.N.Y.1998). The consolidated actions are captioned In re Compact Disc Antitrust Litigation. The Court has outlined certain pretrial procedures and discovery is proceeding pursuant to those procedures.

     On February 17, 1998, a purported class action was commenced in the Circuit Court of Cocke County, Tennessee at Newport, entitled Ottinger & Silvey, et. al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc. The action is brought on behalf of persons who from January 29, 1993 to the present, purchased CDs indirectly from the defendants in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. On May 11, 1998, WEA and the other defendants filed a motion to dismiss the complaint for failure to state a cause of action. Plaintiffs have not yet responded to the motion.

     On April 11, 1997, the Washington and Dallas offices of the Federal Trade Commission notified WEA that they had commenced a preliminary investigation into whether WEA and others may be violating or have violated laws against unfair competition by the adoption, implementation or maintenance of minimum advertised pricing programs. On September 23, 1997, Warner Communications Inc. was served by the Federal Trade Commission with a subpoena duces tecum calling for the production of documents in connection with a nonpublic investigation into whether the recorded music distribution companies and others may be engaging or may have engaged in unfair methods of competition through the adoption, implementation and maintenance of cooperative advertising programs that included minimum advertised price provisions. WEA has produced documents in response to the subpoena.

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

     On March 29, 1996, Bartholdi Cable f/k/a Liberty Cable Co., Inc, and LVE, LLC filed suit against TWI, TWE, various cable division subsidiaries and Gerald Levin in the Eastern District of New York. The action alleges claims for monopolization; attempted monopolization; conspiracy to monopolize in violation of the antitrust laws; violations of the Lanham Act for purportedly misleading advertising and deceptive trade practices. Defendants answered the complaint and filed counterclaims on June 18, 1997, against Bartholdi and certain individuals. The Court has declined motions to dismiss plaintiffs' claims or defendants' counterclaims. On September 25, 1998, defendants filed a motion for summary judgment, which was denied by the Court on November 17, 1998, with leave for resubmission after six months. Discovery is now ongoing. Plaintiffs Andrew Parker and Eric DeBrauwere, on behalf of a purported nationwide class, brought this action on June 16, 1998, against defendants TWE and Time Warner Cable in the Eastern District of New York. After defendants filed a motion to dismiss on August 6, 1998, plaintiffs filed an amended complaint, which claims violations of the Cable Act's privacy provisions, 47 U.S.C. sec. 551, related to the alleged disclosure by defendants of personally identifiable information about plaintiffs through sales of customer lists. Plaintiffs also have asserted claims for violation of New York law for deceptive trade practices, negligent misrepresentation and unjust enrichment. The lawsuit seeks damages under the Cable Act, restitution of profits from the sale of such information, interest, costs and attorney's fees. On December 18, 1998, defendants filed a motion to dismiss the Amended Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information of TWE and Time Warner General Partners set forth at pages F-44 and F-80, respectively, herein, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" at pages F-2 through F-14 and at pages F-47 through F-53 herein, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Foreign Currency Risk Management" at pages F-10 and F-50 and F-51 incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements set forth at pages F-15 through F-42 of TWE and the report of independent auditors thereon set forth at page F-43 herein, and the consolidated financial statements set forth at pages F-54 through F-78 of the TWE General Partners and the report of independent auditors thereon set forth at page F-79 herein, are incorporated herein by reference.

     Quarterly Financial Information set forth at page F-45 herein, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

REPRESENTATIVES AND DIRECTORS

     Set forth below is the name and age of each person who is a member with voting rights of the Board of Representatives of TWE and each person who is a director of one or both of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Haje became members of the Board of Representatives of TWE on June 30, 1992 and Messrs. Lillis, Parsons, Bressler, Williams and La Barca became members on September 15, 1993, February 1, 1995, January 1, 1996, September 5, 1997 and January 1, 1999, respectively. The selection of TWE's Board of Representatives is governed by the TWE Partnership Agreement. See "Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE." Mr. Levin became a director of WCI on July 24, 1989 and of ATC on September 24, 1992. Mr. Haje became a director of ATC on September 24, 1992 and of WCI on January 25, 1994. Mr. Parsons became a director of each Time Warner General Partner on February 1, 1995. Mr. Bressler became a director of each Time Warner General Partner on March 2, 1996.

     For a general discussion of the duties of the executive officers and representatives of TWE, see "Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE."

                          DIRECTOR AND/OR                 PRINCIPAL OCCUPATIONS OR
         NAME            REPRESENTATIVE OF  AGE     POSITIONS DURING THE PAST FIVE YEARS
         ----            -----------------  ---   ----------------------------------------
Gerald M. Levin........  TWE, WCI and ATC   59    Chairman of the Board of Directors and
                                                  Chief Executive Officer of TWE and Time
                                                  Warner since January 1993. He is also a
                                                  director of Time Warner.

Richard D. Parsons.....  TWE, WCI and ATC   50    President of TWE and Time Warner since
                                                  February 1995. Prior to that, Mr.
                                                  Parsons served as the Chairman and Chief
                                                  Executive Officer of The Dime Savings
                                                  Bank of New York, FSB from January 1991.
                                                  He served as a director of ATC, then an
                                                  82%-owned subsidiary of Time Warner,
                                                  from 1989 until 1991 and is currently
                                                  also a director of Citigroup Inc.,
                                                  Philip Morris Companies Inc. and Time
                                                  Warner.

Richard J. Bressler....  TWE, WCI and ATC   41    Executive Vice President and Chief
                                                  Financial Officer of TWE and Time Warner
                                                  since January 1998. Prior to that, Mr.
                                                  Bressler served as Senior Vice President
                                                  and Chief Financial Officer of TWE and
                                                  Time Warner from March 1995, as Senior
                                                  Vice President, Finance from January
                                                  1995 and as a Vice President prior to
                                                  that.

Peter R. Haje..........  TWE, WCI and ATC   64    Executive Vice President and General
                                                  Counsel of TWE since June 1992 and of
                                                  Time Warner since October 1990 and
                                                  Secretary of TWE and Time Warner since
                                                  May 1993.

                                      III-1

                          DIRECTOR AND/OR                 PRINCIPAL OCCUPATIONS OR
         NAME            REPRESENTATIVE OF  AGE     POSITIONS DURING THE PAST FIVE YEARS
         ----            -----------------  ---   ----------------------------------------
John A. LaBarca........  TWE                56    Senior Vice President and Controller of
                                                  TWE and Time Warner since May 1997,
                                                  having served TWE and Time Warner as
                                                  Vice President and Controller from
                                                  January 1995 and as Vice President,
                                                  Director of Internal Audit from May
                                                  1993. Prior to that, he was Senior
                                                  Partner at Ernst & Young LLP.

Charles M. Lillis......  TWE                57    Chairman and Chief Executive Officer of
                                                  MediaOne since June 1998, having served
                                                  as President and Chief Executive Officer
                                                  of MediaOne from May 1995 and Executive
                                                  Vice President of US WEST, Inc. from
                                                  1985 until June 1998. Mr. Lillis is a
                                                  director of Ascent Entertainment Inc.,
                                                  MediaOne and SUPERVALU Inc.

Pearre Williams........  TWE                44    President of Multimedia Ventures of
                                                  MediaOne since July 1997. Prior to that,
                                                  Mr. Williams served as the Vice
                                                  President, Business Development of
                                                  MediaOne from June 1995 and as Vice
                                                  President, Corporate Development of US
                                                  WEST, Inc. prior to that.

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

                                                             PRINCIPAL OCCUPATIONS OR
         NAME            EXECUTIVE OFFICER OF  AGE     POSITIONS DURING THE PAST FIVE YEARS
         ----            --------------------  ---   -----------------------------------------
Gerald M. Levin........  TWE and each Time     59    See "-- Representatives and Directors."
                         Warner General
                         Partner

Richard D. Parsons.....  TWE and each Time     50    See "-- Representatives and Directors."
                         Warner General
                         Partner

Richard J. Bressler....  TWE and each Time     41    See "-- Representatives and Directors."
                         Warner General
                         Partner

Peter R. Haje..........  TWE and each Time     64    See "-- Representatives and Directors."
                         Warner General
                         Partner

John A. LaBarca........  TWE                   56    See "-- Representatives and Directors."

Timothy A. Boggs.......  TWE                   48    Senior Vice President of TWE and Time
                                                     Warner since November 1992.

                                      III-2

                                                             PRINCIPAL OCCUPATIONS OR
         NAME            EXECUTIVE OFFICER OF  AGE     POSITIONS DURING THE PAST FIVE YEARS
         ----            --------------------  ---   -----------------------------------------
Andrew J. Kaslow.......  TWE                   49    Senior Vice President of TWE and Time
                                                     Warner since January 1999. Prior to that,
                                                     he served as Senior Vice President, Human
                                                     Resources at Becton Dickinson and Company
                                                     (medical supplies and devices) from April
                                                     1996, Vice President, Human Resources at
                                                     PepsiCo Inc. (beverages and snack foods)
                                                     from September 1994 and Vice President of
                                                     PepsiCo's KFC International division
                                                     prior to that.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Not Applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers of TWE and the Time Warner General Partners are compensated by Time Warner for services provided to Time Warner pursuant to employment agreements with Time Warner and receive no additional compensation from TWE or any of the Time Warner General Partners. Time Warner provides the services of such executive officers to TWE and is reimbursed for such services pursuant to arrangements set forth in the TWE Partnership Agreement. See Item 13 "Certain Relationships and Related Transactions -- Corporate Services." Members of the Board of Representatives of TWE and directors of the Time Warner General Partners are not additionally compensated for such activities.

EXECUTIVE COMPENSATION SUMMARY TABLE

     The following table sets forth information concerning total compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of Time Warner who served in such capacities at Time Warner and TWE on December 31, 1998 (the "named executive officers") for services rendered to Time Warner during each of the last three fiscal years in their capacities as executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                   ANNUAL COMPENSATION              COMPENSATION(4)
                                        -----------------------------------------   ---------------
                                                                       OTHER          SECURITIES
                                                                      ANNUAL          UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR     SALARY       BONUS      COMPENSATION(3)   OPTIONS AWARDED   COMPENSATION(5)
---------------------------      ----   ----------   ----------   ---------------   ---------------   ---------------
Gerald M. Levin................  1998   $1,000,000   $7,800,000      $186,861          1,400,000         $597,885
  Chairman of the Board and      1997      700,000    6,500,000       198,554            700,000          458,701
  Chief Executive Officer        1996      700,000    4,000,000       209,624            700,000          459,773
Richard D. Parsons.............  1998   $  600,000   $3,300,000      $122,907            300,000         $398,650
  President                      1997      600,000    2,750,000       117,593            300,000          406,299
                                 1996      600,000    2,000,000        98,627            600,000          404,019
Richard J. Bressler............  1998   $  450,000   $1,500,000      $ 60,141            100,000         $310,428
  Executive Vice President       1997      350,000    1,200,000        53,338            100,000          228,175
  and Chief Financial
    Officer(1)                   1996      350,000      900,000        50,500            200,000          219,421
Peter R. Haje..................  1998   $  550,000   $1,250,000      $ 69,294             90,000         $387,321
  Executive Vice President       1997      550,000    1,200,000        64,939             90,000          395,816
  and General Counsel            1996      550,000    1,000,000        56,500             90,000          394,105
John A. LaBarca................  1998   $  325,000   $  550,000            --             50,000         $219,651
  Senior Vice President          1997      325,000      525,000            --             50,000          215,678
  and Controller(2)

                                      III-3

---------------
(1) Mr. Bressler became Executive Vice President and Chief Financial Officer on January 15, 1998, having served as Senior Vice President and Chief Financial Officer prior to that.

(2) Mr. LaBarca became Senior Vice President and Controller in May 1997 having served as Vice President and Controller (not an executive officer) prior to that.

(3) In accordance with Securities and Exchange Commission ("SEC") rules, amounts totalling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 1998 that represent more than 25% of the applicable executive's total Other Annual Compensation include financial services of $85,000 to Mr. Levin, $75,000 to Mr. Parsons and $35,000 to each of Messrs. Bressler and Haje, transportation-related benefits (including an automobile allowance) of $94,085 to Mr. Levin and $45,285 to Mr. Parsons and automobile allowances of $24,000 to each of Messrs. Bressler and Haje.

(4) The number of stock options has been adjusted to reflect the two-for-one Time Warner Common Stock split effected in December 1998 (the "Time Warner Stock Split"). None of the options indicated was awarded with tandem stock appreciation rights. None of such executive officers was awarded restricted stock during the relevant period and, as of December 31, 1998, only Mr. Parsons held any such shares. Those shares were awarded in or prior to 1994 under the Time Warner Inc. 1998 Restricted Stock Plan for Non-Employee Directors in his capacity then as a non-employee director. The value of Mr. Parsons' 8,426 restricted shares based on the closing price of Time Warner Common Stock on the New York Stock Exchange Composite Listing on December 31, 1998 was $522,939. Mr. Parsons receives the dividends paid in cash on such shares.

(5) The amounts shown in this column for 1998 include the following:

      (a) In lieu of supplemental retirement plan benefits, Time Warner, as required by individual employment agreements, credited to an account for each named executive officer an amount equal to one-half of the total shown under the "salary" column for each of 1998, 1997 and 1996. See "Non-Current Compensation Accounts."

      (b) Pursuant to the Time Warner Savings Plan (the "Savings Plan"), a defined contribution plan available generally to employees of Time Warner, for the 1998 plan year, each executive named above deferred a portion of his annual compensation and Time Warner contributed $2,000 for the first $3,000 so deferred by the executive ("Matching Contribution"). These Matching Contributions were invested under the Savings Plan in a Time Warner Common Stock fund. In addition, pursuant to a profit-sharing component of the Savings Plan, Time Warner may make annual contributions for the benefit of eligible employees of up to 12% of total eligible compensation; for 1998, Time Warner contributed 11%, including $17,600 for the account of each executive named above. Because the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of eligible compensation under the Savings Plan ($160,000 for 1998) for any employee, Time Warner maintained for 1998 an unfunded, non-qualified, excess profit-sharing plan covering otherwise eligible compensation between $160,000 and $303,877 for 1998. Time Warner's accrual for this excess profit-sharing plan, $15,826 in 1998 for each named executive officer, is deemed to earn interest at a long-term applicable federal rate announced monthly by the Internal Revenue Service. Time Warner has discontinued contributions to this excess plan for years after 1998.

      (c) Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. Commencing in 1997, group term life insurance coverage was reduced to $50,000 for each of the named executive officers (other than Mr. LaBarca), who are given an annual cash payment equal to the cost of replacing such reduced coverage under a voluntary group program available to employees generally. Such payments are included in the "Other Annual Compensation" column. In addition, during 1998, Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. Time Warner also maintained split-dollar life insurance policies on the lives of the named executive officers and paid the following amounts allocated to the term portion of the split-dollar coverage for 1998: Mr. Levin, $16,149; Mr. Parsons, $4,288; Mr. Bressler, $2,058; Mr.
    Haje, $8,817; and Mr. LaBarca, $2,559. The actuarial equivalent of the value of the premiums paid by Time Warner for 1998 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Levin, $62,209; Mr. Parsons, $62,974; Mr. Bressler, $49,752; Mr. Haje, $76,645; and Mr.
    LaBarca, $21,475. It is anticipated that Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see "Employment Arrangements."

STOCK OPTION GRANTS DURING 1998

     The following table sets forth certain information with respect to employee options to purchase shares of Time Warner Common Stock ("options") awarded during 1998 to the named executive officers. All such

                                      III-4
options were nonqualified options. No stock appreciation rights ("SARs"), alone or in tandem with such stock options, were awarded in 1998.

                          STOCK OPTION GRANTS IN 1998

                                                   INDIVIDUAL GRANTS(1)
                                    --------------------------------------------------
                                                  PERCENT OF
                                    NUMBER OF       TOTAL
                                    SECURITIES     OPTIONS      EXERCISE
                                    UNDERLYING    GRANTED TO    OR BASE
                                     OPTIONS      EMPLOYEES      PRICE      EXPIRATION       GRANT DATE
               NAME                  GRANTED       IN 1998      ($/ SH)        DATE       PRESENT VALUE(2)
               ----                 ----------    ----------    --------    ----------    ----------------
Gerald M. Levin(3)................   700,000         3.9%        $36.03      3/17/08         $9,786,000
                                     350,000         1.9          36.03      3/17/08          4,893,000
                                     175,000         1.0          45.04      3/17/08          1,874,250
                                     175,000         1.0          54.04      3/17/08          1,433,250

Richard D. Parsons................   150,000          .8%        $36.03      3/17/08         $2,097,000
                                      75,000          .4          45.04      3/17/08            803,250
                                      75,000          .4          54.04      3/17/08            614,250

Richard J. Bressler...............   100,000          .6%        $36.03      3/17/08         $1,398,000

Peter R. Haje.....................    90,000          .5%        $36.03      3/17/08         $1,258,200

John A. LaBarca...................    50,000          .3%        $36.03      3/17/08         $  699,000

---------------
(1) Information about these stock options has been adjusted to reflect the Time Warner Stock Split. Options for executive officers are generally awarded pursuant to plans approved by Time Warner's stockholders and the terms are governed by the plans and the recipient's option agreement. The option exercise price is the fair market value of Time Warner Common Stock on the date of grant except for the awards to Mr. Parsons and the regular award to Mr. Levin of which one quarter of the total award has an exercise price 25% above the fair market value of Time Warner Common Stock on the date of grant and one quarter of which has an exercise price 50% above such fair market value. Except for the special performance award to Mr. Levin (see note 3), the options shown in the table become exercisable in installments of one-third on the first three anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. Payment of the exercise price of an option may be made in cash or, in whole or in part, in full shares of Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made with shares of Time Warner Common Stock.

(2) These amounts represent the estimated present value of stock options at the date of grant calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 21.5% based on a three-year period ending March 30, 1998; an expected term to exercise of eight years; a risk-free rate of return based on the interest rate of a U.S. Government zero-coupon bond in effect on the date of the award with an eight-year maturity (March 15, 1998 -- 5.65%); and a dividend yield of .5%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

(3) The vesting and exercisability of Mr. Levin's special grant of performance-based options covering 700,000 shares of Time Warner Common Stock were subject to the Time Warner Common Stock price reaching $72.06 within five years of the award. This condition has been satisfied.

OPTION EXERCISES AND VALUES IN 1998

     The following table sets forth as to each of the named executive officers information on option exercises during 1998 and the status of his options on December 31, 1998, as adjusted to reflect the Time Warner Stock Split: (i) the number of shares of Time Warner Common Stock underlying options exercised during 1998; (ii) the aggregate dollar value realized upon exercise of such options;
(iii) the total number of shares of Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 1998; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 1998.

                                      III-5

                     AGGREGATE OPTION EXERCISES DURING 1998
                                      AND
                       OPTION VALUES ON DECEMBER 31, 1998

                          NUMBER OF                        NUMBER OF SHARES                DOLLAR VALUE OF
                            SHARES       DOLLAR         UNDERLYING UNEXERCISED        UNEXERCISED IN-THE-MONEY
                          UNDERLYING      VALUE          OPTIONS ON 12/31/98            OPTIONS ON 12/31/98*
                           OPTIONS      REALIZED     ----------------------------   -----------------------------
NAME                      EXERCISED    ON EXERCISE   EXERCISABLE   NONEXERCISABLE   EXERCISABLE    NONEXERCISABLE
----                      ----------   -----------   -----------   --------------   ------------   --------------
Gerald M. Levin(1)......   165,168     $5,560,080     5,410,038      2,099,994      $247,921,852    $56,181,794
Richard D. Parsons......        --             --     1,100,000        700,000      $ 44,658,250    $19,943,750
Richard J. Bressler(2)..    36,056     $1,216,739       558,884        233,332      $ 24,383,575    $ 7,884,864
Peter R. Haje...........   100,000     $3,942,720     1,370,000        180,000      $ 69,525,126    $ 5,873,850
John A. LaBarca.........        --             --       161,002         97,998      $  6,774,781    $ 3,181,666

---------------
 * Calculated using the closing price of $62.0625 per share on December 31, 1998 minus the option exercise price.

(1) The options exercised by Mr. Levin were awarded in 1988 and 1989. Mr. Levin is the only executive officer listed above who holds SARs awarded in tandem with any of his stock options. 270,032 of Mr. Levin's options held on December 31, 1998 were awarded with tandem SARs; they all were awarded on or prior to September 22, 1989 and are currently exercisable; and at December 31, 1998, they had a value of $12,299,794, but no separate value has been attributed to these SARs. These SARs are exercisable for Time Warner Common Stock or cash, subject to a $250,000 limit on the amount of cash that may be received upon their exercise.

(2) Includes 196,000 exercisable options that Mr. Bressler has transferred to a family-owned limited partnership. At December 31, 1998, these options had a value of $8,133,541.

     The option exercise price of all the options held by the named executive officers is the fair market value of Time Warner Common Stock on the date of grant except for half of the regular annual options awarded to Messrs. Levin and Parsons in 1996, 1997 and 1998 (see "Stock Option Grants in 1998") and 1,000,000 of Mr. Levin's options awarded in 1993, half of which have an exercise price 25% above the fair market value of Time Warner Common Stock on the date of grant and the other half of which have an exercise price 50% above such fair market value. All options held by the named executive officers become immediately exercisable in full upon the occurrence of certain events, including the death or total disability of the option holder, certain change-of-control transactions and, in most cases, a termination of employment as a result of Time Warner's breach of the holder's employment agreement. All such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder's immediate family.

     The options held by executive officers remain exercisable for the full term of their employment agreements in the event their employment terminates as a result of Time Warner's breach. For some executive officers, some or all of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one year after death or total disability and five years after retirement. All options terminate immediately if the holder's employment is terminated for cause. The terms of the options shown in the chart are generally ten years, although 640,000 options held by Mr. Levin have a term of 15 years from the date of their award in 1989.

EMPLOYMENT ARRANGEMENTS

     Time Warner is, and during 1998 was, a party to employment agreements with the five named executive officers and certain directors or representatives of the Time Warner General Partners and TWE. These agreements have been filed with the SEC as exhibits to Time Warner's periodic filings. In addition, each such person participates in Time Warner's employee benefit plans available to its employees generally.

     Among other things, the agreements with the named executive officers typically provide for: a fixed term of employment in a specified executive post; annual salary; contributions to a non-current compensation account, generally equal to 50% of annual salary, which is invested and paid out as described below under "Non-Current Compensation Accounts"; an annual bonus in the discretion of the Compensation Committee of the Time Warner Board of Directors, all or a portion of which may be deferred at the election of the executive officer (Mr. Levin may also defer a portion of his salary); and life insurance benefits to be provided

                                      III-6
by split dollar policies, generally for the life of the executive and pursuant to which Time Warner recovers an amount equal to the net after-tax cost to Time Warner of the premiums on such policy or the cash surrender value thereof, as well as $50,000 of group term life insurance under an insurance program generally provided by Time Warner to its employees and a cash payment equal to the premium for the coverage that would have otherwise been provided under the general terms of such program. The agreements also typically include provisions for the executive's participation in Time Warner stock option and other compensation and benefit plans.

     Generally, such agreements include a narrow definition of the "cause" for which an executive's employment may be terminated and in that event, the executive will only receive earned and unpaid base salary and contributions to the non-current compensation account accrued through such date of termination.

     These agreements typically provide that in the event of Time Warner's material breach or termination of the executive's employment during the term of employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the compensation otherwise payable during the remaining portion of the executive's term of employment (including any advisory period) or (b) to remain an employee of Time Warner through the end of such period and, without having to perform any services, receive such compensation as if there had been no breach or termination. Mr. Bressler is also entitled to a minimum of one year of severance. Executives are not generally required to mitigate damages after such a termination, other than as necessary to prevent Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be "contingent on a change" under the Code. In addition, these agreements typically provide that if an executive thereafter obtains other employment, the total cash salary and bonus received therefrom for services prior to the expiration of the executive's employment term (up to the amount of compensation paid to the executive by Time Warner for such period) must be paid over to Time Warner as received except that the executive officer may retain and not pay over to Time Warner an amount equal to the severance he would have received in accordance with Time Warner's personnel policies if he had been job eliminated.

     If an executive becomes disabled during the term of his employment agreement, the executive typically will receive full salary, bonus and non-current compensation contribution for six months and 75% thereof through the end of the employment term or, in the case of Mr. Bressler, for one year, if longer. Non-current compensation contributions will be maintained and paid after giving effect to the executive's base salary after disability. Any such payments will be reduced by amounts received from Worker's Compensation, Social Security and disability insurance policies maintained by Time Warner.

     If an executive dies during the term of an employment agreement, generally the executive's beneficiaries will receive the executive's earned and unpaid salary and non-current compensation contribution to the last day of the month in which the death occurs and a pro rata portion of the executive's bonus for the year of his death.

     The minimum annual salaries and non-current compensation contributions under these agreements for the named executive officers are as shown for 1998 in the Summary Compensation Table, except that the current annual salary for Mr. Parsons is $750,000, for Mr. Bressler is $600,000 and for Mr. LaBarca is $350,000 with a non-current compensation contribution equal to one-half of the annual salary. The expiration dates of these agreements and the amounts of the individual life insurance coverage for the lifetime of such persons (except for Mr. LaBarca who is covered to age 65) are: Mr. Levin -- December 31, 2003 and $6 million; Mr. Parsons -- December 31, 2004 and $5 million; Mr.
Bressler -- December 31, 2004 and $4 million; Mr. Haje -- December 31, 1999 (not including a two-year advisory period) and $4 million; and Mr. LaBarca -- April 30, 2002 (not including a one-year advisory period) and $1.6 million. Mr. Levin's agreement allows him, effective no earlier than June 30, 2002 and with not less than six months' prior notice to Time Warner, to give up his executive positions and become an advisor to Time Warner for the remainder of the agreement term. In that case, his advisory compensation would be equal to his annual salary and non-current compensation contribution. Mr. Parsons' agreement will terminate on December 31, 2001 if Mr. Parsons has not been designated Chief Operating Officer of Time Warner by June 30, 2001 with an effective date no later than January 1, 2002.

                                      III-7

NON-CURRENT COMPENSATION ACCOUNTS

     Time Warner deposited non-current compensation contributions for each executive officer in 1998 into separate accounts maintained by Time Warner in a grantor trust established by Time Warner. Time Warner appoints an investment advisor for each such account subject to approval by the relevant executive. Funds are invested in securities as directed by the investment advisor, with the assumed after-tax effect upon Time Warner of gains, losses and income, and distributions thereof, and of interest expenses and brokerage commissions and other direct expenses attributed thereto, being credited or charged to the account. Payments are generally made to the officer from the account in installments to liquidate the account over a period of ten years, or such shorter period as the officer elects, commencing on the date employment terminates under the employment agreement. Such payments include an amount equal to the assumed tax benefit to Time Warner of the compensation deduction available for tax purposes for the portion of the account represented by the net appreciation in such account, even though Time Warner might not actually receive such tax benefit. Commencing in 1999, Time Warner's executive officers may elect to have half or all of these non-current compensation contributions credited to Time Warner's Deferred Compensation Plan. This Plan is an unfunded, nonqualified plan that permits higher-paid employees to make tax-deferred savings of certain compensation that exceeds the federal law limits for tax qualified benefit plans. Participants select among several crediting rates for their amounts credited to the Plan. These rates are based on the actual returns of certain investments offered under the Savings Plan.

     Amounts paid by Time Warner to the non-current compensation accounts of the named executive officers for 1998 and the portion, if any, of the 1998 annual bonus elected to be deferred by any such officer are included in the amounts shown in the Summary Compensation Table above.

TIME WARNER EMPLOYEES' PENSION PLAN

     The Time Warner Employees' Pension Plan, as amended (the "Pension Plan"), provides benefits to eligible employees, including officers, of Time Warner and certain of its subsidiaries. Directors who are not also employees of Time Warner are not eligible to participate in the Pension Plan.

     A participant accrues benefits under the Pension Plan on the basis of 1 2/3% of the average annual compensation (defined as the highest average annual compensation for any five consecutive full and partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) for each year of service up to 30 years and 1/2% for each year of service over 30. Compensation for purposes of calculating average annual compensation under the Pension Plan is limited to $200,000 per year for 1988 through 1993 and $150,000 per year for 1994 and thereafter (each subject to adjustments provided in the Code). Eligible employees become vested in all benefits under the Pension Plan on the earlier of five years of service or certain other events.

     Annual pension benefits are reduced by a Social Security offset determined by a formula that takes into account credited service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable (the "Social Security Offset"). The pension benefit of participants on December 31, 1977 in the former Time Employees' Profit-Sharing Savings Plan (the "Profit Sharing Plan") is further reduced by a fixed amount attributable to a portion of the employer contributions and investment earnings credited to such employees' account balances in the Profit Sharing Plan as of such date (the "Profit Sharing Plan Offset").

     Under the Pension Plan, employees who are at least 60 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension ("early retirement"). An early retirement supplement is payable to an employee terminating employment at age 55 and before age 60, after 20 years of service, equal to the actuarial equivalent of such person's accrued benefit, or, if greater, an annual amount equal to the lesser of 35% of such person's average compensation determined under the Pension Plan or such person's accrued benefit at age 60 plus Social Security benefits at age 65. The supplement ceases when the regular pension commences at age 60 or upon the death of the retiree.

                                      III-8

     Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Pension Plan. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), Time Warner has adopted the Time Warner Excess Benefit Pension Plan (the "Excess Plan"), which provides for payments by Time Warner of certain amounts which employees of Time Warner would have received under the Pension Plan if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter, to a maximum of $350,000) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000 limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 and thereafter.

     The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications. The amounts shown in the table do not reflect the effect of the previously-described (1) Social Security Offset, (2) Profit Sharing Plan Offset or (3) early retirement supplements. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the Pension Plan and the Excess Plan. The estimated amounts are based on the assumption that payments under the Pension Plan will commence upon normal retirement (generally age 65) or early retirement, that the Pension Plan will continue in force in its present form and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from Time Warner's assets and are included in the amounts shown in the following table.

                                               ESTIMATED ANNUAL PENSION FOR
HIGHEST CONSECUTIVE                             YEARS OF CREDITED SERVICE
FIVE YEAR AVERAGE          --------------------------------------------------------------------
COMPENSATION                  10          15          20          25          30          35
-------------------        --------    --------    --------    --------    --------    --------
$100,000.................  $ 16,667    $ 25,000    $ 33,334    $ 41,668    $ 50,000    $ 52,500
 200,000.................    33,334      50,000      66,668      83,335     100,000     105,000
 400,000.................    66,668     100,000     133,336     166,670     200,000     210,000
 600,000.................   100,000     150,000     200,000     250,000     300,000     315,000
 800,000.................   133,336     200,000     266,672     333,340     400,000     420,000

     The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plan and the Excess Plan for each of Messrs. Levin, Parsons, Bressler, Haje and LaBarca is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plan and the Excess Plan are based on the highest average annual compensation for any five consecutive full or partial calendar years of employment (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin (and employees who participated in the Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. The estimated annual benefits payable under the Pension Plan and the Excess Plan, as of February 1, 1999, would be based on average compensation of $729,248 for Mr. Levin; $282,850 for Mr. Parsons; $276,281 for Mr. Bressler; $276,281 for Mr. Haje; and $276,281 for Mr. LaBarca, with 26.8, 4.0, 10.2, 8.4 and 5.8 years of credited service, respectively. In addition, pursuant to his employment agreement, Mr. Parsons will be entitled to receive supplemental payments from Time Warner that will achieve a total retirement benefit equal to what he would have received if he had five additional years of credited service under the Pension Plan. Pursuant to his employment agreement, Mr. LaBarca will be entitled to receive supplemental payments from Time Warner that will achieve a total retirement benefit equal to what he would have received if he had an additional .9 of a year of service for each year he was employed by Time Warner up to a maximum of nine additional years.

                                      III-9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP BY PARTNERS OF TWE

     The table below sets forth, as of March 15, 1999, the pro rata priority capital and residual equity interests of each Time Warner General Partner and each Limited Partner in TWE. Subsidiaries of Time Warner and the Time Warner General Partners collectively own 74.49% of the pro rata priority capital and residual equity partnership interests and certain priority capital interests senior and junior to the pro rata priority capital interests. TW/TAE, Inc., Time Warner Companies, Inc. and each Time Warner General Partner is a direct or indirect wholly owned subsidiary of Time Warner. MediaOne Group, Inc. is a wholly owned subsidiary of MediaOne.

                                                              RESIDUAL
                                                               EQUITY
                TIME WARNER GENERAL PARTNERS                  INTEREST
                ----------------------------                  --------
American Television and Communications Corporation..........    25.77%
Warner Communications, Inc. ................................    37.50%

LIMITED PARTNERS
----------------
MediaOne Group, Inc. .......................................    25.51%
Time Warner Companies, Inc. ................................     5.61%
TW/TAE, Inc. ...............................................     5.61%
                                                               ------
                                                               100.00%
                                                               ======

     The address of the principal executive offices of each of the companies listed above is as follows: Time Warner Companies, Inc., TW/TAE, Inc. and Warner Communications Inc.: 75 Rockefeller Plaza, New York, New York 10019; American Television and Communications Corporation: 290 Harbor Drive, Stamford, Connecticut 06902; and MediaOne Group, Inc.: 188 Inverness Drive West, Englewood, CO 80112.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is the name, address and stock ownership of each person or group of persons known by TWE to own beneficially securities of Time Warner having more than 5% of the voting power of Time Warner's voting securities and, unless otherwise indicated, is based on information provided to Time Warner as of February 1, 1999 by the beneficial owner. Subsidiaries of Time Warner collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE.

                                     III-10

                                                             SHARES OF
                                                               STOCK                      PERCENT OF
                     NAME AND ADDRESS                       BENEFICIALLY    PERCENT OF      VOTING
                   OF BENEFICIAL OWNER                         OWNED         CLASS(1)      POWER(2)
                   -------------------                      ------------    ----------    ----------
TIME WARNER COMMON STOCK
Capital Research and Management Company(3)................   76,035,664         6.7%        5.9%
  333 South Hope Street
  Los Angeles, CA 90071
FMR Corp.(4)..............................................  111,620,626         9.8          9.0
  82 Devonshire Street
  Boston, MA 02109
Janus Capital Corporation(5)..............................   72,717,155         6.4          5.7
  100 Fillmore Street
  Denver, CO 80206
R.E. Turner(6)............................................  112,077,517        10.1          9.3
  c/o Turner Broadcasting System, Inc.
  One CNN Center
  Atlanta, GA 30303
TIME WARNER SERIES LMCN-V STOCK
Liberty Media Corporation(7)..............................   57,061,942       100.0         *
  8101 East Prentice Avenue
  Englewood, CO 80111

---------------

 *  Less than 1%.

(1) Under certain circumstances, each share of Time Warner Series LMCN-V Common Stock is convertible into two shares of Time Warner Common Stock; such circumstances are not currently present.

(2) Each share of Series LMCN-V Common Stock currently has 1/50 of a vote on certain limited matters.

(3) Beneficial ownership is as of December 31, 1998. Capital Research and Management Company, an investment adviser, has filed with the SEC Amendment No. 2, dated February 23, 1999, to its statement on Schedule 13G to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has voting power over none of these shares, (c) the shares of Time Warner Common Stock reported as beneficially owned include 4,760,064 shares of Time Warner Common Stock reported as issuable upon the conversion of 2,880,000 shares of 7.00% automatic common exchange securities due 2000 of Houston Industries Incorporated (the "Houston ACEs") (these shares have been excluded from the calculation of voting power), (d) all of the reported shares are held for the benefit of its clients and (e) it and each of its subsidiary investment management companies acts separately in exercising investment direction over its managed accounts.

(4) Beneficial ownership is as of December 31, 1998. FMR Corp., a holding company, has filed with the SEC Amendment No. 2, dated February 1, 1999, to its statement on Schedule 13G to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has sole voting power over 5,120,422 of these shares and no shared voting power,
    (c) these shares are held principally by Fidelity Management & Research Company, a wholly-owned investment adviser, (d) the shares of Time Warner Common Stock reported as beneficially owned include 2,604,200 shares of Time Warner Common Stock reported as issuable upon the conversion of 1,302,100 shares of Houston ACEs (these shares have been excluded from the calculation of voting power), (e) these shares are, for the most part, held by investment companies and institutional accounts managed by subsidiaries of FMR Corp. and (f) the family of Edward C. Johnson 3d, including Mr. Johnson, the Chairman of FMR Corp., and his daughter Abigail Johnson, a director, and trusts for the family members' benefit may be deemed to form a controlling group with respect to FMR Corp.

(5) Beneficial ownership is as of December 31, 1998. Janus Capital Corporation, an investment adviser, has filed with the SEC a statement on Schedule 13G dated February 5, 1999 to the effect that (a) because it acts as an investment adviser to several investment companies and individual and institutional clients, it may be deemed the beneficial owner of these shares, which are held by its clients, (b) it may be deemed to share dispositive and voting power over all these shares with Thomas H. Bailey, Chairman of the Board, President and owner of approximately 12.2% of Janus Capital Corporation, and (c) the shares of Time Warner Common Stock reported as beneficially owned include 3,619,995 shares of Time Warner Common Stock reported as issuable upon conversion of convertible securities (these shares have been excluded from the calculation of voting power).

(6) Includes (a) 579,884 shares of Time Warner Common Stock owned by a corporation wholly owned by Mr. Turner, (b) 2,600,998 shares of Time Warner Common Stock held by a trust over which Mr. Turner has sole voting and dispositive control, (c) 6,028,896 shares of Time Warner Common Stock held by a limited partnership of which Mr. Turner is the sole general partner,
    (d) 4,000,000 shares of Time Warner Common Stock that, on May 12, 2000, Mr. Turner has the right to put to a broker at $19.815 per share and the broker has a right to call from Mr. Turner at $30.45 per share (which call Mr. Turner may settle in cash), (e) 770,000 shares of Time Warner Common Stock owned by Mr. Turner's wife and (f) 5,000,000 shares of Time Warner Common Stock held by the Turner Foundation, Inc., of which Mr. Turner is one of six trustees; and excludes 2,133,336 shares of Time Warner Common Stock

                                     III-11
    subject to options to purchase Time Warner Common Stock issued by Time Warner which, on February 1, 1999, were unexercised but were exercisable within 60 days from that date (but such shares are included in the percent-of-class calculation but not voting power). Mr. Turner disclaims beneficial ownership of shares held by his wife and the Turner Foundation, Inc.

(7) Consists of shares beneficially owned by Liberty Media Corporation, through its direct and indirect subsidiaries; excludes 559,066 shares of Time Warner Common Stock held by TCI TKR Cable II, Inc., an indirect wholly owned subsidiary of Tele-Communications, Inc. In March 1999, AT&T Corp. acquired Tele-Communications, Inc., and Liberty Media Corporation (its subsidiary), but incumbent management of Liberty Media Corporation has voting and investment control over the Time Warner Series LMCN-V Stock.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of February 1, 1999 for each current representative of TWE and each current member of the board of directors of one or more of the Time Warner General Partners, the five most highly compensated executive officers of TWE and the Time Warner General Partners in 1998 and for all current representatives, directors and executive officers of TWE and the Time Warner General Partners as a group, information concerning the beneficial ownership of Time Warner Common Stock.

                                                              COMMON STOCK BENEFICIALLY OWNED(1)
                                                              ----------------------------------
                                                              NUMBER OF     OPTION      PERCENT
NAME                                                           SHARES      SHARES(2)    OF CLASS
----                                                          ---------    ---------    --------
Richard J. Bressler(4)......................................    11,272       658,884        *
Peter R. Haje(4)............................................    20,004     1,430,000        *
John A. LaBarca(4)..........................................     4,064       192,336        *
Gerald M. Levin(3)(4).......................................   876,329     5,876,704        *
Richard D. Parsons(4).......................................    22,623     1,400,000        *
Charles M. Lillis...........................................        --            --        *
Pearre Williams.............................................        --            --        *
All current representatives, directors and executive
  officers (9 persons) as a group(3)(4).....................   943,144     9,711,260     0.9%

---------------
 * Represents beneficial ownership of less than one percent of issued and outstanding stock on February 1, 1999.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC. Unless otherwise indicated, beneficial ownership includes both sole voting and sole investment power. This table does not include any Time Warner Common Stock which may be held by the Time Warner General Partners or other Time Warner subsidiaries or pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers may serve as directors or trustees. As of February 1, 1999, the only equity securities of Time Warner beneficially owned by the named persons or group were shares of Time Warner Common Stock and options to purchase Time Warner Common Stock.

(2) Reflects shares of Time Warner Common Stock subject to options to purchase Time Warner Common Stock issued by Time Warner which, on February 1, 1999, were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed "Number of Shares."

(3) Includes 30,000 shares of Time Warner Common Stock held by Mr. Levin's wife, as to which Mr. Levin disclaims any beneficial ownership.

(4) Includes an aggregate of approximately 51,180 shares of Time Warner Common Stock held by a trust under an employee stock plan of Time Warner and its subsidiaries for the benefit of current representatives, directors and executive officers (including 9,002 shares for Mr. Bressler, 7,028 shares for Mr. Haje, 4,064 shares for Mr. LaBarca, 22,037 shares for Mr. Levin and 297 shares for Mr. Parsons).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CORPORATE SERVICES

     Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the TWE Capitalization. As compensation and reimbursement for the cost of providing such services and facilities, TWE paid Time Warner fees in the amount of $72 million, $72 million and $69 million in 1998, 1997, and 1996, respectively.
                                     III-12

OPTION REIMBURSEMENT

     Upon the exercise of options to purchase securities of Time Warner by any officer or other employee of TWE or of any "strategic venture" of TWE, including, without limitation, TWE Japan, or of Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or any such "strategic venture," TWE or such "strategic venture" must reimburse Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement amount is hereinafter called a "Stock Option Distribution"). At December 31, 1998, TWE had accrued $1.13 billion of Stock Option Distributions payable to Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $27 million for each one dollar increase (decrease) in the closing price of Time Warner Common Stock. See Notes 8 and 9 to the TWE consolidated financial statements, which are presented herein at pages F-31 and F-34, respectively.

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

OTHER ARRANGEMENTS AND TRANSACTIONS

     The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm's-length basis. For additional information regarding such arrangements, see Note 14 to TWE's consolidated financial statements included herein at page F-41 and Note 13 to the TWE General Partners' consolidated financial statements included herein at pages F-77 and F-78.

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

          (b) Reports on Form 8-K:

             (i) TWE filed a Current Report on Form 8-K dated December 18, 1998 in which it reported in Item 5 the jury verdict with respect to the litigation entitled Six Flags Over Georgia, Inc., et al, v. Six Flags Fund, Ltd., et al, described on page I-28 herein.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH OF THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, ON MARCH 30, 1999.

                         TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         By: Warner Communications Inc.,
                            as General Partner

                         By: /s/
                               RICHARD J. BRESSLER
                            -----------------------------

                            NAME: RICHARD J. BRESSLER
                            TITLE: SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                             OFFICER

                      AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION ("ATC")
                         WARNER COMMUNICATIONS INC.
                         ("WCI")

                         BY: /s/
                               RICHARD J. BRESSLER

                            -----------------------------
                            NAME: RICHARD J. BRESSLER
                            TITLE: SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                             OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 30, 1999.

                      SIGNATURE
                      ---------                                             TITLE
                 /s/ GERALD M. LEVIN                    Director of ATC and WCI and Chairman of the
-----------------------------------------------------     Board and Chief Executive Officer of each
                  (GERALD M. LEVIN)                       Registrant (Principal Executive Officer)

               /s/ RICHARD J. BRESSLER                  Director and Senior Vice President of ATC and
-----------------------------------------------------     WCI, Executive Vice President of TWE and
                (RICHARD J. BRESSLER)                     Chief Financial Officer of each Registrant
                                                          (Principal Financial Officer)

                 /s/ JOHN A. LABARCA                    Vice President of ATC and WCI, Senior Vice
-----------------------------------------------------     President of TWE and Controller of each
                  (JOHN A. LABARCA)                       Registrant (Principal Accounting Officer)

                  /s/ PETER R. HAJE                     Director of ATC and WCI
-----------------------------------------------------
                   (PETER R. HAJE)

               /s/ RICHARD D. PARSONS                   Director of ATC and WCI
-----------------------------------------------------
                (RICHARD D. PARSONS)

        TIME WARNER ENTERTAINMENT COMPANY L.P. AND TWE GENERAL PARTNERS
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          OTHER FINANCIAL INFORMATION

                                                                    PAGE
                                                              ----------------
                                                                        TWE
                                                                      GENERAL
                                                              TWE     PARTNERS
                                                              ----    --------
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   F-2      F-47
Consolidated Financial Statements:
  Balance Sheets............................................  F-15      F-54
  Statements of Operations..................................  F-16      F-55
  Statements of Cash Flows..................................  F-17      F-56
  Statements of Partnership Capital and Shareholders'
     Equity.................................................  F-18      F-57
  Notes to Consolidated Financial Statements................  F-19      F-59
Report of Independent Auditors..............................  F-43      F-79
Selected Financial Information..............................  F-44      F-80
Quarterly Financial Information.............................  F-45
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  F-46      F-81

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

     Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

USE OF EBITA

     TWE evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

     For 1998, these significant transactions related to TWE's cable business and included (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc. ("Primestar"), a separate holding company (the "Primestar Roll-up Transaction"), (iii) the reorganization of Time Warner Cable's Time Warner Telecom operations into a separate entity named Time Warner Telecom LLC (the "Time Warner Telecom Reorganization") and (iv) the formation of a joint venture to operate and expand Time Warner Cable's and MediaOne Group Inc.'s ("MediaOne") existing high-speed online businesses (the "Road Runner Joint Venture" and collectively, the "1998 Cable Transactions").

     In addition, there were a number of other significant, nonrecurring items recognized in 1998 and 1997, consisting of (i) net pretax gains in the amount of approximately $90 million in 1998 and $200 million in 1997 relating to the sale or exchange of various cable television systems, (ii) a pretax gain of approximately $250 million in 1997 relating to the sale of its interest in E! Entertainment Television, Inc. ("E! Entertainment"), (iii) a charge of approximately $210 million in 1998 principally to reduce the carrying value of its interest in Primestar and (iv) an extraordinary loss of $23 million in 1997 on the retirement of debt.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for 1998 and 1997 should be analyzed after excluding the effects of these significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

RESULTS OF OPERATIONS

1998 VS. 1997

     EBITA and operating income in 1998 and 1997 are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                       EBITA          OPERATING INCOME
                                                  ----------------    ----------------
                                                   1998      1997      1998      1997
                                                  ------    ------    ------    ------
                                                               (MILLIONS)
Filmed Entertainment-Warner Bros................  $  498    $  387    $  369    $  264
Broadcasting-The WB Network.....................     (93)      (88)      (96)      (88)
Cable Networks-HBO..............................     454       391       454       391
Cable(1)........................................   1,369     1,184       992       877
                                                  ------    ------    ------    ------
Total...........................................  $2,228    $1,874    $1,719    $1,444
                                                  ======    ======    ======    ======

---------------
(1) Includes net gains of approximately $90 million and $200 million recognized in 1998 and 1997, respectively, related to the sale or exchange of certain cable television systems.

     TWE had revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998, compared to revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997.

     As previously described, the comparability of TWE's operating results for 1998 and 1997 has been affected by certain significant nonrecurring items recognized in each period, consisting of gains and losses relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $120 million of net pretax losses in 1998, compared to approximately $450 million of net pretax gains in 1997. In addition, net income in 1997 included an extraordinary loss on the retirement of debt of $23 million.

     TWE's net income decreased to $326 million in 1998, compared to $614 million in 1997. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $229 million to $460 million in 1998, compared to $231 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $92 million in the year ended December 31, 1998, and $85 million in the year ended December 31, 1997, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $6.051 billion, compared to $5.462 billion in 1997. EBITA increased to $498 million from $387 million. Operating income increased to $369 million

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

from $264 million. Revenues benefited from a significant increase in licensing fees from television production and distribution operations, principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains and cost savings, offset in part by lower international syndication sales of library product and lower results from theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

     Broadcasting-The WB Network. Revenues increased to $260 million, compared to $136 million in 1997. EBITA decreased to a loss of $93 million from a loss of $88 million. Operating losses increased to $96 million from $88 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

     Cable Networks-HBO. Revenues increased to $2.052 billion, compared to $1.923 billion in 1997. EBITA and operating income increased to $454 million from $391 million. Revenues benefited primarily from an increase in subscriptions to 34.6 million from 33.6 million at the end of 1997. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

     Cable. Revenues increased to $4.378 billion, compared to $4.243 billion in 1997. EBITA increased to $1.369 billion from $1.184 billion. Operating income increased to $992 million from $877 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the 1998 Cable Transactions. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and an increase in advertising revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending and approximately $110 million of lower, net pretax gains relating to the sale or exchange of certain cable television systems.

     As of December 31, 1998, including the cable operations of TWE-A/N and Time Warner, there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.0 million subscribers at the end of 1997. The number of subscribers at the end of 1997 excludes all direct broadcast satellite subscribers that were transferred to Primestar in 1998 in connection with the Primestar Roll-up Transaction.

     Interest and Other, Net. Interest and other, net, increased to $965 million, compared to $345 million in 1997. Interest expense increased to $566 million, compared to $490 million in 1997 principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $399 million in 1998, compared to other income, net, of $145 million in 1997, primarily due to lower investment-related income, as well as higher losses associated with TWE's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of an approximate $250 million pretax gain recognized in 1997 in connection with the sale of an interest in E! Entertainment, the inclusion of an approximate $210 million charge recorded in 1998 principally to reduce the carrying value of an interest in Primestar and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1997 VS. 1996

     EBITA and operating income in 1997 and 1996 are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                       EBITA          OPERATING INCOME
                                                  ----------------    ----------------
                                                   1997      1996      1997      1996
                                                  ------    ------    ------    ------
                                                               (MILLIONS)
Filmed Entertainment-Warner Bros. ..............  $  387    $  367    $  264    $  242
Broadcasting-The WB Network.....................     (88)      (98)      (88)      (98)
Cable Networks-HBO..............................     391       328       391       328
Cable(1)........................................   1,184       917       877       606
                                                  ------    ------    ------    ------
Total...........................................  $1,874    $1,514    $1,444    $1,078
                                                  ======    ======    ======    ======

---------------
(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

     TWE had revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997, compared to revenues of $10.852 billion and net income of $210 million for the year ended December 31, 1996.

     As previously described, the comparability of TWE's operating results for 1997 and 1996 has been affected by certain significant nonrecurring items recognized in 1997, consisting of net pretax gains relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $450 million of net pretax gains in 1997. In addition, net income in 1997 included an extraordinary loss on the retirement of debt of $23 million.

     TWE's net income increased to $614 million in 1997, compared to $210 million in 1996. Excluding the significant effect of the nonrecurring items referred to above, net income increased by $21 million to $231 million in 1997, compared to $210 million in 1996. As discussed more fully below, this improvement principally resulted from an overall increase in EBITA and operating income generated by TWE's business segments, offset in part by an increase in minority interest expense related to TWE-A/N.

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

     Broadcasting-The WB Network. Revenues increased to $136 million, compared to $87 million in 1996. EBITA and operating losses improved to a loss of $88 million from a loss of $98 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of prime-time scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997.

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

     Cable. Revenues increased to $4.243 billion, compared to $3.851 billion in 1996. EBITA increased to $1.184 billion from $917 million. Operating income increased to $877 million from $606 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as net gains of approximately $200 million recognized in 1997 in connection with the sale or exchange of certain cable systems. The increases in EBITA and operating income were partially offset by higher depreciation relating to capital spending.

     As of December 31, 1997, including Primestar-related, direct broadcast satellite subscribers and the cable operations of TWE-A/N and Time Warner, there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.3 million subscribers at the end of 1996.

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

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1998

1998 FINANCIAL CONDITION

     At December 31, 1998, TWE had $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased in 1998 principally as a result of the TWE-A/N Transfers and increased borrowings to fund cash distributions paid to Time Warner, partially offset by approximately $650 million of debt reduction associated with the formation of a cable television joint venture in Texas (the "Texas Cable Joint Venture") with TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc.

CREDIT STATISTICS

     TWE's financial ratios, consisting of commonly used financial measures such as leverage and coverage ratios, are used by credit rating agencies and other credit analysts to measure the ability of a company to repay debt (leverage) and to pay interest (coverage). The leverage ratio represents the ratio of total debt, less cash to total business segment operating income before depreciation and amortization, less corporate expenses

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

("Adjusted EBITDA"). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios are set forth below:

                                                              1998    1997    1996
                                                              ----    ----    ----
Leverage ratio..............................................   2.1x    2.1x    2.4x
Interest coverage ratio(a)..................................   5.3x    5.4x    4.7x

---------------
(a) Includes dividends related to the preferred stock of a subsidiary.

CASH FLOWS

     In 1998, TWE's cash provided by operations amounted to $2.288 billion and reflected $2.228 billion of EBITA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $927 million of noncash depreciation expense and $166 million from the securitization of backlog, less $537 million of interest payments, $91 million of income taxes, $72 million of corporate expenses and $333 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.834 billion in 1997 reflected $1.874 billion of business segment EBITA, $940 million of noncash depreciation expense and $300 million from the securitization of backlog, less $493 million of interest payments, $95 million of income taxes, $72 million of corporate expenses and $620 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $745 million in 1998, compared to $1.252 billion in 1997, principally as a result of a $761 million increase in investment proceeds, offset in part by a reduction of cash flows from investments and acquisitions related to the deconsolidation of approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers. Investment proceeds increased principally due to TWE's debt reduction efforts, including proceeds from the sale of TWE's remaining interest in Six Flags Entertainment Corporation and the receipt of approximately $650 million of proceeds upon the formation of the Texas Cable Joint Venture with TCI. Capital expenditures were $1.603 billion in 1998, and $1.565 billion in 1997.

     Cash used by financing activities was $1.778 million in 1998, compared to $476 million in 1997. The use of cash in 1998 principally reflected $1.153 billion of distributions paid to Time Warner and the use of investment proceeds to reduce debt in connection with TWE's debt reduction efforts. The use of cash in 1997 principally reflected $934 million of distributions paid to Time Warner, offset in part by $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary and an increase in borrowings used to fund cash distributions to Time Warner.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will keep the business positioned for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.451 billion in 1998, compared to $1.401 billion in 1997. Capital spending by TWE's Cable division for 1999 is budgeted to be approximately $1.2 billion and is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the "FCC") in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

of its cable infrastructure. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As of December 31, 1998, Time Warner Cable had approximately $1 billion remaining under this commitment, of which approximately $700 million is expected to be incurred for the upgrade of TWE's and TWE-A/N's owned and managed cable television systems. Management expects to satisfy this commitment by December 31, 2000 when Time Warner Cable's technological upgrade of its cable television systems is scheduled to be substantially completed.

CABLE STRATEGY

     In addition to using cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and TWE-A/N have completed or announced a series of transactions over the past year related to the cable television business and related ancillary businesses. These transactions consist of the TWE-A/N Transfers, the Primestar Roll-up Transaction, the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture, the formation of the Texas Cable Joint Venture and other TCI-related cable transactions and the anticipated formation with AT&T Corp. ("AT&T") of a cable telephony joint venture (the "AT&T Cable Telephony Joint Venture").

     Except for the TWE-A/N Transfers, these transactions have reduced, or will reduce, either existing debt and/or TWE's share of future funding requirements for these businesses. In addition, the formation of the Road Runner Joint Venture and, ultimately, the AT&T Cable Telephony Joint Venture, when completed, will enable Time Warner Cable to leverage its technologically advanced, high-capacity cable architecture into new opportunities to create incremental value through the development and exploitation of new services with strategic partners, such as AT&T, Microsoft Corp. and Compaq Computer Corp.

     The proposed AT&T Cable Telephony Joint Venture is discussed more fully below and the other transactions are described in Note 2 to the accompanying consolidated financial statements.

  AT&T Cable Telephony Joint Venture

     In February 1999, Time Warner, TWE and AT&T announced their intention to form a strategic joint venture. This joint venture will offer AT&T-branded cable telephony service to residential and small business customers over Time Warner Cable's television systems for up to a twenty-year period. This transaction effectively will allow Time Warner Cable to leverage its existing cable infrastructure into a new growth opportunity in a non-core business, without the need for any incremental capital investment.

     Under the preliminary terms announced by the parties, the joint venture will be owned 22.5% by Time Warner Cable and 77.5% by AT&T. AT&T will be responsible for funding all of the joint venture's negative cash flow and Time Warner Cable's equity interest in the joint venture will not be diluted as a result of AT&T's funding obligations. Because AT&T is expected to have significant funding obligations through at least the first three years of the joint venture's operations when capital will be deployed and services first rolled-out, Time Warner Cable expects to benefit from the additional value created from its "carried" interest.

     In addition to its equity interest, Time Warner Cable is expected to receive the following payments from the joint venture:

     (i) Approximately $300 million of initial access fees, based on a rate of $15 per home passed that is payable in two annual installments once a particular service area has been upgraded and powered for cable telephony service. Time Warner Cable is expected to receive additional access fees in the future as its cable television systems continue to pass new homes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     (ii) Recurring monthly subscriber fees in the initial amount of $1.50 per telephony subscriber, to be adjusted periodically to up to $6.00 per telephony subscriber in the sixth year of providing cable telephony service to any particular area. In addition, the joint venture is expected to guarantee certain minimum penetration levels to Time Warner Cable, ranging from 5% in the second year of providing cable telephony service to any particular area to up to 25% in the sixth year and thereafter.

     (iii) Additional monthly subscriber fees equal to 15% of the excess, if any, of monthly average cable telephony revenues in a particular service area over $100, after the fifth year of providing cable telephony service to any particular area.

     Further, management believes that the opportunity for consumers to select one provider of AT&T-branded, "all-distance" wireline and wireless communication services will contribute to increased cable television penetration in Time Warner Cable's service areas and the continuing growth in Time Warner Cable's revenues from the delivery of cable television services.

     This transaction is expected to close in the second half of 1999, subject to the execution of definitive agreements by the parties and customary closing conditions, including the approval of Advance/Newhouse and MediaOne and all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

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

     Because TWE normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and, potentially, the current exploitation of the digital video disc, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

  Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.298 billion at December 31, 1998 (including amounts relating to TWE's cable television networks of $199 million and $570 million to Time Warner's cable television networks).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1998, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates. Of Time Warner's $496 million net sale contract position, $298 million of the foreign exchange sale contracts and $101 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $105 million of foreign currencies at December 31, 1997.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1998, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1998 would result in approximately $10 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1998 would result in $10 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

GLOBAL FINANCIAL MARKETS

     During 1998, certain financial markets, mainly Brazil, Russia and a number of Asian countries, experienced significant instability. Because less than 5% of the revenues of TWE are derived from the sale of products and services in these countries, management does not believe that the state of these financial markets poses a material risk to the operations of TWE.

EURO CONVERSION

     Effective January 1, 1999, the "euro" was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, TWE continues to evaluate the short-term and long-term effects of the euro conversion on its European Operations, principally filmed entertainment.

     TWE believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. TWE has identified its accounting and information systems in need of modification and an action plan has been formulated to address the nature and timing of remediation efforts. Remediation efforts have begun and the plan is expected to be substantially completed well before the end of the transitional period. This timetable will be adjusted, if necessary, to meet the anticipated needs of TWE's vendors and customers. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

     TWE believes that the most significant long-term business risk of the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, TWE believes that these business risks may be offset to some extent by lower material costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe that the euro conversion will have a material effect on TWE's financial position, results of operations or cash flows in future periods.

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

     TWE's exposure to potential Year 2000 problems arises both in technological operations under the control of the Company and in those dependent on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of TWE's potential Year 2000 exposures are dependent to some degree on one or more third parties. Failure to achieve high levels of Year 2000 compliance could have a material adverse impact on TWE and its financial statements.

     The Company's Year 2000 initiative is being conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation-inventorying, assessment, remediation planning, implementation and final testing-is actively overseen and reviewed on a regular basis by an executive oversight group.

     The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of December 31, 1998, approximately 41% have been identified by the divisions as Year 2000 compliant, approximately 41% as in the remediation implementation or final testing stages, approximately 18% as in the remediation planning stage and less than 1% as in the assessment stage. The Company currently expects that the assessment phase for these few remaining potential

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

exposures should be completed during the first quarter of 1999 and that remediation with respect to approximately 80% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment.

     As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant as of December 31, 1998. The box manufacturers are working with cable industry groups and have developed solutions that the Company is installing in its headend equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Similarly, because the Company is also a programming supplier, third-party signal delivery problems could affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

     The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 45% to 55% has been incurred through December 31, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company does not complete any of its currently planned additional remediation prior to the Year 2000, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which the Company does business as well as by the economy generally could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant, specific contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company, however, has begun to examine its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. The Company intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information or otherwise.

     TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

     - For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates (or any failure to reduce rate regulation as is presently mandated by statute) or other terms of service (such as "digital must-carry" or "unbundling" requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as high-speed online services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

     - For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     - For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

       which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

     - The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to address adequately their own Year 2000 issues.

     In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997
                                                              -------    -------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $    87    $   322
Receivables, including $765 and $385 million due from Time
  Warner, less allowances of $506 and $424 million..........    2,618      1,914
Inventories.................................................    1,312      1,204
Prepaid expenses............................................      166        182
                                                              -------    -------
Total current assets........................................    4,183      3,622

Noncurrent inventories......................................    2,327      2,254
Loan receivable from Time Warner............................      400        400
Investments.................................................      886        315
Property, plant and equipment, net..........................    6,041      6,557
Cable television franchises.................................    3,773      3,063
Goodwill....................................................    3,854      3,859
Other assets................................................      766        661
                                                              -------    -------
Total assets................................................  $22,230    $20,731
                                                              =======    =======
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................  $ 1,473    $ 1,123
Participations and programming costs payable................    1,515      1,176
Debt due within one year....................................        6          8
Other current liabilities, including $370 and $184 million
  due to Time Warner........................................    1,942      1,667
                                                              -------    -------
Total current liabilities...................................    4,936      3,974

Long-term debt..............................................    6,578      5,990
Other long-term liabilities, including $1.130 billion and
  $477 million due to Time Warner...........................    3,267      1,873
Minority interests..........................................    1,522      1,210
Preferred stock of subsidiary holding solely a mortgage note
  of its parent.............................................      217        233
Time Warner General Partners' Senior Capital................      603      1,118

PARTNERS' CAPITAL
Contributed capital.........................................    7,341      7,537
Undistributed partnership earnings (deficit)................   (2,234)    (1,204)
                                                              -------    -------
Total partners' capital.....................................    5,107      6,333
                                                              -------    -------
Total liabilities and partners' capital.....................  $22,230    $20,731
                                                              =======    =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues (a)................................................  $12,246    $11,318    $10,852
                                                              -------    -------    -------
Cost of revenues (a)(b).....................................    8,196      7,406      7,441
Selling, general and administrative (a)(b)..................    2,331      2,468      2,333
                                                              -------    -------    -------

Operating expenses..........................................   10,527      9,874      9,774
                                                              -------    -------    -------

Business segment operating income...........................    1,719      1,444      1,078
Interest and other, net (a).................................     (965)      (345)      (522)
Minority interest...........................................     (264)      (305)      (207)
Corporate services (a)......................................      (72)       (72)       (69)
                                                              -------    -------    -------

Income before income taxes..................................      418        722        280
Income taxes................................................      (92)       (85)       (70)
                                                              -------    -------    -------

Income before extraordinary item............................      326        637        210
Extraordinary loss on retirement of debt....................       --        (23)        --
                                                              -------    -------    -------

Net income..................................................  $   326    $   614    $   210
                                                              =======    =======    =======

---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1998, 1997 and 1996, respectively: revenues-$695 million, $431 million and $198 million; cost of revenues-$(220) million, $(167) million and $(95) million; selling, general and administrative-$(26) million, $18 million and $(38) million; interest and other, net-$6 million, $30 million and $30 million; and corporate services-$(72) million, $(72) million and $(69) million (Note 14).

(b) Includes depreciation and amortization expense of.......  $ 1,436    $ 1,370    $ 1,235
                                                              =======    =======    =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997       1996
                                                              -------    -------    -------
OPERATIONS
Net income..................................................  $   326    $   614    $   210
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt....................       --         23         --
Depreciation and amortization...............................    1,436      1,370      1,235
Equity in losses of investee companies after
  distributions.............................................      149         57         38
Changes in operating assets and liabilities:
  Receivables...............................................     (825)      (273)       (50)
  Inventories...............................................     (238)      (114)      (637)
  Accounts payable and other liabilities....................    1,178        393        970
  Other balance sheet changes...............................      262       (236)       146
                                                              -------    -------    -------

Cash provided by operations.................................    2,288      1,834      1,912
                                                              -------    -------    -------

INVESTING ACTIVITIES
Investments and acquisitions................................     (388)      (172)      (146)
Capital expenditures........................................   (1,603)    (1,565)    (1,719)
Investment proceeds.........................................    1,246        485        612
                                                              -------    -------    -------

Cash used by investing activities...........................     (745)    (1,252)    (1,253)
                                                              -------    -------    -------

FINANCING ACTIVITIES
Borrowings..................................................    1,514      3,400        215
Debt repayments.............................................   (1,898)    (3,085)      (716)
Issuance of preferred stock of subsidiary...................       --        243         --
Collections on note receivable from MediaOne................       --         --        169
Capital distributions.......................................   (1,153)      (934)      (228)
Other.......................................................     (241)      (100)       (92)
                                                              -------    -------    -------

Cash used by financing activities...........................   (1,778)      (476)      (652)
                                                              -------    -------    -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................     (235)       106          7

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................      322        216        209
                                                              -------    -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD.......................  $    87    $   322    $   216
                                                              =======    =======    =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                         PARTNERS' CAPITAL
                                                          TIME WARNER   ----------------------------------------------------
                                                            GENERAL                   UNDISTRIBUTED
                                                           PARTNERS'                   PARTNERSHIP     MEDIAONE      TOTAL
                                                            SENIOR      CONTRIBUTED     EARNINGS         NOTE      PARTNERS'
                                                            CAPITAL       CAPITAL       (DEFICIT)     RECEIVABLE    CAPITAL
                                                          -----------   -----------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 1995............................    $1,426        $7,522         $  (875)       $(169)      $ 6,478

Net income..............................................                                     210                        210
Increase in unrealized gains on securities..............                                       4                          4
Foreign currency translation adjustments................                                      14                         14
                                                                                         -------                    -------
    Comprehensive income................................                                     228                        228

Stock option and tax-related distributions..............                                    (199)                      (199)
Capital contributions...................................                      15                                         15
Allocation of income....................................       117                          (117)                      (117)
Collections.............................................                                                  169           169
                                                            ------        ------         -------        -----       -------
BALANCE AT DECEMBER 31, 1996............................     1,543         7,537            (963)          --         6,574

Net income..............................................                                     614                        614
Increase in unrealized gains on securities..............                                       7                          7
Foreign currency translation adjustments................                                     (29)                       (29)
                                                                                         -------                    -------
    Comprehensive income................................                                     592                        592

Stock option, tax-related and Senior Capital
  distributions.........................................      (535)                         (723)                      (723)
Allocation of income....................................       110                          (110)                      (110)
                                                            ------        ------         -------        -----       -------
BALANCE AT DECEMBER 31, 1997............................     1,118         7,537          (1,204)          --         6,333

Net income..............................................                                     326                        326
Increase in unrealized gains on securities..............                                       2                          2
Foreign currency translation adjustments................                                      (1)                        (1)
Increase in realized and unrealized losses on derivative
  financial instruments.................................                                      (6)                        (6)
                                                                                         -------                    -------

    Comprehensive income................................                                     321                        321

Stock option, tax-related and Senior Capital
  distributions.........................................      (579)                       (1,287)                    (1,287)
Distribution of Time Warner Telecom interests...........                    (191)                                      (191)
Allocation of income....................................        64                           (64)                       (64)
Other...................................................                      (5)                                        (5)
                                                            ------        ------         -------        -----       -------
BALANCE AT DECEMBER 31, 1998............................    $  603        $7,341         $(2,234)       $  --       $ 5,107
                                                            ======        ======         =======        =====       =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

     Each of the business interests within Cable Networks, Entertainment and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay television services (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming and (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 12). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $509 million in 1998, $430 million in 1997 and $436 million in 1996.

     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc., which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the "MediaOne Note Receivable") that was fully collected during 1996. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

BASIS OF PRESENTATION

     The consolidated financial statements of TWE reflect certain cable-related transactions as more fully described herein (Note 2). Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ("subsidiaries"), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 14).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

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

REVENUES AND COSTS

  Cable and Cable Networks

     A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ("programming costs") generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

  Filmed Entertainment

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as "backlog." Excluding advertising barter contracts, Warner Bros.' backlog amounted to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to TWE's cable television networks of $199 million and $570 million to Time Warner's cable television networks).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ("Library"). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories generally include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories generally include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

  Proposed Changes to Film Accounting Standards

     In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued an exposure draft of a proposed Statement of Position, "Accounting by Producers and Distributors of Films" (the "SOP"). The proposed rules would establish new accounting standards for producers and distributors of films. Among its many provisions, the SOP would require revenue for the licensing of film and television product to be recognized generally over the term of the related agreement. This would represent a significant change to existing industry practice, which generally requires such licensing revenue to be recognized when the product is first available for telecast. This is because, after that date, licensors have no further significant obligations under the terms of the related licensing agreements.

     While the SOP's proposals in many other areas (i.e., advertising and film cost amortization) generally are consistent with TWE's accounting policies, this is not the case with the proposed changes in revenue recognition for licensed product. Adopting the proposed accounting standards for licensed product would

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result in a significant one-time, noncash charge to earnings upon adoption that would be reflected as a cumulative effect of a change in accounting principle. This one-time, noncash charge would be reversed in future periods as an increase to operating income when TWE re-recognizes the revenues associated with the licensing of its film and television product over the periods of the related licensing agreements. The SOP proposes an effective date of January 1, 2000 for calendar year-end companies, with earlier application encouraged. The provisions of the SOP are still being deliberated by AcSEC and could change significantly prior to the issuance of a final standard.

ADVERTISING

     In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $284 million in 1998, $288 million in 1997 and $332 million in 1996.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

     Effective July 1, 1998, TWE adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on TWE's financial statements.

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 5) and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based using present value or other valuation techniques.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

method over useful lives ranging up to thirty years for buildings and improvements and up to sixteen years for furniture, fixtures, cable television and other equipment. Property, plant and equipment consists of:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                  (MILLIONS)
Land and buildings..........................................  $   797    $   804
Cable television equipment..................................    6,612      7,423
Furniture, fixtures and other equipment.....................    2,313      2,310
                                                              -------    -------
                                                                9,722     10,537
Less accumulated depreciation...............................   (3,681)    (3,980)
                                                              -------    -------
Total.......................................................  $ 6,041    $ 6,557
                                                              =======    =======

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network and Internet sites, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $509 million in 1998, $430 million in 1997 and $436 million in 1996. Accumulated amortization of intangible assets at December 31, 1998 and 1997 amounted to $3.505 billion and $3.020 billion, respectively.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes."

COMPREHENSIVE INCOME

     Effective January 1, 1997, TWE adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The new rules established standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partners' capital that, under generally accepted accounting principles, are excluded from net income. For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on TWE's primary financial statements, but did affect the presentation of the accompanying consolidated statement of partnership capital.

     The following summary sets forth the components of other comprehensive income (loss) accumulated in partners' capital:

                                                                                   ACCUMULATED
                                                       FOREIGN      DERIVATIVE        OTHER
                                       UNREALIZED     CURRENCY      FINANCIAL     COMPREHENSIVE
                                        GAINS ON     TRANSLATION    INSTRUMENT       INCOME
                                       SECURITIES      LOSSES         LOSSES         (LOSS)
                                       ----------    -----------    ----------    -------------
                                                              (MILLIONS)
Balance at December 31, 1997.........      $7           $(42)          $--            $(35)
1998 activity........................       2             (1)           (6)             (5)
                                           --           ----           ---            ----
Balance at December 31, 1998.........      $9           $(43)          $(6)           $(40)
                                           ==           ====           ===            ====

SEGMENT INFORMATION

     On December 31, 1997, TWE adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The new rules established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on TWE's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (Note 12).

2.  ACQUISITIONS AND DISPOSITIONS

CABLE TRANSACTIONS

     In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") completed a series of transactions in 1998. These transactions related to the cable television business and related ancillary businesses that either reduced existing debt and/or TWE's share of future funding requirements for such businesses. These transactions are discussed more fully below.

TCI CABLE TRANSACTIONS

     During 1998, Time Warner, TWE, TWE-A/N and TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., consummated or agreed to complete a number of cable-related transactions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

These transactions consisted of (i) the formation in December 1998 of a cable television joint venture in Texas (the "Texas Cable Joint Venture") that is managed by Time Warner Cable, a division of TWE, and owns cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.3 billion of debt, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the agreement to exchange in 1999 various cable television systems serving approximately 575,000 subscribers for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (the "TCI Cable Trades"). The Texas and Kansas City joint ventures are being accounted for under the equity method of accounting.

     As a result of the Texas transaction, the combined debt of TWE and TWE-A/N was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, TWE benefited from the geographic clustering of cable television systems and the number of subscribers under its management was increased by approximately 660,000 subscribers, thereby making Time Warner Cable the largest cable television operator in the U.S. The TCI Cable Trades are expected to close periodically throughout 1999 and are subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained.

TIME WARNER TELECOM REORGANIZATION

     In July 1998, in an effort to combine their Time Warner Telecom operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their Time Warner Telecom operations (the "Time Warner Telecom Reorganization"), whereby (i) those operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("Time Warner Telecom"), and then (ii) TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/ Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N. Time Warner Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. As a result of the Time Warner Telecom Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in Time Warner Telecom of 61.98%, 18.85% and 19.17%, respectively. TWE and TWE-A/N do not have continuing equity interests in these Time Warner Telecom operations. TWE and TWE-A/N recorded the distribution of their Time Warner Telecom operations to their respective partners based on the $242 million historical cost of the net assets, of which $191 million was recorded as a reduction in partners' capital and $51 million was recorded as a reduction in minority interest in TWE's consolidated balance sheet.

ROAD RUNNER JOINT VENTURE

     In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the "Road Runner Joint Venture"). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate $425 million of capital contributed by Microsoft and Compaq is being used by the Road Runner Joint Venture to continue to expand the roll out of high-speed online services. Time Warner Cable has entered into an affiliation agreement with the Road Runner Joint Venture, pursuant to which Time Warner Cable provides Road Runner's high-speed online services to customers in its cable franchise areas through its technologically advanced, high-capacity cable architecture. In exchange, Time Warner Cable initially retains 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these on-line services to its cable subscribers. Time Warner Cable's share of these subscription revenues will change periodically to 75% by 2006.

PRIMESTAR

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar Partners" and collectively, the "Primestar Assets") to Primestar, Inc. ("Primestar"), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the "Primestar Roll-up Transaction."

     In connection with the Primestar Roll-up Transaction, Primestar and Primestar Partners own and operate the medium-power direct broadcast satellite business, portions of which were formerly owned by TCI Satellite Entertainment, Inc. ("TSAT") and the other previously existing partners of Primestar Partners. Certain high-power system assets, including two high-power satellites, continue to be owned by Tempo Satellite, Inc. ("Tempo"), a wholly owned subsidiary of TSAT. However, Primestar Partners has an option to lease or purchase the entire capacity of the high-power system from Tempo. In addition, Primestar has an option to purchase the stock or assets of Tempo from TSAT.

     In a related transaction, Primestar Partners also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

     In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during the quarter and has been included in interest and other, net, in TWE's 1998 consolidated statement of operations.

     In addition, Primestar, Primestar Partners and the stockholders of Primestar have entered into an agreement to sell the medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. Also, Primestar, Primestar Partners, the stockholders of Primestar and Tempo entered into a second agreement with DirecTV, pursuant to which DirecTV will purchase the high-power satellites from Tempo, and Primestar and Primestar Partners will relinquish their

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respective rights to acquire or use such high-power satellites. The price to be paid by DirecTV pursuant to these agreements confirmed the decline in value of TWE's interest in Primestar. The ultimate disposition of the medium-power assets of Primestar is subject to Primestar bondholder and regulatory approvals, and the disposition of certain of the high-power satellite rights is also subject to regulatory approvals. Accordingly, there can be no assurance that such approvals will be obtained and that these transactions will be consummated.

TWE-A/N TRANSFERS

     As of December 31, 1998, TWE-A/N owns cable television systems (or interests therein) serving approximately 6.3 million subscribers, of which 5.2 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. TWE-A/N had approximately $1.2 billion of debt at December 31, 1998.

     TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by Advance/ Newhouse and 1.9% indirectly by Time Warner. TWE consolidates the partnership, and the partnership interests owned by Advance/Newhouse and Time Warner are reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

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

     The TWE-A/N Transfers were accounted for effective as of January 1, 1998 and TWE has continued to consolidate TWE-A/N.

     On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the year ended December 31, 1997, respectively, revenues of $11.379 billion, depreciation expense of $947 million, operating income before noncash amortization of intangible assets of $1.989 billion, operating income of $1.496 billion, and net income of $607 million.

SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS

     In 1998 and 1997, in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pretax gains of approximately $90 million and $200 million in 1998 and 1997, respectively, which have been included in operating income in the accompanying consolidated statement of operations.

SIX FLAGS

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred by TWE, principally as a result of uncertainties surrounding realization that relate to ongoing litigation and TWE's continuing guarantees of certain significant long-term obligations associated with the Six Flags Over Texas and Six Flags Over Georgia theme parks.

3.  INVENTORIES

     TWE's inventories consist of:

                                                              DECEMBER 31,
                                             ----------------------------------------------
                                                     1998                     1997
                                             ---------------------    ---------------------
                                             CURRENT    NONCURRENT    CURRENT    NONCURRENT
                                             -------    ----------    -------    ----------
                                                               (MILLIONS)
Film costs:
  Released, less amortization..............  $  614       $  744      $  545       $  658
  Completed and not released...............     179           76         170           50
  In process and other.....................      23          572          27          595
  Library, less amortization...............      --          560          --          612
Programming costs, less amortization.......     426          375         382          339
Merchandise................................      70           --          80           --
                                             ------       ------      ------       ------
Total......................................  $1,312       $2,327      $1,204       $2,254
                                             ======       ======      ======       ======

     Excluding the Library, the total cost incurred in the production of theatrical and television product (including direct production costs, production overhead and certain exploitation costs, such as film prints and home videocassettes) amounted to $2.665 billion in 1998, $2.360 billion in 1997 and $2.543 billion in 1996; and the total cost amortized amounted to $2.502 billion, $2.329 billion and $1.998 billion, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1998 amounted to $1.613 billion, approximately 90% of which is expected to be amortized within three years after release.

4.  INVESTMENTS

     TWE's investments consist of:

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
                                                               (MILLIONS)
Equity method investments...................................  $574    $238
Cost and fair-value method investments......................   312      77
                                                              ----    ----
Total.......................................................  $886    $315
                                                              ====    ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. ("E! Entertainment"). A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

     At December 31, 1998, companies accounted for using the equity method included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), the Road Runner Joint Venture (57.9% owned, excluding Time Warner's direct 10.7% interest), Primestar (24% owned), Six Flags (49% owned in 1997 and 1996), certain international cable and programming joint ventures (25% to 50% owned) and Courtroom Television Network (50% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
Revenues.................................................  $2,329    $2,207    $1,823
Depreciation and amortization............................    (706)     (235)     (197)
Operating income (loss)..................................    (265)      118        62
Net loss.................................................    (352)      (82)     (138)
Current assets...........................................     665       412       624
Total assets.............................................   5,228     3,046     3,193
Current liabilities......................................     628       993       407
Long-term debt...........................................   2,917     1,625     2,197
Total liabilities........................................   3,699     2,734     2,829
Total shareholders' equity or partners' capital..........   1,529       312       364

5.  LONG-TERM DEBT

                                       WEIGHTED-AVERAGE                     DECEMBER 31,
                                       INTEREST RATE AT                   ----------------
                                       DECEMBER 31, 1998    MATURITIES     1998      1997
                                       -----------------    ----------    ------    ------
                                                                             (MILLIONS)
Bank credit agreement borrowings.....         6.0%            2002        $2,711    $1,970
Commercial paper.....................         5.4%            1999            62       210
Fixed-rate senior notes and
  debentures.........................         8.6%          2002-2033      3,805     3,810
                                                                          ------    ------
          Total......................                                     $6,578    $5,990
                                                                          ======    ======

BANK CREDIT AGREEMENT

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a five-year revolving credit facility (the "1997 Credit Agreement") and terminated their previously existing bank credit facility (the "Old Credit Agreement"). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. In connection therewith, TWE recognized an extraordinary loss of $23 million in 1997.

     The 1997 Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement are TWE, TWE-A/N, Time Warner Inc., TW Companies, TBS and TWI Cable. Borrowings under the 1997 Credit Agreement are limited to (i) $7.5 billion in the case of TWE, (ii) $2 billion in the case of TWE-A/N and (iii) $6 billion in the aggregate for Time Warner Inc., TW Companies, TBS and TWI Cable, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower is required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The 1997 Credit Agreement contains certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

DEBT GUARANTEES

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at December 31, 1998, based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE (the "Time Warner General Partner Guarantees"). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the "Indenture") requires the majority consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition, in connection with the TWE-A/N Transfers (Note 2), approximately $1.2 billion of TWE-A/N's debt and accrued interest at December 31, 1998 has been guaranteed by TWI Cable and certain of its subsidiaries.

INTEREST EXPENSE AND MATURITIES

     Interest expense was $566 million in 1998, $490 million in 1997 and $475 million in 1996. The weighted average interest rate on TWE's total debt was 7.5% and 7.8% at December 31, 1998 and 1997, respectively.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1998 consist only of $3.373 billion due in 2002. This includes all borrowings under the 1997 Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability under the 1997 Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis.

FAIR VALUE OF DEBT

     Based on the level of interest rates prevailing at December 31, 1998 and 1997, the fair value of TWE's fixed-rate debt exceeded its carrying value by $764 million and $532 million, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

6.  INCOME TAXES

     Domestic and foreign pretax income (loss) are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Domestic....................................................   $438      $654      $263
Foreign.....................................................    (20)       68        17
                                                               ----      ----      ----
Total.......................................................   $418      $722      $280
                                                               ====      ====      ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Federal:
  Current...................................................   $  6      $  2      $  4
  Deferred..................................................     (7)      (10)       (3)
Foreign:
  Current(1)................................................    106        69        86
  Deferred..................................................    (15)       22       (21)
State and local:
  Current...................................................      4         4         5
  Deferred..................................................     (2)       (2)       (1)
                                                               ----      ----      ----
Total income taxes..........................................   $ 92      $ 85      $ 70
                                                               ====      ====      ====

---------------
(1) Includes foreign withholding taxes of $62 million in 1998, $58 million in 1997 and $54 million in 1996.

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $7.5 billion at December 31, 1998, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

7.  PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of preferred stock ("REIT Preferred Stock"). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable by TWE, which has been secured by certain real estate owned by TWE or its affiliates.

     Each share of REIT Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of REIT Preferred Stock are redeemable currently because the REIT has received a legal opinion stating that certain proposed changes to the tax regulations have substantially increased the likelihood that the dividends paid by the REIT or interest paid under the mortgage note will not be fully deductible for federal income tax purposes. TWE has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of REIT Preferred Stock.

8.  TWE PARTNERS' CAPITAL

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership ("Undistributed Contributed Capital"), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as "Cumulative Priority Capital." Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

     A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1998 and priority capital rates of return thereon is set forth below:

                                                            PRIORITY       TIME       LIMITED PARTNERS
                             UNDISTRIBUTED    CUMULATIVE     CAPITAL      WARNER     ------------------
PRIORITY OF UNDISTRIBUTED     CONTRIBUTED      PRIORITY     RATES OF     GENERAL      TIME
CONTRIBUTED CAPITAL           CAPITAL(a)       CAPITAL      RETURN(b)    PARTNERS    WARNER    MEDIAONE
-------------------------    -------------    ----------    ---------    --------    ------    --------
                                     (BILLIONS)                                        (OWNERSHIP %)
Senior Capital.............      $0.5           $ 0.6          8.00%      100.00%       --         --
Series A Capital...........       5.6            12.8         13.00%       63.27%    11.22%     25.51%
Series B Capital...........       2.9(d)          6.8         13.25%      100.00%       --         --
Residual Capital...........       3.3(d)          3.3(c)         --(c)     63.27%    11.22%     25.51%

---------------
(a) Excludes partnership income or loss allocated thereto.
(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.
(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.
(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

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

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The Series B Capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable at any time through May 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

CAPITAL DISTRIBUTIONS

     Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

     In 1998 and 1997, the Time Warner General Partners received $579 million and $535 million, respectively, of distributions from TWE relating to their Senior Capital interests (representing the return of $455 million of contributed capital in each period and the distribution of $124 million and $80 million, respectively, of priority capital return), which, when taken together with a $366 million distribution in 1995 (representing a portion of the priority capital return) increased the cumulative cash distributions received from TWE on such interests to $1.5 billion. The Time Warner General Partners' remaining $603 million Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed on July 1, 1999.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $13.88, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ("Stock Option Distributions"). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1998 and 1997, TWE had recorded a liability for Stock Option Distributions of $1.130 billion and $417 million, respectively, based on the unexercised options and the market prices at such dates of $62.06 and $31.00, respectively, per Time Warner common share. This liability reflects the accrual of $973 million and $399 million of Stock Option Distributions in 1998 and 1997, respectively, when the market price of Time Warner common stock increased during such periods, and the reversal of $16 million of previously accrued Stock Option Distributions in 1996 when the market price of Time Warner common stock declined. TWE paid Stock Option Distributions to Time Warner in the amount of $260 million in 1998, $75 million in 1997 and $13 million in 1996.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $314 million in 1998, $324 million in 1997 and $215 million in 1996.

     In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreement. Such cash distributions will generally be made on a priority and pro rata basis with respect to each partner's interest in the Series A Capital, Series B Capital and Residual Capital. However, cash distributions to the Time Warner General Partners with respect to their Series A Capital and Residual Capital interests will be deferred until the limited partners receive aggregate distributions (excluding Tax Distributions) of approximately $800 million. Similarly, cash distributions with respect to the Time Warner General Partners' Series B Capital interest will be deferred until the limited partners receive aggregate distributions of $1.6 billion. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1998, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

     In addition, in connection with the Time Warner Telecom Reorganization, TWE recorded a $191 million noncash distribution to its partners based on the historical cost of the net assets (Note 2).

9.  STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Net income:
  As reported...............................................   $326      $614      $210
                                                               ====      ====      ====
  Pro forma.................................................   $285      $584      $193
                                                               ====      ====      ====

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since TWE's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 is not comparable to the impact on pro forma net income for 1998 and 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to TWE employees in 1998, 1997 and 1996: dividend yields of 0.5%, 1% and 1%, respectively; expected volatility of 21.7%, 22.2% and 21.7%, respectively; risk-free interest rates of 5.5%, 6.3% and 5.7%, respectively; and expected lives of 5 years in all periods.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In December 1998, Time Warner completed a two-for-one common stock split. Accordingly, the following stock option information for all prior periods has been restated to give effect to this stock split.

     The weighted average fair value of an option granted to TWE employees during the year was $11.03, $6.09 and $5.22 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1996, Time Warner granted options to certain TWE executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $24.26 and $3.41.

     A summary of stock option activity with respect to employees of TWE is as follows:

                                                                           WEIGHTED-
                                                              THOUSANDS     AVERAGE
                                                                 OF        EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Balance at January 1, 1996..................................    57,069      $16.63
Granted.....................................................     9,021       21.24
Exercised...................................................    (2,485)      14.34
Cancelled(a)................................................    (2,983)      15.68
                                                               -------
Balance at December 31, 1996................................    60,622      $17.46
Granted.....................................................     7,839       20.68
Exercised...................................................    (7,045)      14.37
Cancelled(a)................................................    (2,412)      16.76
                                                               -------
Balance at December 31, 1997................................    59,004      $18.28
Granted.....................................................     5,767       37.82
Exercised...................................................   (15,957)      16.42
Cancelled(a)................................................    (1,073)      14.36
                                                               -------
Balance at December 31, 1998................................    47,741      $21.35
                                                               =======

---------------
(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                  (THOUSANDS)
Exercisable..............................................  33,370    43,022    45,544

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1998:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             ---------------------------------------    ------------------------
                                             WEIGHTED-
                                              AVERAGE      WEIGHTED-                   WEIGHTED-
                               NUMBER        REMAINING      AVERAGE       NUMBER        AVERAGE
                             OUTSTANDING    CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES     AT 12/31/98       LIFE          PRICE      AT 12/31/98      PRICE
------------------------     -----------    -----------    ---------    -----------    ---------
                             (THOUSANDS)                                (THOUSANDS)
Under $10..................       374        1.1 years      $ 8.37           374        $ 8.37
$10.00 to $15.00...........     5,183        2.8 years      $12.54         5,183        $12.54
$15.01 to $20.00...........    17,035        5.2 years      $18.34        13,433        $18.21
$20.01 to $30.00...........    19,254        5.7 years      $21.66        14,329        $21.46
$30.01 to $45.00...........     4,582        9.0 years      $34.70            51        $30.28
$45.01 to $52.39...........     1,313        9.1 years      $47.82            --            --
                               ------                                     ------
Total......................    47,741        5.6 years      $21.35        33,370        $18.63
                               ======                                     ======

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 8.

10.  BENEFIT PLANS

     TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Time Warner's common stock represents approximately 12% and 7% of plan assets at December 31, 1998 and 1997, respectively. A summary of activity for TWE's defined benefit pension plans is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost................................................   $ 42      $ 33      $ 33
Interest cost...............................................     36        31        28
Expected return on plan assets..............................    (35)      (26)      (23)
Net amortization and deferral...............................     --        --         3
                                                               ----      ----      ----
Total.......................................................   $ 43      $ 38      $ 41
                                                               ====      ====      ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              DECEMBER 31,
                                                              -------------
                                                              1998     1997
                                                              -----    ----
                                                               (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $ 461    $359
Service cost................................................     42      33
Interest cost...............................................     36      31
Actuarial loss..............................................     61      48
Benefits paid...............................................    (14)    (10)
                                                              -----    ----
Projected benefit obligation at end of year.................    586     461
                                                              -----    ----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    364     284
Actual return on plan assets................................    112      71
Employer contribution.......................................     18      19
Benefits paid...............................................    (14)    (10)
                                                              -----    ----
Fair value of plan assets at end of year....................    480     364
                                                              -----    ----
Unfunded projected benefit obligation.......................   (106)    (97)
Additional minimum liability(a).............................     (4)    (10)
Unrecognized actuarial loss (gain)..........................    (10)      3
Unrecognized prior service cost.............................      5       8
                                                              -----    ----
Accrued pension expense.....................................  $(115)   $(96)
                                                              =====    ====

---------------
(a) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  6.75%   7.25%   7.75%
Expected return on plan assets..............................     9%      9%      9%
Rate of compensation increase...............................     6%      6%      6%

     Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $39 million and $27 million as of December 31, 1998, respectively and $29 million and $19 million as of December 31, 1997, respectively.

     Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $35 million in 1998, $29 million in 1997 and $30 million in 1996. Employees of TWE's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain TWE employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $35 million in 1998, $30 million in 1997 and $28 million in 1996. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

     TWE uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

products abroad. The following is a summary of TWE's foreign currency risk management strategy and the effect of this strategy on TWE's consolidated financial statements.

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1998, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

     At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates. Of Time Warner's $496 million net sale contract position, $298 million of the foreign exchange sale contracts and $101 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, primarily Japanese yen (29% of net contract position related to TWE), French francs (29%), German marks (32%) and Canadian dollars (5%), compared to a net sale contract position of $105 million of foreign currencies at December 31, 1997. TWE had deferred approximately $6 million of net losses on foreign exchange contracts at December 31, 1998, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 1998, 1997 and 1996, TWE recognized $2 million in losses, $14 million in gains and $6 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

12.  SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

     The operating results of TWE's cable segment reflect the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Time Warner Telecom Reorganization effective as of July 1, 1998.

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros......................  $ 6,051     $ 5,462      $ 5,639
Broadcasting-The WB Network...........................      260         136           87
Cable Networks-HBO....................................    2,052       1,923        1,763
Cable.................................................    4,378       4,243        3,851
Intersegment elimination..............................     (495)       (446)        (488)
                                                        -------     -------      -------
Total.................................................  $12,246     $11,318      $10,852
                                                        =======     =======      =======

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
EBITA(1)
Filmed Entertainment-Warner Bros......................     $498        $387         $367
Broadcasting-The WB Network...........................      (93)        (88)         (98)
Cable Networks-HBO....................................      454         391          328
Cable(2)..............................................    1,369       1,184          917
                                                        -------     -------      -------
Total.................................................   $2,228      $1,874       $1,514
                                                        =======     =======      =======

---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $1.719 billion in 1998, $1.444 billion in 1997 and $1.078 billion in 1996.
(2) Includes net gains of approximately $90 million and $200 million recognized in 1998 and 1997, respectively, related to the sale or exchange of certain cable television systems.

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros......................     $166        $181         $158
Broadcasting-The WB Network...........................        1           1           --
Cable Networks-HBO....................................       23          22           22
Cable.................................................      737         736          619
                                                        -------     -------      -------
Total.................................................     $927        $940         $799
                                                        =======     =======      =======

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment-Warner Bros......................     $129        $123         $125
Broadcasting-The WB Network...........................        3          --           --
Cable Networks-HBO....................................       --          --           --
Cable.................................................      377         307          311
                                                        -------     -------      -------
Total.................................................     $509        $430         $436
                                                        =======     =======      =======

---------------
(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros......................  $ 8,800    $ 8,098    $ 8,057
Broadcasting-The WB Network...........................      244        113         67
Cable Networks-HBO....................................    1,159      1,080        997
Cable.................................................   11,314     10,771     10,202
Corporate(1)..........................................      713        669        650
                                                        -------    -------    -------
Total.................................................  $22,230    $20,731    $19,973
                                                        =======    =======    =======

---------------
(1) Consists principally of cash, cash equivalents and other investments.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros.........................  $  122    $  144    $  340
Broadcasting-The WB Network..............................       1         1         2
Cable Networks-HBO.......................................      23        19        29
Cable(1).................................................   1,451     1,401     1,348
Corporate................................................       6        --        --
                                                           ------    ------    ------
Total....................................................  $1,603    $1,565    $1,719
                                                           ======    ======    ======

---------------
(1) Cable capital expenditures were funded in part through collections on the MediaOne Note Receivable in the amount of $169 million in 1996 (Note 1). The MediaOne Note Receivable was fully collected during 1996.

     Information as to TWE's operations in different geographical areas is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
REVENUES(1)
United States.........................................  $10,167    $ 9,086    $ 8,718
United Kingdom........................................      459        488        383
Germany...............................................      263        284        374
Japan.................................................      162        172        196
France................................................      163        152        143
Canada................................................      145        137        157
Other international...................................      887        999        881
                                                        -------    -------    -------
Total.................................................  $12,246    $11,318    $10,852
                                                        =======    =======    =======

---------------
(1) Revenues are attributed to countries based on location of customer.

     Because a substantial portion of TWE's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

13.  COMMITMENTS AND CONTINGENCIES

     TWE's total rent expense amounted to $218 million in 1998, $218 million in 1997 and $205 million in 1996. The minimum rental commitments under noncancellable long-term operating leases are: 1999-$186 million; 2000-$175 million; 2001-$164 million; 2002-$155 million; 2003-$136 million; and after 2003-$736 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TWE's minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $6.3 billion at December 31, 1998, which are payable principally over a five-year period.

     TWE is subject to numerous legal proceedings (including certain litigation relating to Six Flags). In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's financial statements.

14.  RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services for which TWE paid a fee in the amount of $72 million, $72 million and $69 million in 1998, 1997 and 1996, respectively.

     TWE was required to pay a $130 million advisory fee to MediaOne over a five-year period that ended September 15, 1998 for MediaOne's expertise in telecommunications, telephony and information technology, and its participation in the management and technological upgrade of TWE's cable systems.

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

     TWE's Cable division has agreed to sell or exchange various cable television systems to MediaOne in an effort to strengthen its geographic clustering of cable television properties.

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

     In addition to transactions with its partners, TWE has had transactions with the Columbia House Company partnerships, Comedy Partners, L.P., Time Warner Telecom, the Road Runner Joint Venture and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE's businesses in Japan.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

     TWE established an asset securitization facility on December 31, 1997, which effectively provides for the accelerated receipt of up to $500 million of cash through the year 2000 on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date ("Backlog Contracts"). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts ("Pooled Backlog Contracts") to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party, commercial paper conduit sponsored by a financial institution.

     Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. Net proceeds of approximately $166 million were received under this securitization program in 1998.

     Additional financial information with respect to cash flows is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Cash payments made for interest.............................   $537      $493      $513
Cash payments made for income taxes, net....................     91        95        74
Noncash capital contributions (distributions), net..........    973       399        (1)

     Noncash investing and financing activities in 1998 included the Time Warner Telecom Reorganization, the TWE-A/N Transfers, the Primestar Roll-up Transaction and the exchange of certain cable television systems (Note 2).

OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                                 (MILLIONS)
Accrued expenses............................................  $1,395    $1,159
Accrued compensation........................................     298       253
Deferred revenues...........................................     249       255
                                                              ------    ------
Total.......................................................  $1,942    $1,667
                                                              ======    ======

                         REPORT OF INDEPENDENT AUDITORS

The Partners of
Time Warner Entertainment Company, L.P.

     We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ("TWE") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 3, 1999

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1998 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     The selected historical financial information for 1998 reflects (a) the TWE-A/N Transfers effective as of January 1, 1998, (b) the Primestar Roll-up Transaction effective as of April 1, 1998, (c) the formation of the Road Runner Joint Venture effective as of June 30, 1998 and (d) the Time Warner Telecom Reorganization effective as of July 1, 1998. The selected historical financial information for 1995 reflects the consolidation by TWE of TWE-A/N resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    ------
                                                                (MILLIONS)
SELECTED OPERATING STATEMENT INFORMATION
Revenues..................................  $12,246    $11,318    $10,852    $ 9,517    $8,460
Depreciation and amortization.............   (1,436)    (1,370)    (1,235)    (1,039)     (943)
Business segment operating income(1)......    1,719      1,444      1,078        960       848
Interest and other, net(2)................     (965)      (345)      (522)      (580)     (587)
Income before extraordinary item..........      326        637        210         97       161
Net income(3).............................      326        614        210         73       161

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                               (MILLIONS)
SELECTED BALANCE SHEET INFORMATION
Cash and equivalents.....................  $    87    $   322    $   216    $   209    $ 1,071
Total assets.............................   22,230     20,731     19,973     18,905     18,662
Debt due within one year.................        6          8          7         47         32
Long-term debt...........................    6,578      5,990      5,676      6,137      7,160
Preferred stock of subsidiary............      217        233         --         --         --
Time Warner General Partners' Senior
  Capital................................      603      1,118      1,543      1,426      1,663
Partners' capital........................    5,107      6,333      6,574      6,478      6,233

---------------
(1) Includes net gains of approximately $90 million and $200 million recognized in 1998 and 1997, respectively, related to the sale or exchange of certain cable television systems.
(2) Includes a charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar and a gain of approximately $250 million in 1997 related to the sale of an interest in E! Entertainment.
(3) Net income for each of the years ended December 31, 1997 and 1995 includes an extraordinary loss on the retirement of debt of $23 million and $24 million, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          OPERATING
                                                                          INCOME OF      NET
                                                                           BUSINESS     INCOME
QUARTER                                                       REVENUES     SEGMENTS     (LOSS)
-------                                                       --------    ----------    ------
                                                                          (MILLIONS)
1998
1st.........................................................  $ 2,910       $  369      $ 108
2nd(a)......................................................    2,850          455        155
3rd.........................................................    3,220          468        172
4th(b)......................................................    3,266          427       (109)
Year(a)(b)..................................................   12,246        1,719        326

1997
1st(c)......................................................  $ 2,600       $  329      $ 320
2nd.........................................................    2,728          320         82
3rd.........................................................    2,855          335         81
4th(d)(e)...................................................    3,135          460        131
Year........................................................   11,318        1,444        614

---------------
(a) Operating income includes net gains of approximately $90 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $70 million was recorded in the second quarter of 1998.
(b) Net income (loss) for the fourth quarter of 1998 includes a charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar.
(c) Net income in the first quarter of 1997 includes a gain of approximately $250 million related to the sale of an interest in E! Entertainment.
(d) Operating income for 1997 includes net gains of approximately $200 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $160 million was recorded in the fourth quarter of 1997.
(e) Net income for the fourth quarter of 1997 includes an extraordinary loss on the retirement of debt of $23 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                   BALANCE
                                                   BEGINNING     COSTS AND                    AT END
DESCRIPTION                                        OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------                                        ----------    ----------    ----------    ---------
                                                                       (MILLIONS)
1998:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts................     $218          $144         $ (91)(a)     $271
  Reserves for sales returns and allowances......      206           338          (309)(b)      235
                                                      ----          ----         -----         ----
Total............................................     $424          $482         $(400)        $506
                                                      ====          ====         =====         ====
1997:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts................     $195          $113         $ (90)(a)     $218
  Reserves for sales returns and allowances......      178           289          (261)(b)      206
                                                      ----          ----         -----         ----
Total............................................     $373          $402         $(351)        $424
                                                      ====          ====         =====         ====
1996:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts................     $196          $ 97         $ (98)(a)     $195
  Reserves for sales returns and allowances......      169           278          (269)(b)      178
                                                      ----          ----         -----         ----
Total............................................     $365          $375         $(367)        $373
                                                      ====          ====         =====         ====

---------------
(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies")* contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees"). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. ("TBS") and Time Warner Telecom LLC, and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

USE OF EBITA

     WCI evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. The exclusion of noncash amortization charges is consistent with management's belief that WCI's intangible assets, such as music catalogues and copyrights and the goodwill associated with its brands, generally are increasing in value and importance to WCI's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

1998 VS. 1997

     WCI had revenues of $4.025 billion and net income of $218 million in 1998, compared to revenues of $3.691 billion, income of $522 million before an extraordinary loss on the retirement of debt and net income of $514 million in 1997. EBITA increased to $483 million from $434 million. Operating income increased to $216 million from $146 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. At the end of December 1998,

---------------

* On October 10, 1996, Time Warner Inc. ("Time Warner") acquired the remaining 80% interest in TBS that it did not already own (the "TBS Transaction"). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. The General Partners' pre-existing ownership interests in TW Companies and TBS were unaffected by the TBS Transaction.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

WCI had a domestic market share of 19.8%, as measured by SoundScan. EBITA and operating income increased principally as a result of the revenue gains and cost savings, offset in part by higher artist costs and the absence of certain one-time gains recognized in 1997.

     WCI's equity in the pretax income of TWE was $248 million in 1998, compared to $428 million in 1997. TWE's pretax income decreased in 1998 as compared to 1997 because of the effect of certain significant nonrecurring items recognized in each period, consisting of gains and losses relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $120 million of net pretax losses in 1998, compared to approximately $450 million of net pretax gains in 1997. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally as a result of an overall increase in its business segment operating income (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting. As used herein, the TWE-A/N Transfers refer to the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, as well as certain related transactions (collectively, the "TWE-A/N Transfers").

     Interest and other, net was $15 million of income in 1998 compared to $452 million of income in 1997. Interest expense was $23 million in 1998 and 1997. There was other income, net, of $38 million in 1998, compared to other income, net, of $475 million in 1997, principally because of the recognition of a $437 million pretax gain in 1997 in connection with the disposal of WCI's interest in Hasbro, Inc. ("Hasbro").

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

1997 VS. 1996

     WCI had revenues of $3.691 billion, income of $522 million before an extraordinary loss on the retirement of debt and net income of $514 million in 1997, compared to revenues of $3.949 billion and net income of $185 million in 1996. EBITA decreased to $434 million from $611 million. Operating income decreased to $146 million from $332 million. Despite WCI having a domestic market share for the year of 20% as measured by SoundScan, the decline in revenues principally related to softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by certain one-time gains.

     WCI's equity in the pretax income of TWE was $428 million in 1997, compared to $166 million in 1996. TWE's pretax income increased significantly in 1997 as compared to 1996 because of the effect of certain significant nonrecurring items recognized in 1997, consisting of net pretax gains relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $450 million of net pretax gains in 1997. Excluding the effect of these nonrecurring items, TWE's pretax income increased due to an overall increase in EBITA and operating income generated by its business segments, offset in part by an increase in minority interest expense related to TWE-A/N.

     Interest and other, net was $452 million of income in 1997 compared to $53 million of expense in 1996. Interest expense decreased to $23 million in 1997 from $34 million in 1996. There was other income, net, of

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

$475 million in 1997, compared to other expense, net, of $19 million in 1996, principally because of the recognition of a $437 million pretax gain in 1997 in connection with the disposal of WCI's interest in Hasbro and lower losses from the reduction in carrying value of certain investments, offset in part by costs associated with WCI's receivables securitization program.

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

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1998

1998 FINANCIAL CONDITION

     WCI had $7.7 billion of equity at December 31, 1998, compared to $8.5 billion of equity at December 31, 1997. WCI's equity decreased principally due to the accrual and payment of higher dividends to Time Warner. Cash and equivalents increased to $160 million at December 31, 1998, compared to $102 million at December 31, 1997. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     The total capitalization of ATC at December 31, 1998 consisted of equity capital of $1.5 billion, compared to $2.1 billion at December 31, 1997. ATC's equity decreased principally due to the accrual and payment of higher dividends to Time Warner. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

CASH FLOWS

     In 1998, WCI's cash provided by operations amounted to $430 million and reflected $483 million of EBITA, $72 million of noncash depreciation expense and $414 million of distributions from TWE (excluding $270 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $11 million of interest payments, $208 million of income taxes ($119 million of which was paid to Time Warner under a tax sharing agreement), $245 million of proceeds repaid under WCI's asset securitization program and $75 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by WCI's operations of $337 million in 1997 reflected $434 million of EBITA, $83 million of noncash depreciation expense, $284 million of distributions from TWE (excluding $270 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities) and $122 million of proceeds received under WCI's asset securitization program, less $14 million of interest payments, $513 million of income taxes ($370 million of which was paid to Time Warner under a tax sharing agreement) and $59 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash provided by investing activities was $232 million in 1998, compared to $236 million in 1997. The decrease is principally a result of an increase in capital spending.

     Cash used by financing activities was $604 million in 1998, compared to $562 million in 1997, principally as a result of increased dividend payments of $140 million, offset by a decrease in advances to TW Companies.

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

     WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 1998, the General Partners received an aggregate $1.153 billion of distributions from TWE, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $314 million of tax-related distributions and $260 million of stock option related distributions. In 1997, the General Partners received an aggregate $934 million of distributions, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. Of such aggregate distributions, WCI received $684 million and $554 million in 1998 and 1997, respectively, and ATC received $469 million and $380 million in 1998 and 1997, respectively.

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

     Because WCI normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. Technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and, potentially, the current exploitation of the digital video disc, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheet of WCI.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1998, Time Warner had effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner is reimbursed by or reimburses WCI for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

fixed rates. Of Time Warner's $496 million net sale contract position, $431 million of foreign exchange sale contracts and $157 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, compared to contracts for the sale of $380 million and the purchase of $139 million of foreign currencies at December 31, 1997.

     Based on Time Warner's foreign exchange contracts outstanding related to WCI's exposure at December 31, 1998, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1998 would result in approximately $22 million of unrealized losses and $8 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $22 million of unrealized gains and $8 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve-month period from the sale of U.S. copyrighted products abroad.

EURO CONVERSION

     Effective January 1, 1999, the "euro" was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, WCI continues to evaluate the short-term and long-term effects of the euro conversion on its European operations.

     WCI believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. WCI has identified its accounting and information systems in need of modification and an action plan has been formulated to address the nature and timing of remediation efforts. Remediation efforts have begun and the plan is expected to be substantially completed well before the end of the transitional period. This timetable will be adjusted, if necessary, to meet the anticipated needs of WCI's vendors and customers. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

     WCI believes that the most significant long-term business risk of the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, WCI believes that these business risks may be offset to some extent by lower material costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe that the euro conversion will have a material effect on WCI's financial position, results of operations or cash flows in future periods.

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

     WCI's exposure to potential Year 2000 problems arises both in technological operations under the control of WCI and in those dependent on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology,

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

hardware and software. Most of WCI's potential Year 2000 exposures are dependent to some degree on one or more third parties. Failure to achieve high levels of Year 2000 compliance could have a material adverse impact on WCI and its financial statements.

     WCI's Year 2000 remediation project has several phases: inventorying, assessment, remediation planning, implementation and final testing. WCI's progress through these phases is actively overseen by a senior technology executive who reports on a regular basis to the senior financial executive. Assistance is obtained, when appropriate, from both internal and outside professional sources.

     WCI has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of WCI's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. WCI has identified approximately 200 worldwide, "mission critical" potential exposures. Of these, as of December 31, 1998, approximately 46% have been identified as Year 2000 compliant, approximately 50% as in the remediation implementation or final testing stages, less than 4% as in the remediation planning stage and approximately 1% as in the assessment stage. WCI currently expects that the assessment phase for the remaining potential exposures should be completed during the first quarter of 1999 and that remediation with respect to approximately 95% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. WCI, however, could experience unexpected delays. WCI is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit WCI to conduct testing in a stable environment.

     As stated above, however, WCI's business is dependent on third parties and these parties are themselves dependent on technology. In some cases, WCI's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. WCI has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. Moreover, WCI is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. WCI is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to WCI of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which WCI is uncertain about the anticipated Year 2000 readiness of a significant third party, WCI is investigating available alternatives, if any.

     WCI currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $25 to $40 million, of which an estimated 40% to 50% has been incurred through December 31, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. WCI anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

expected to continue to be funded from WCI's operating cash flow and have not and are not expected to impact materially WCI's financial statements.

     In addition to the foregoing areas, WCI is also exposed to potential Year 2000 problems encountered by TWE in technological operations under its control and those dependent on one or more third parties. ATC, while not having any independent operations, is similarly exposed to potential Year 2000 problems encountered by TWE. Although WCI and ATC anticipate that TWE will successfully complete its efforts to be Year 2000 compliant in all material respects in advance of January 1, 2000, failure by TWE to achieve high levels of Year 2000 compliance could have a material adverse impact on WCI and ATC. For a discussion of TWE's Year 2000 technology preparedness, see TWE's Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, WCI has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that WCI does not complete any of its currently planned additional remediation prior to the Year 2000, management believes that WCI could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which WCI does business as well as by the economy generally could also materially adversely affect WCI. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     WCI has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant contingency plans in the event it does not successfully complete all phases of its Year 2000 program. WCI, however, has begun to examine its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. WCI intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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

                              TWE GENERAL PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                     WCI                     ATC
                                                              ------------------       ----------------
                                                               1998       1997          1998      1997
                                                              -------    -------       ------    ------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $   160    $   102       $   --    $   --
Receivables, less allowances of $278 million and $264
  million...................................................    1,454        866           --        --
Inventories.................................................      151        140           --        --
Prepaid expenses............................................      670        651           --        --
                                                              -------    -------       ------    ------
Total current assets........................................    2,435      1,759           --        --
Investments in and amounts due to and from TWE..............    1,632      2,423        1,494     1,861
Investments in TW Companies.................................      103        103           61        62
Other investments...........................................    1,350      1,259          404       352
Music catalogues, contracts and copyrights..................      876        928           --        --
Goodwill....................................................    3,509      3,554           --        --
Other assets, primarily property, plant and equipment.......      443        464           --        --
                                                              -------    -------       ------    ------
Total assets................................................  $10,348    $10,490       $1,959    $2,275
                                                              =======    =======       ======    ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $   224    $   221       $   --    $   --
Royalties payable...........................................      855        757           --        --
Other current liabilities...................................      548        464           --         1
                                                              -------    -------       ------    ------
Total current liabilities...................................    1,627      1,442           --         1
Long-term liabilities, including $670, $251, $477 and $187
  million, respectively, due to TW Companies................    1,020        527          477       187
SHAREHOLDERS' EQUITY
Common stock, no par value, 1,000 and 20,000 shares
  authorized, 100 and 11,582 shares issued and
  outstanding...............................................        1          1            1         1
Preferred stock of WCI, $.01 par value, 125 thousand shares
  authorized, 90 thousand shares outstanding and $90 million
  liquidation preference....................................       --         --           --        --
Paid-in capital.............................................   10,195     10,465        2,523     2,708
Retained earnings (accumulated deficit).....................       (1)       450         (360)       (4)
                                                              -------    -------       ------    ------
                                                               10,195     10,916        2,164     2,705
Due from TW Companies, net..................................   (1,908)    (1,809)        (346)     (282)
Reciprocal interest in TW Companies stock...................     (586)      (586)        (336)     (336)
                                                              -------    -------       ------    ------
Total shareholders' equity..................................    7,701      8,521        1,482     2,087
                                                              -------    -------       ------    ------
Total liabilities and shareholders' equity..................  $10,348    $10,490       $1,959    $2,275
                                                              =======    =======       ======    ======

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                         WCI                           ATC
                                                              --------------------------      ----------------------
                                                               1998      1997      1996       1998     1997     1996
                                                              ------    ------    ------      -----    -----    ----
Revenues(a).................................................  $4,025    $3,691    $3,949      $  --    $  --    $ --
                                                              ------    ------    ------      -----    -----    ----
Cost of revenues(a)(b)......................................   2,500     2,412     2,765         --       --      --
Selling, general and administrative(a)(b)...................   1,309     1,133       852         --       --      --
                                                              ------    ------    ------      -----    -----    ----

Operating expenses..........................................   3,809     3,545     3,617         --       --      --
                                                              ------    ------    ------      -----    -----    ----

Business segment operating income...........................     216       146       332         --       --      --
Equity in pretax income of TWE(a)...........................     248       428       166        170      294     114
Interest and other, net(a)..................................      15       452       (53)        24       30      24
                                                              ------    ------    ------      -----    -----    ----

Income before income taxes..................................     479     1,026       445        194      324     138
Income taxes(a).............................................    (261)     (504)     (260)      (102)    (145)    (76)
                                                              ------    ------    ------      -----    -----    ----

Income before extraordinary item............................     218       522       185         92      179      62
Extraordinary loss on retirement of debt, net of $6 and $3
  million income tax benefit................................      --        (8)       --         --       (6)     --
                                                              ------    ------    ------      -----    -----    ----

Net income..................................................  $  218    $  514    $  185      $  92    $ 173    $ 62
                                                              ======    ======    ======      =====    =====    ====

---------------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General Partners:
Revenues....................................................  $  214    $  185    $  188      $  --    $  --    $ --
Cost of revenues............................................     (34)      (36)      (55)        --       --      --
Selling, general and administrative.........................     (41)      (17)       45         --       --      --
Equity in pretax income of TWE..............................     (41)      (18)      (18)        --       --      --
Interest and other, net.....................................      72        62        47         --       --      --
Income taxes................................................    (119)     (370)      (91)       (65)    (111)    (47)

(b) Includes depreciation and amortization expense of:......  $  339    $  371    $  370      $  --    $  --    $ --
                                                              ======    ======    ======      =====    =====    ====

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                        WCI                         ATC
                                                              -----------------------      ----------------------
                                                              1998     1997     1996       1998     1997     1996
                                                              -----    -----    -----      -----    -----    ----
OPERATIONS
Net income..................................................  $ 218    $ 514    $ 185      $  92    $ 173    $ 62
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt....................     --        8       --         --        6      --
Depreciation and amortization...............................    339      371      370         --       --      --
Excess (deficiency) of distributions over equity in pretax
  income of TWE.............................................    166     (144)     (31)       114      (99)    (21)
Equity in losses (income) of other investee companies after
  distributions.............................................     45       32      (36)        (2)      --      (2)
Changes in operating assets and liabilities:
  Receivables...............................................   (608)     119       64         --       --      --
  Inventories...............................................    (11)      24       16         --       --      --
  Accounts payable and other liabilities....................    147       60       (2)        --       --      --
  Other balance sheet changes...............................    134     (647)     156         16       11       6
                                                              -----    -----    -----      -----    -----    ----

Cash provided by operations.................................    430      337      722        220       91      45
                                                              -----    -----    -----      -----    -----    ----

INVESTING ACTIVITIES
Investments and acquisitions................................    (65)     (66)     (56)        --       --      --
Capital expenditures........................................   (106)     (99)    (154)        --       --      --
Investment proceeds.........................................    133      131       38         --       --      --
Proceeds received from return of TWE Senior Capital.........    270      270       --        185      185      --
                                                              -----    -----    -----      -----    -----    ----

Cash provided (used) by investing activities................    232      236     (172)       185      185      --
                                                              -----    -----    -----      -----    -----    ----

FINANCING ACTIVITIES
Dividends...................................................   (505)    (365)      (8)      (341)    (248)     (5)
Increase in amounts due from TW Companies, net..............    (99)    (197)    (557)       (64)     (28)    (40)
                                                              -----    -----    -----      -----    -----    ----

Cash used by financing activities...........................   (604)    (562)    (565)      (405)    (276)    (45)
                                                              -----    -----    -----      -----    -----    ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................     58       11      (15)        --       --      --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................    102       91      106         --       --      --
                                                              -----    -----    -----      -----    -----    ----

CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 160    $ 102    $  91      $  --    $  --    $ --
                                                              =====    =====    =====      =====    =====    ====

See accompanying notes.

                                      WCI
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                            RETAINED                      RECIPROCAL
                                                            EARNINGS       DUE FROM      INTEREST IN
                                       COMMON   PAID-IN   (ACCUMULATED   TW COMPANIES,   TW COMPANIES   SHAREHOLDERS'
                                       STOCK    CAPITAL     DEFICIT)          NET           STOCK          EQUITY
                                       ------   -------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31, 1995.........    $1     $10,735      $ 183          $  (445)        $(586)         $9,888

Net income...........................                          185                                            185
Increase in unrealized gains on
  securities, net of $12 million tax
  expense............................                           16                                             16
Foreign currency translation
  adjustments........................                           (2)                                            (2)
                                                             -----                                         ------
  Comprehensive income...............                          199                                            199

Reduction of stock option
  distribution liability to TW
  Companies(a).......................                           10                                             10
Transfers to TW Companies, net.......                                          (557)                         (557)
Other................................                            1                                              1
                                         --     -------      -----          -------         -----          ------
BALANCE AT DECEMBER 31, 1996.........     1     10,735         393           (1,002)         (586)          9,541

Net income...........................                          514                                            514
Decrease in unrealized gains on
  securities, net of $91 million tax
  benefit(b).........................                         (129)                                          (129)
Foreign currency translation
  adjustments........................                          (45)                                           (45)
                                                             -----                                         ------
  Comprehensive income...............                          340                                            340

Increase in stock option distribution
  liability to TW Companies(a).......                         (236)                                          (236)
Dividends............................             (270)        (50)                                          (320)
Transfers to TW Companies, net.......                                          (807)                         (807)
Other................................                            3                                              3
                                         --     -------      -----          -------         -----          ------
BALANCE AT DECEMBER 31, 1997.........     1     10,465         450           (1,809)         (586)          8,521

Net income...........................                          218                                            218
Increase in unrealized gains on
  securities, net of $1 million tax
  expense............................                            1                                              1
Foreign currency translation
  adjustments........................                           (6)                                            (6)
Increase in realized and unrealized
  losses on derivative financial
  instruments, net of $2 million tax
  benefit............................                           (4)                                            (4)
                                                             -----                                         ------
  Comprehensive income...............                          209                                            209

Increase in stock option distribution
  liability to TW Companies(a).......                         (577)                                          (577)
Dividends............................             (270)        (81)                                          (351)
Transfers to TW Companies, net.......                                           (99)                          (99)
Other................................                           (2)                                            (2)
                                         --     -------      -----          -------         -----          ------
BALANCE AT DECEMBER 31, 1998.........    $1     $10,195      $  (1)         $(1,908)        $(586)         $7,701
                                         ==     =======      =====          =======         =====          ======

---------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $10 million were reversed in 1996 because the market price of Time Warner common stock declined during the period and stock option distributions of $577 million and $236 million were accrued in 1998 and 1997, respectively, because of an increase in the market price of Time Warner common stock (Note 3).
(b) Includes a $13 million reduction related to realized gains on the sale of securities in 1997 that represents the turnaround of previous unrealized gains included in comprehensive income in prior periods, net of $9 million tax effect.

See accompanying notes.

                                      ATC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                            RETAINED          DUE         RECIPROCAL
                                                            EARNINGS         FROM        INTEREST IN
                                       COMMON   PAID-IN   (ACCUMULATED   TW COMPANIES,   TW COMPANIES   SHAREHOLDERS'
                                       STOCK    CAPITAL     DEFICIT)          NET           STOCK          EQUITY
                                       ------   -------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31, 1995.........    $1     $2,893       $ (47)          $(214)         $(336)         $2,297

Net income...........................                           62                                             62
Increase in unrealized gains on
  securities, net of $1 million tax
  expense............................                            1                                              1
Foreign currency translation
  adjustments........................                            6                                              6
                                                             -----                                         ------
  Comprehensive income...............                           69                                             69

Reduction of stock option
  distribution liability to TW
  Companies(a).......................                            6                                              6
Transfers to TW Companies, net.......                                          (40)                           (40)
Other................................                           (1)                                            (1)
                                         --     ------       -----           -----          -----          ------
BALANCE AT DECEMBER 31, 1996.........     1      2,893          27            (254)          (336)          2,331

Net income...........................                          173                                            173
Increase in unrealized gains on
  securities, net of $1 million tax
  expense............................                            2                                              2
Foreign currency translation
  adjustments........................                          (12)                                           (12)
                                                             -----                                         ------
  Comprehensive income...............                          163                                            163

Increase in stock option distribution
  liability to TW Companies(a).......                         (163)                                          (163)
Dividends............................             (185)        (33)                                          (218)
Transfers to TW Companies, net.......                                          (28)                           (28)
Other................................                            2                                              2
                                         --     ------       -----           -----          -----          ------
BALANCE AT DECEMBER 31, 1997.........     1      2,708          (4)           (282)          (336)          2,087

Net income...........................                           92                                             92
Increase in realized and unrealized
  losses on derivative financial
  instruments, net of $1 million tax
  benefit............................                           (2)                                            (2)
                                                             -----                                         ------
  Comprehensive income...............                           90                                             90

Increase in stock option distribution
  liability to TW Companies(a).......                         (396)                                          (396)
Dividends............................             (185)        (50)                                          (235)
Transfers to TW Companies, net.......                                          (64)                           (64)
                                         --     ------       -----           -----          -----          ------
BALANCE AT DECEMBER 31, 1998.........    $1     $2,523       $(360)          $(346)         $(336)         $1,482
                                         ==     ======       =====           =====          =====          ======

---------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Previously-accrued stock option distributions of $6 million were reversed in 1996 because the market price of Time Warner common stock declined during the period and stock option distributions of $396 million and $163 million were accrued in 1998 and 1997, respectively, because of an increase in the market price of Time Warner common stock (Note 3).

See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies")* contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees," see Note 6). In 1997, two of the original general partners, Warner Cable Communications Inc. ("WCCI") and Time Warner Operations Inc. ("TWOI"), were merged into another original general partner, Warner Communications Inc. (the "WCCI Merger" and the "TWOI Merger," respectively, and collectively, the "1997 General Partner Mergers"). After the 1997 General Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the "General Partners."

     In addition to the 1997 General Partner Mergers, WCI acquired two wholly owned subsidiaries of Turner Broadcasting System, Inc. ("TBS") in 1997 that conduct certain of TBS's cable television programming operations in the United Kingdom (the "TBS UK Merger," see Note 2). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the consolidated financial statements of WCI reflect the TWOI Merger for all periods presented herein and the TBS UK Merger effective as of January 1, 1997. The financial position, results of operations and cash flows of the companies acquired by WCI in the TBS UK Merger for the period from October 10, 1996 (the date on which such companies were acquired by Time Warner) to December 31, 1996 are not material to WCI's consolidated financial statements.

     WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of its ownership interests in TWE and certain other investments.

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

---------------

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUES AND COSTS

     In accordance with industry practice, certain products (such as compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future returns.

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

ADVERTISING

     Advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, catalogues and other promotional costs incurred in WCI's direct-marketing businesses. Deferred advertising costs are generally amortized using the straight-line method over a period of twelve months or less subsequent to the promotional event. Deferred advertising costs for WCI amounted to $10 million and $16 million at December 31, 1998 and 1997, respectively. Advertising expense for WCI amounted to $220 million in 1998, $183 million in 1997 and $185 million in 1996.

CASH EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

     Effective July 1, 1998, WCI adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on WCI's financial statements.

     The carrying value of WCI's financial instruments approximates fair value, except for certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments, such as investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTANGIBLE ASSETS

     As a creator and distributor of entertainment copyrights, WCI has a significant and growing number of intangible assets, including goodwill and music catalogues, contracts and copyrights. In accordance with generally accepted accounting principles, WCI does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs and cassettes, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of WCI's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions, including TW Companies's acquisition of WCI, in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition. TW Companies's allocable portion of its cost to acquire the Music business and certain other assets of WCI is reflected in the consolidated financial statements of WCI under the pushdown method of accounting.

     WCI amortizes goodwill over periods up to forty years using the straight-line method. Music catalogues, contracts and copyrights are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $267 million in 1998, $288 million in 1997 and $279 million in 1996. Accumulated amortization of intangible assets at December 31, 1998 and 1997 amounted to $2.184 billion and $1.950 billion, respectively.

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

INCOME TAXES

     The domestic operating results of the General Partners are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of Time Warner. The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of the General Partners on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of tax carryforwards acquired in acquisitions is accounted for as a reduction of goodwill.

     Under a tax-sharing agreement between the General Partners and Time Warner, each General Partner pays to, or receives from, Time Warner amounts equal to the total domestic income taxes, or tax benefits,

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

COMPREHENSIVE INCOME

     Effective January 1, 1997, the General Partners adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The new rules established standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the General Partners, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on the General Partners' financial statements, but did affect the presentation of the accompanying consolidated statements of shareholders' equity.

     The following summary sets forth the components of WCI's other comprehensive income (loss) accumulated in shareholders' equity:

                                                                                    ACCUMULATED
                                                      FOREIGN        DERIVATIVE        OTHER
                                     UNREALIZED       CURRENCY       FINANCIAL     COMPREHENSIVE
                                      GAINS ON      TRANSLATION      INSTRUMENT       INCOME
                                     SECURITIES    GAINS (LOSSES)      LOSSES         (LOSS)
                                     ----------    --------------    ----------    -------------
                                                            (MILLIONS)
Balance at December 31, 1997.......      $3             $(47)           $--            $(44)
1998 activity......................       1               (6)            (4)             (9)
                                         --             ----            ---            ----
Balance at December 31, 1998.......      $4             $(53)           $(4)           $(53)
                                         ==             ====            ===            ====

SEGMENT INFORMATION

     On December 31, 1997, the General Partners adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The new rules established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on the General Partners' primary financial statements, but did affect the disclosure of geographical information contained elsewhere herein (Note 11).

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pooling-of-interest method of accounting for business combinations. The operating results of the companies acquired are not material to WCI's results of operations.

3.  TWE

     The General Partners' investment in and amounts due to and from TWE at December 31, 1998 and 1997 consists of the following:

DECEMBER 31, 1998                                              WCI       ATC
-----------------                                             ------    ------
                                                                 (MILLIONS)
Investment in TWE...........................................  $1,457    $1,034
Stock option related distributions due from TWE.............     670       460
Other net liabilities due to TWE, principally related to
  home video distribution...................................    (495)       --
                                                              ------    ------
Total.......................................................  $1,632    $1,494
                                                              ======    ======

DECEMBER 31, 1997                                              WCI       ATC
-----------------                                             ------    ------
                                                                 (MILLIONS)
Investment in TWE...........................................  $2,418    $1,691
Stock option related distributions due from TWE.............     247       170
Other net liabilities due to TWE, principally related to
  home video distribution...................................    (242)       --
                                                              ------    ------
Total.......................................................  $2,423    $1,861
                                                              ======    ======

PARTNERSHIP STRUCTURE

     TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. TW Companies holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc.

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE ("Undistributed Contributed Capital"), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as "Cumulative Priority Capital." Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Undistributed Contributed Capital, the General Partner's ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1998 and priority capital rates of return thereon is as set forth below:

                                                                                PRIORITY     % OWNED
                                                 UNDISTRIBUTED    CUMULATIVE     CAPITAL        BY
                                                  CONTRIBUTED      PRIORITY     RATES OF     GENERAL
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL     CAPITAL(A)       CAPITAL      RETURN(B)    PARTNERS
---------------------------------------------    -------------    ----------    ---------    --------
                                                         (BILLIONS)
Senior Capital.................................      $0.5            $0.6          8.00%      100.00%
Series A Capital...............................       5.6            12.8         13.00%       63.27%
Series B Capital...............................       2.9(d)          6.8         13.25%      100.00%
Residual Capital...............................       3.3(d)          3.3(c)         --(c)     63.27%

---------------
(a) Excludes partnership income or loss allocated thereto.
(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.
(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.
(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

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

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE. TWE reported net income of $326 million, $614 million and $210 million in 1998, 1997 and 1996, respectively, no portion of which was allocated to the limited partners.

     The Series B Capital owned by the General Partners may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable at any time through May 2005 at a maximum exercise price of $1.25 billion to $1.8

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

billion, depending on the year of exercise. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

SUMMARIZED FINANCIAL INFORMATION OF TWE

     Set forth below is summarized financial information of TWE, which reflects the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Time Warner Telecom Reorganization effective as of July 1, 1998 (each as defined hereinafter):

TIME WARNER ENTERTAINMENT COMPANY, L.P.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                       (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues....................................................  $12,246    $11,318    $10,852
Depreciation and amortization...............................   (1,436)    (1,370)    (1,235)
Business segment operating income(1)........................    1,719      1,444      1,078
Interest and other, net(2)..................................     (965)      (345)      (522)
Minority interest...........................................     (264)      (305)      (207)
Income before income taxes..................................      418        722        280
Income before extraordinary item............................      326        637        210
Net income..................................................      326        614        210

---------------
(1) Includes net pretax gains of approximately $90 million in 1998 and $200 million in 1997 related to the sale or exchange of certain cable television systems.
(2) Includes a charge of approximately $210 million in 1998 principally to reduce the carrying value of an interest in Primestar, Inc. 1997 includes a gain of approximately $250 million related to the sale of an interest in E! Entertainment Television, Inc.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations.................................  $2,288    $1,834    $1,912
Capital expenditures........................................  (1,603)   (1,565)   (1,719)
Investments and acquisitions................................    (388)     (172)     (146)
Investment proceeds.........................................   1,246       485       612
Borrowings..................................................   1,514     3,400       215
Debt repayments.............................................  (1,898)   (3,085)     (716)
Issuance of preferred stock of subsidiary...................      --       243        --
Collections on note receivable from MediaOne................      --        --       169
Capital distributions.......................................  (1,153)     (934)     (228)
Other financing activities, net.............................    (241)     (100)      (92)
Increase (decrease) in cash and equivalents.................    (235)      106         7

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                  (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................  $    87    $   322
Total current assets........................................    4,183      3,622
Total assets................................................   22,230     20,731
Total current liabilities...................................    4,936      3,974
Long-term debt..............................................    6,578      5,990
Minority interests..........................................    1,522      1,210
Preferred stock of subsidiary...............................      217        233
General Partners' Senior Capital............................      603      1,118
Partners' capital...........................................    5,107      6,333

CAPITAL DISTRIBUTIONS

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

     The General Partners received $579 million and $535 million in 1998 and 1997, respectively, of distributions from TWE relating to their Senior Capital interests, thereby increasing the cumulative cash distributions received from TWE on such interests to $1.5 billion. The General Partners' remaining $603 million Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed on July 1, 1999.

     At December 31, 1998 and 1997, the General Partners had recorded $1.130 billion and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $62.06 and $31.00, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During 1998, the General Partners received distributions from TWE in the amount of $1.153 billion, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $314 million of tax-related distributions and $260 million of stock option related distributions. During 1997, the General Partners received distributions from TWE in the amount of $934 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. During 1996, the General Partners received distributions from TWE in the amount of $228 million, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. Of such aggregate distributions in 1998, 1997 and 1996, WCI received $684 million, $554 million and $135 million, respectively, and ATC received $469 million, $380 million and $93 million, respectively. In addition to the tax, stock option and General Partners' senior priority capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

     In addition, in connection with the Time Warner Telecom Reorganization, TWE made a $191 million noncash distribution to its partners, of which WCI and ATC received an interest in Time Warner Telecom recorded at $72 million and $49 million, respectively, based on TWE's historical cost of the net assets.

ACQUISITIONS AND DISPOSITIONS

     Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have completed a series of transactions in 1998 relating to the cable television business and related ancillary businesses, as well

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

as the theme park business. These transactions are summarized below. For a more comprehensive description of these transactions, see Note 2 to the accompanying TWE consolidated financial statements.

  TCI Cable Transactions

     During 1998, Time Warner, TWE, TWE-A/N and TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., consummated or agreed to complete a number of cable-related transactions. These transactions consisted of
(i) the formation in December 1998 of a cable television joint venture in Texas (the "Texas Cable Joint Venture") that is managed by Time Warner Cable, a division of TWE, and owns cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.3 billion of debt, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the agreement to exchange in 1999 various cable television systems serving approximately 575,000 subscribers for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (the "TCI Cable Trades"). The Texas and Kansas City joint ventures are being accounted for under the equity method of accounting.

     As a result of the Texas transaction, the combined debt of TWE and TWE-A/N was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, TWE benefited from the geographic clustering of cable television systems and the number of subscribers under its management was increased by approximately 660,000 subscribers, thereby making Time Warner Cable the largest cable television operator in the U.S. The TCI Cable Trades are expected to close periodically throughout 1999 and are subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained.

  Time Warner Telecom Reorganization

     In July 1998, Time Warner, TWE and TWE-A/N completed a reorganization of their Time Warner Telecom operations (the "Time Warner Telecom Reorganization") by combining such operations into a single entity that is intended to be self-financing. This entity, named Time Warner Telecom LLC ("Time Warner Telecom"), is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Subsidiaries of Time Warner (including WCI and ATC), MediaOne and the Advance/Newhouse Partnership ("Advance/ Newhouse"), a limited partner in TWE-A/N, own interests in Time Warner Telecom of 61.98%, 18.85% and 19.17%, respectively. Of Time Warner's 61.98% interest in Time Warner Telecom, WCI and ATC directly own interests of 27.70% and 19.04%, respectively. As a result of the Time Warner Telecom Reorganization, TWE and TWE-A/N do not have continuing equity interests in these Time Warner Telecom operations.

     In January 1999, Time Warner Telecom updated a previously filed, preliminary registration statement with the Securities and Exchange Commission to conduct an initial public offering of a minority interest of its common stock (the "Time Warner Telecom IPO"). The Time Warner Telecom IPO was previously postponed when the IPO market deteriorated and remains subject to market and other conditions. There can be no assurance that it will be completed.

  Road Runner Joint Venture

     In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the "Road Runner Joint Venture"). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

  Primestar

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar Partners" and collectively, the "Primestar Assets") to Primestar, Inc. ("Primestar"), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the "Primestar Roll-up Transaction."

     In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during the quarter and has been included in interest and other, net, in TWE's 1998 consolidated statement of operations. The decline in value of TWE's interest in Primestar was confirmed by the price agreed to by Primestar in connection with the sale of its direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. However, this transaction is subject to certain Primestar bondholder and regulatory approvals. Accordingly, there can be no assurance that such approvals will be obtained and that the transaction will be consummated. For a more comprehensive description of the Primestar transactions, see Note 2 to the accompanying TWE consolidated financial statements.

  TWE-A/N Transfers

     In early 1998, TW Companies (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain related transactions (collectively the "TWE-A/N Transfers"). The debt assumed by TWE-A/N has not been guaranteed by the General Partners, but has been guaranteed by TWI Cable Inc., a wholly owned subsidiary of TW Companies, and certain of its subsidiaries.

  Six Flags

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc., a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. A substantial portion of the gain on this transaction has been deferred by TWE, principally as a result of uncertainties surrounding realization that relate to ongoing litigation and TWE's continuing guarantees of certain significant long-term obligations associated with the Six Flags Over Texas and Six Flags Over Georgia theme parks.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  OTHER INVESTMENTS

     WCI's other investments consist of:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
                                                                (MILLIONS)
Equity method investments..................................  $1,280    $1,246
Cost and fair-value method investments.....................      70        13
                                                             ------    ------
Total......................................................  $1,350    $1,259
                                                             ======    ======

     In December 1997, WCI sold all of its 18.1 million shares of common stock of Hasbro, Inc. ("Hasbro") to TW Companies in exchange for a $610 million, 6.7% note receivable due December 2002 (the "TW Companies Note Receivable"). TW Companies, in turn, simultaneously used these shares to redeem certain mandatorily redeemable preferred securities of a subsidiary held by third party investors. In connection therewith, WCI recognized a $437 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations. The TW Companies Note Receivable has been classified in shareholders' equity under the caption "Due from TW Companies, net."

     In addition to TWE and its equity investees, companies accounted for using the equity method include: Time Warner Telecom (28% and 19% owned by WCI and ATC, respectively; 62% owned by Time Warner), the Columbia House Company partnerships (10% to 50% owned by WCI; 50% owned in total by Time Warner), other music joint ventures (generally 50% owned) and Cinamerica Theatres, L.P. (sold in 1997, but previously 50% owned). A summary of combined financial information as reported by the equity investees of WCI is set forth below:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
Revenues.................................................  $1,275    $1,336    $1,773
Depreciation and amortization............................     (43)      (13)      (29)
Operating income (loss)..................................      (1)       80       173
Net income (loss)........................................    (109)      (36)       61
Current assets...........................................   1,183       792     1,002
Total assets.............................................   2,065     1,132     1,616
Current liabilities......................................     587       418       517
Long-term debt...........................................   1,807     1,303     1,360
Total liabilities........................................   2,464     1,791     1,999
Total shareholders' deficit or partners' capital.........    (399)     (659)     (383)

     WCI and ATC own 28.9 thousand and 14.8 thousand shares, respectively, of TW Companies common stock. Such investments are accounted for at historical cost, less the portion (collectively estimated at 85%) attributable to TW Companies' ownership of the General Partners, which is deducted from shareholders' equity under the caption "Reciprocal interest in TW Companies stock." The TW Companies common stock owned by the General Partners may only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933. In addition to TW Companies common stock, ATC also owns certain TW Companies debt securities at a cost of $2 million at December 31, 1998, which approximates market. Such debt securities are held by ATC for the purpose of satisfying its obligations under its stock options and restricted stock awards subsequent to the acquisition of the ATC minority interest.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  BORROWING ARRANGEMENTS WITH TW COMPANIES

     WCI and ATC each has a revolving credit agreement with TW Companies, which provides for borrowings from TW Companies of up to $1 billion. Each credit agreement expires on December 31, 2008. Interest on any borrowings under each credit agreement is payable quarterly at the prime rate. Each of WCI's and ATC's obligation to TW Companies under the credit agreement is subordinate to the General Partner Guarantees.

     Interest expense for WCI was $23 million in 1998 and 1997 and $34 million in 1996. Interest expense for ATC was not material in each of the three years ended December 31, 1998.

6.  GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at December 31, 1998, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the "Indenture") requires the consent of a majority of such holders to effect a termination; however, the Indenture permits the General Partners to engage in mergers and consolidations. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     The portion of TWE debt and accrued interest at December 31, 1998 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                              TOTAL GUARANTEED BY
                                                              EACH GENERAL PARTNER
                                                             ----------------------
GENERAL PARTNER                                                  %         AMOUNT
---------------                                              ---------    ---------
                                                             (DOLLARS IN MILLIONS)
WCI........................................................    59.27       $3,248
ATC........................................................    40.73        2,232
                                                              ------       ------
Total......................................................   100.00       $5,480
                                                              ======       ======

7.  INCOME TAXES

     Domestic and foreign pretax income (loss) are as follows:

                                         YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                  1998             1997             1996
                              ------------    --------------    ------------
                              WCI     ATC      WCI      ATC     WCI     ATC
                              ----    ----    ------    ----    ----    ----
                                                (MILLIONS)
Domestic....................  $372    $202    $  896    $277    $246    $136
Foreign.....................   107      (8)      130      47     199       2
                              ----    ----    ------    ----    ----    ----
Total.......................  $479    $194    $1,026    $324    $445    $138
                              ====    ====    ======    ====    ====    ====

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income taxes (benefits) are as set forth below:

                                          YEARS ENDED DECEMBER 31,
                                 -------------------------------------------
                                     1998            1997           1996
                                 ------------    ------------    -----------
                                 WCI     ATC     WCI     ATC     WCI     ATC
                                 ----    ----    ----    ----    ----    ---
                                                  (MILLIONS)
Federal........................  $100    $ 48    $272    $ 82    $ 39    $35
State and local................    35      17      95      26      54     14
Foreign -- current(a)..........   174      45     144      28     187     35
        -- deferred............   (48)     (8)     (7)      9     (20)    (8)
                                 ----    ----    ----    ----    ----    ---
Total..........................  $261    $102    $504    $145    $260    $76
                                 ====    ====    ====    ====    ====    ===

---------------
(a) Includes foreign withholding taxes set forth elsewhere herein.

     Foreign withholding taxes included in the foreign tax provision are as follows:

                                                          WCI    ATC
                                                          ---    ---
                                                          (MILLIONS)
1998....................................................  $57    $25
1997....................................................   64     24
1996....................................................   68     22

     No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries aggregating approximately $778 million at December 31, 1998. If such earnings were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

     The differences between the income tax (tax benefit) expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Taxes on income at U.S. federal statutory rate..............   $168      $359      $156
Nondeductible expenses......................................     73        71        74
Foreign income taxed at different rates, net of U.S. foreign
  tax credits...............................................     (8)       16        (9)
State and local taxes, net..................................     23        62        35
Other.......................................................      5        (4)        4
                                                               ----      ----      ----
Total.......................................................   $261      $504      $260
                                                               ====      ====      ====

     The relationship between income taxes and income before income taxes for the other General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

     U.S. federal tax carryforwards of WCI included in the consolidated tax return of Time Warner at December 31, 1998 consisted of $33 million of net operating losses and $92 million of investment tax credits.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. The U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                       CARRYFORWARDS
                                                  -----------------------
                                                     NET       INVESTMENT
                                                  OPERATING       TAX
                                                   LOSSES       CREDITS
                                                  ---------    ----------
                                                        (MILLIONS)
1999............................................     $ 3          $--
2000............................................       1           12
Thereafter up to 2010...........................      29           80
                                                     ---          ---
                                                     $33          $92
                                                     ===          ===

8.  STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and WCI. Such options have been granted to employees of WCI with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, compensation cost is not generally recognized by Time Warner, nor charged to WCI, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), WCI's allocable share of compensation cost would have been changed to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Net income:
  As reported...............................................   $218      $514      $185
                                                               ====      ====      ====
  Pro forma.................................................   $207      $506      $179
                                                               ====      ====      ====

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since WCI's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 is not comparable to the impact on pro forma net income for 1998 and 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to WCI employees in 1998, 1997 and 1996: dividend yields of 0.5%, 1% and 1%, respectively; expected volatility of 21.7%, 21.6% and 21.7%, respectively; risk-free interest rates of 5.4%, 6.1% and 6.4%, respectively; and expected lives of 5 years in all periods.

     In December 1998, Time Warner completed a two-for-one common stock split. Accordingly, the following stock option information for all prior periods has been restated to give effect to this stock split.

     The weighted average fair value of an option granted to WCI employees during the year was $11.69 ($6.90, net of taxes), $7.18 ($4.24, net of taxes) and $5.49 ($3.24, net of taxes) for the years ended December 31, 1998, 1997 and 1996, respectively.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of stock option activity with respect to employees of WCI is as follows:

                                                                           WEIGHTED-
                                                              THOUSANDS     AVERAGE
                                                                 OF        EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Balance at January 1, 1996..................................   28,270       $14.60
Granted.....................................................    1,974        18.83
Exercised...................................................     (806)       12.79
Cancelled(a)................................................   (2,072)       12.74
                                                               ------
Balance at December 31, 1996................................   27,366       $15.10
Granted.....................................................    1,536        25.14
Exercised...................................................   (3,728)       13.92
Cancelled(a)................................................      (34)       13.98
                                                               ------
Balance at December 31, 1997................................   25,140       $15.72
Granted.....................................................    2,254        39.99
Exercised...................................................   (8,915)       14.49
Cancelled(a)................................................    1,013        13.27
                                                               ------
Balance at December 31, 1998................................   19,492       $18.97
                                                               ======

---------------
(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into WCI to and from other Time Warner divisions.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                  (THOUSANDS)
Exercisable..............................................  15,638    21,920    23,882

     The following table summarizes information about stock options outstanding with respect to employees of WCI at December 31, 1998:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             ---------------------------------------    ------------------------
                                             WEIGHTED-
                                              AVERAGE      WEIGHTED-      NUMBER       WEIGHTED-
                               NUMBER        REMAINING      AVERAGE     EXERCISABLE     AVERAGE
                             OUTSTANDING    CONTRACTUAL    EXERCISE         AT         EXERCISE
RANGE OF EXERCISE PRICES     AT 12/31/98       LIFE          PRICE       12/31/98        PRICE
------------------------     -----------    -----------    ---------    -----------    ---------
                             (THOUSANDS)                                (THOUSANDS)
Under $10                         437        1.1 years      $ 9.30           437        $ 9.30
$10.00 to $15.00                6,332        2.0 years      $11.71         6,332        $11.71
$15.01 to $20.00                8,351        3.7 years      $18.13         7,951        $18.15
$20.01 to $30.00                1,939        7.6 years      $23.04           851        $22.34
$30.01 to $45.00                1,692        8.9 years      $35.20            67        $30.20
$45.01 to $52.39                  741        9.1 years      $48.40            --        $   --
                               ------                                     ------
Total                          19,492        4.1 years      $18.97        15,638        $15.57
                               ======                                     ======

9.  BENEFIT PLANS

     WCI and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

compensation levels during their employment period. Time Warner's common stock represents approximately 12% and 7% of plan assets at December 31, 1998 and 1997, respectively. A summary of activity for WCI's defined benefit pension plans is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost................................................   $ 13      $ 11      $ 12
Interest cost...............................................     14        13        12
Expected return on plan assets..............................    (12)      (11)      (10)
Net amortization and deferral...............................      1         1         1
                                                               ----      ----      ----
Total.......................................................   $ 16      $ 14      $ 15
                                                               ====      ====      ====

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
                                                               (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $188    $155
Service cost................................................    13      11
Interest cost...............................................    14      13
Actuarial loss..............................................    25      23
Benefits paid...............................................   (11)    (14)
                                                              ----    ----
Projected benefit obligation at end of year.................   229     188
                                                              ----    ----

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   147     124
Actual return on plan assets................................    38      31
Employer contribution.......................................     8       6
Benefits paid...............................................   (11)    (14)
                                                              ----    ----
Fair value of plan assets at end of year....................   182     147
                                                              ----    ----

Unfunded projected benefit obligation.......................   (47)    (41)
Additional minimum liability(a).............................    (6)     (3)
Unrecognized actuarial loss.................................     3       4
Unrecognized prior service cost.............................     7       7
                                                              ----    ----
Accrued pension expense.....................................  $(43)   $(33)
                                                              ====    ====

---------------
(a) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  6.75%   7.25%   7.75%
Expected return on plan assets..............................     9%      9%      9%
Rate of compensation increase...............................     6%      6%      6%

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $19 million and $15 million as of December 31, 1998, respectively; and $14 million and $9 million as of December 31, 1997, respectively.

     Employees of WCI's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain domestic employees of WCI also participate in Time Warner's savings plans and profit sharing plans, as to which the expense amounted to $13 million in 1998, $13 million in 1997 and $14 million in 1996. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     WCI uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future royalties to be received from the sale of U.S. copyrighted products abroad. The following is a summary of WCI's foreign currency risk management strategy and the effect of this strategy on WCI's financial statements.

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1998, Time Warner had effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

     At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates. Of Time Warner's $496 million net sale contract position, $431 million of foreign exchange sale contracts and $157 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, primarily Japanese yen (49% of net contract position related to WCI), English pounds (16%) and German marks (27%), compared to contracts for the sale of $380 million and the purchase of $139 million of foreign currencies at December 31, 1997. WCI had deferred approximately $4 million of net losses on foreign exchange contracts at December 31, 1998, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 1998, 1997 and 1996, WCI recognized $7 million in losses, $26 million in gains and $14 million in gains, respectively, on foreign

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad.

11.  GEOGRAPHICAL INFORMATION

     Information as to WCI's operations in different geographical areas is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
REVENUES(1)
United States............................................  $2,167    $1,895    $1,960
United Kingdom...........................................     255       215       239
Germany..................................................     307       298       371
Japan....................................................     252       265       291
France...................................................     143       132       192
Other international......................................     901       886       896
                                                           ------    ------    ------
Total....................................................  $4,025    $3,691    $3,949
                                                           ======    ======    ======

---------------
(1) Revenues are attributable to countries based on location of customer.

     Because a substantial portion of WCI's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

12.  COMMITMENTS AND CONTINGENCIES

     WCI's total rent expense amounted to $60 million in 1998, $51 million in 1997 and $50 million in 1996. The minimum rental commitments of WCI under noncancellable long-term operating leases are: 1999-$51 million; 2000-$48 million; 2001-$45 million; 2002-$42 million; 2003-$42 million; and after 2003-$399 million.

     WCI's minimum commitments and guarantees under certain artists and other agreements at December 31, 1998 aggregated approximately $381 million for WCI, which are payable principally over a five-year period. Each General Partner is jointly and severally liable for all liabilities, commitments and contingencies of TWE and the Time Warner Service Partnerships, except for approximately $5.5 billion of TWE's indebtedness and accrued interest, which is recourse to each General Partner only to the extent of its guarantee (Note 6).

     The General Partners and TWE are subject to numerous legal proceedings, including certain litigation relating to Six Flags. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the financial statements of the General Partners.

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

14.  ADDITIONAL FINANCIAL INFORMATION

     As of December 31, 1998, WCI had an accounts receivable securitization facility, which provides for the accelerated receipt of up to $330 million of cash on available receivables. In connection with this securitization facility, WCI sells, on a revolving and nonrecourse basis, certain of its accounts receivables ("Pooled Receivables") to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Receivables to a third-party, commercial paper conduit sponsored by a financial institution. This securitization transaction has been accounted for as a sale in accordance with FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivables sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. Net proceeds received (repaid) under this securitization program were $(245) million in 1998, $122 million in 1997 and $115 million in 1996.

     Additional financial information with respect to cash flows is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                 1998              1997            1996
                                            --------------    --------------    -----------
                                             WCI      ATC      WCI      ATC     WCI     ATC
                                            -----    -----    -----    -----    ----    ---
                                                              (MILLIONS)
Cash payments made for interest...........  $  11    $  --    $  14    $  --    $ 24    $--
Cash payments made for income taxes,
  net.....................................    208       65      513      111     201     47
Tax-related distributions received from
  TWE.....................................    186      128      192      132     127     88
Noncash capital contributions
  (distributions), net....................   (577)    (396)    (236)    (163)     10      6

     Noncash investing activities in 1998 included the Time Warner Telecom Reorganization (Note 3). Noncash financing activities in 1997 included the sale of WCI's interest in Hasbro in exchange for the TW Companies Note Receivable (Note 4).

     Other current liabilities of WCI consist of:

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
                                                               (MILLIONS)
Accrued expenses............................................  $286    $299
Accrued compensation........................................   150     118
Accrued income taxes........................................    49       6
Deferred revenues...........................................    63      41
                                                              ----    ----
Total.......................................................  $548    $464
                                                              ====    ====

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Warner Communications Inc.
American Television and Communications Corporation

     We have audited the accompanying consolidated balance sheets of Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI and ATC at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP

New York, New York
February 3, 1999

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

     The selected historical financial information for 1997 reflects the merger of two former General Partners, WCCI and TWOI, into WCI (the "WCCI Merger" and the "TWOI Merger," respectively). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger was accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the selected financial information of WCI has been restated to reflect the TWOI Merger for all periods presented.

     The selected historical financial information for 1995 reflects a recapitalization of WCI, in which TW Companies made a $2.642 billion capital contribution to WCI (consisting of a $2.5 billion subordinated reset note receivable due from WCI and $142 million of cash) and WCI used the cash proceeds therefrom to repay its obligations to TW Companies under their revolving credit agreement.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
SELECTED OPERATING STATEMENT INFORMATION                          (MILLIONS)
Revenues......................................  $4,025    $3,691    $3,949    $4,196    $3,986
Depreciation and amortization.................    (339)     (371)     (370)     (356)     (341)
Business segment operating income.............     216       146       332       302       306
Equity in pretax income of TWE(a).............     248       428       166       108       119
Interest and other, net(b)....................      15       452       (53)       17      (120)
Income before extraordinary item..............     218       522       185       169        79
Net income....................................     218       514       185       160        79

---------------
(a) WCI's equity in the pretax income of TWE for the years ended December 31, 1998 and 1997 includes approximately $(70) million and $265 million, respectively, relating to its proportionate share of net gains (losses) recognized by TWE in connection with the sale or exchange of cable television systems and other investment-related activities.
(b) Interest and other, net, for the year ended December 31, 1997 includes a $437 million pretax gain in connection with the disposal of WCI's interest in Hasbro.

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
SELECTED BALANCE SHEET INFORMATION                             (MILLIONS)
Total assets.............................  $10,348    $10,490    $11,399    $11,795    $12,305
Long-term debt...........................       --         --         --         --      2,670
Shareholders' equity.....................    7,701      8,521      9,541      9,888      7,756

     Selected historical financial information is not presented for ATC because ATC has no independent business operations, nor does it have significant amounts of debt or other liabilities. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, TBS and Time Warner Telecom and its revolving credit agreement with TW Companies.

                              TWE GENERAL PARTNERS
            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS OF WCI
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (MILLIONS)

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                      END
DESCRIPTION                                       OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------                                       ----------    ----------    ----------    ----------
1998:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts...............     $ 77          $ 54         $ (52)(a)      $ 79
  Reserves for sales returns and allowances.....      187           330          (318)(b)       199
                                                     ----          ----         -----          ----
     Total......................................     $264          $384         $(370)         $278
                                                     ====          ====         =====          ====
1997:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts...............     $ 84          $ 63         $ (70)(a)      $ 77
  Reserves for sales returns and allowances.....      278           234          (325)(b)       187
                                                     ----          ----         -----          ----
     Total......................................     $362          $297         $(395)         $264
                                                     ====          ====         =====          ====
1996:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts...............     $102          $ 73         $ (91)(a)      $ 84
  Reserves for sales returns and allowances.....      206           287          (215)(b)       278
                                                     ----          ----         -----          ----
     Total......................................     $308          $360         $(306)         $362
                                                     ====          ====         =====          ====

---------------
(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                               SEQUENTIAL
EXHIBIT                                                                           PAGE
NUMBER                                   DESCRIPTION                             NUMBER
-------          ------------------------------------------------------------  ----------
3.1              Agreement of Limited Partnership, dated as of October 29,          *
                 1991, as amended by the Letter Agreement, dated February 11,
                 1992, and the Letter Agreement dated June 23, 1992, among
                 Time Warner Companies, Inc. ("TWCI") and certain of its
                 subsidiaries, ITOCHU Corporation ("Itochu") and Toshiba
                 Corporation ("Toshiba") (which is incorporated herein by
                 reference to Exhibit (A) to Time Warner's Current Report on
                 Form 8-K dated October 29, 1991 and Exhibits 10(b) and 10(c)
                 to Time Warner's Current Report on Form 8-K dated July 14,
                 1992 (File No. 1-8637) ("TWCI's July 1992 Form 8-K")).
3.2              Amendment Agreement, dated as of September 14, 1993, among         *
                 ITOCHU Corporation, Toshiba Corporation, TWCI, U S WEST,
                 Inc. ("US West") and certain of their respective
                 subsidiaries amending the TWE Partnership Agreement, as
                 amended (which is incorporated herein by reference to
                 Exhibit 3.2 to TWE's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-12878) ("TWE's 1993 Form
                 10-K")).
3.3(i) and (ii)  Certificate of Incorporation and By-Laws of American               *
                 Television and Communications Corporation ("ATC"), as
                 amended (which are incorporated herein by reference to
                 Exhibits 3.3(i) and (ii) to TWE's 1993 Form 10-K (File No.
                 1-12878)).
3.3(iii)         Certificate of Ownership and Merger of American Digital            *
                 Communications, Inc. into ATC as filed with the Secretary of
                 State of the State of Delaware on May 31, 1996 (which is
                 incorporated herein by reference to Exhibit 3.3(iii) to
                 TWE's Annual Report on Form 10-K for the year ended December
                 31, 1996 ("TWE's 1996 Form 10-K")).
3.3(iv)          Certificate of Ownership and Merger of Carolina Network            *
                 Corporation into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (which is incorporated herein by reference to Exhibit 3.3(iv) to TWE's 1996 Form
                 10-K).
3.3(v)           Certificate of Ownership and Merger of ATC Holdings II, Inc.       *
                 into ATC as filed with the Secretary of State of the State of Delaware on June 28, 1996 (which is incorporated herein by reference to Exhibit 3.3(v) to TWE's 1996 Form 10-K).
3.3(vi)          Certificate of Ownership and Merger of ARP 113, Inc. into          *
                 ATC as filed with the Secretary of State of the State of
                 Delaware on August 29, 1997 (which is incorporated by
                 reference to Exhibit 3.3(vi) to TWE's Annual Report on Form
                 10-K for the year ended December 31, 1997 ("TWE's 1997 Form
                 10-K")).
3.3(vii)         Certificate of Ownership and Merger of Philadelphia                *
                 Community Antenna Television Company into ATC as filed with the Secretary of State of the State of Delaware on August
                 29, 1997 (which is incorporated herein by reference to
                 Exhibit 3.3(vii) to TWE's 1997 Form 10-K).
3.3(viii)        Certificate of Ownership and Merger of Public Cable Company        *
                 into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (which is incorporated herein by reference to Exhibit 3.3(viii) to TWE's 1997 Form 10-K).
3.3(ix)          Certificate of Ownership and Merger of ATC-PPV, Inc. into
                 ATC as filed with the Secretary of State of the State of
                 Delaware on October 7, 1998.
3.4(i) and (ii)  Restated Certificate of Incorporation, as amended, and             *
                 By-Laws of Warner Communications Inc. ("WCI") (which are
                 incorporated herein by reference to Exhibits 3.9(i) and (ii)
                 to TWE's 1993 Form 10-K (File No. 1-12878)).
3.4(iii)         Certificate of Ownership and Merger of Time Warner                 *
                 Interactive Inc. into WCI as filed with the Secretary of
                 State of the State of Delaware on July 3, 1996 (which is
                 incorporated herein by reference to Exhibit 3.6(iii) to
                 TWE's 1996 Form 10-K).

                                                                               SEQUENTIAL
EXHIBIT                                                                           PAGE
NUMBER                                   DESCRIPTION                             NUMBER
-------          ------------------------------------------------------------  ----------
3.4(iv)          Agreement of Merger of Time Warner Operations Inc. and WCI         *
                 as filed with the Secretary of State of the State of
                 Delaware on September 29, 1997 (which is incorporated herein by reference to Exhibit 3.4(iv) to TWE's 1997 Form 10-K).
3.4(v)           Certificate of Ownership and Merger of Warner Cable                *
                 Communications Inc. into WCI as filed with the Secretary of
                 State of the State of Delaware on December 29, 1997 (which is incorporated herein by reference to Exhibit 3.4(iii) to
                 TWE's 1997 Form 10-K).
4.1              Indenture, dated as of April 30, 1992, as amended by the           *
                 First Supplemental Indenture, dated as of June 30, 1992,
                 among TWE, Time Warner, certain of its subsidiaries party
                 thereto and The Bank of New York ("BONY"), as Trustee (which is incorporated herein by reference to Exhibits 10(g) and
                 10(h) to TWCI's July 1992 Form 8-K (File No. 1-8637)).
4.2              Second Supplemental Indenture, dated as of December 9, 1992,       *
                 among TWE, Time Warner, certain of its subsidiaries party
                 thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the
                 Registration Statement on Form S-4 (Reg. No. 33-67688) of
                 TWE filed with the Securities and Exchange Commission on
                 October 25, 1993 (the "1993 TWE S-4")).
4.3              Third Supplemental Indenture, dated as of October 12, 1993,        *
                 among TWE, Time Warner, certain of its subsidiaries party
                 thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to the 1993 TWE S-4).
4.4              Fourth Supplemental Indenture, dated as of March 29, 1994,         *
                 among TWE, Time Warner, certain of its subsidiaries party
                 thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to TWE's 1993 Form 10-K (File
                 No. 1-12878)).
4.5              Fifth Supplemental Indenture, dated as of December 28, 1994,       *
                 among TWE, Time Warner, certain of its subsidiaries party
                 thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on Form
                 10-K for the year ended December 31, 1994).
4.6              Sixth Supplemental Indenture, dated as of September 29,            *
                 1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                 incorporated herein by reference to Exhibit 4.7 to Time
                 Warner Inc.'s Annual Report on Form 10-K for the year ended
                 December 31, 1997 ("TWI's 1997 Form 10-K")).
4.7              Seventh Supplemental Indenture dated as of December 29,            *
                 1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                 incorporated herein by reference to Exhibit 4.8 to TWI's
                 1997 Form 10-K).
10.1             Credit Agreement dated as of November 10, 1997 among TWI,          *
                 TWCI, TWE, Turner Broadcasting System, Inc., Time Warner
                 Entertainment-Advance/ Newhouse Partnership (the "TWE-A/N
                 Partnership") and TWI Cable Inc., as Credit Parties, Chase
                 Manhattan, as Administrative Agent, Bank of America National
                 Trust and Savings Association, BONY and Morgan Guaranty
                 Trust Company of New York, as Documentation and Syndication
                 Agents and Chase Securities Inc., as Arranger (which is
                 incorporated herein by reference to Exhibit 10.26 of TWI's
                 1997 Form 10-K).
10.2             Admission Agreement, dated as of May 16, 1993, between TWE         *
                 and U S West (which is incorporated herein by reference to
                 Exhibit 10(a) to TWE's Current Report on Form 8-K dated May
                 16, 1993 (File No. 1-12878)).
10.3             Restructuring Agreement, dated as of August 31, 1995, among        *
                 TWCI, ITOCHU and ITOCHU Entertainment Inc. (which is
                 incorporated herein by reference to Exhibit 2(a) to TWCI's
                 Current Report on Form 8-K dated August 31, 1995 ("TWCI's
                 August 1995 Form 8-K")).

                                                                               SEQUENTIAL
EXHIBIT                                                                           PAGE
NUMBER                                   DESCRIPTION                             NUMBER
-------          ------------------------------------------------------------  ----------
10.4             Restructuring Agreement, dated as of August 31, 1995,              *
                 between TWCI and Toshiba (including Form of Registration
                 Rights Agreement, between TWCI and Toshiba) (which is
                 incorporated herein by reference to Exhibit 2(b) to TWCI's
                 August 1995 Form 8-K).
10.5             Option Agreement, dated as of September 15, 1993, between          *
                 TWE and US West (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K (File No. 1-12878)).
10.6             Contribution Agreement, dated as of September 9, 1994, among       *
                 TWE, Advance Publications, Inc., ("Advance Publications"),
                 Newhouse Broadcasting Corporation ("Newhouse Broadcasting"),
                 Advance/Newhouse Partnership ("Advance/Newhouse") and
                 TWE-A/N Partnership (which is incorporated herein by
                 reference to Exhibit 10(a) to TWE's Current Report on Form
                 8-K dated September 9, 1994 ("TWE's September 1994 Form
                 8-K")).
10.7             Partnership Agreement, dated as of September 9, 1994,              *
                 between TWE and Advance/Newhouse (which is incorporated
                 herein by reference to Exhibit 10(b) to TWE's September 1994
                 Form 8-K).
10.8             Letter Agreement, dated April 1, 1995, among TWE,                  *
                 Advance/Newhouse, Advance Publications and Newhouse
                 Broadcasting (which is incorporated herein by reference to
                 Exhibit 10(c) to TWE's Current Report on Form 8-K dated
                 April 1, 1995).
10.9             Amended and Restated Transaction Agreement, dated as of            *
                 October 27, 1997 among Advance Publications, Newhouse
                 Broadcasting, Advance/Newhouse, TW Holding Co. and TWE-A/N
                 Partnership (which is incorporated herein by reference to
                 Exhibit 99(c) to Time Warner's Current Report on Form 8-K
                 dated October 27, 1997).
10.10            Transaction Agreement No. 2 dated as of June 23, 1998 among        *
                 Advance Publications, Newhouse, Advance/Newhouse, TWE,
                 Paragon Communications ("Paragon") and TWE-AN Partnership
                 (which is incorporated by reference to Exhibit 10.38 to Time
                 Warner's Annual Report on Form 10-K for the year ended
                 December 31, 1998 ("TWI's 1998 Form 10-K")).
10.11            Transaction Agreement No. 3 dated as of September 15, 1998         *
                 among Advance Publications, Newhouse, Advance/Newhouse, TWE,
                 Paragon and TWE-AN Partnership (which is incorporated by
                 reference to Exhibit 10.39 to TWI's 1998 Form 10-K).
10.12            First Amendment to the Partnership Agreement of TWE-AN             *
                 Partnership dated as of February 12, 1998 among TWE,
                 Advance/Newhouse and TW Holding Co. (which is incorporated by reference to Exhibit 10.40 to TWI's 1998 Form 10-K).
10.13            Second Amendment to the Partnership Agreement of TWE-AN            *
                 Partnership dated as of December 31, 1998 among TWE,
                 Advance/Newhouse and Paragon (which is incorporated by
                 reference to Exhibit 10.41 to TWI's 1998 Form 10-K).
10.14            Third Amendment to the Partnership Agreement of TWE-AN             *
                 Partnership dated as of March 1, 1999 among TWE,
                 Advance/Newhouse and Paragon (which is incorporated by
                 reference to Exhibit 10.42 to TWI's 1998
                 Form 10-K).
21               Subsidiaries of TWE and the Time Warner General Partners.
23               Consent of Ernst & Young LLP, Independent Auditors.
27               Financial Data Schedule.

---------------
* Incorporated by reference.
---------------
The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants' outstanding long-term debt that are not required to be filed herewith.
                                       iii