Form 10-Q
period 1999-03-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1999-05-12
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended MARCH 31, 1999, or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from _____________ to
          ________________

Commission File Number: 001-12878


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No //

                     TIME WARNER ENTERTAINMENT COMPANY L.P.
                            AND TWE GENERAL PARTNERS



                               INDEX TO FORM 10-Q


                                                                                                         PAGE
                                                                                                         ----
                                                                                                                TWE
                                                                                                              GENERAL
                                                                                                    TWE       PARTNERS
                                                                                                    ---       --------



PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition.............   1           19
Consolidated balance sheets at March 31, 1999 and December 31, 1998...............................   9           24
Consolidated statements of operations for the three months ended March 31, 1999
   and 1998.......................................................................................  10           25
Consolidated statements of cash flows for the three months ended March 31, 1999
   and 1998.......................................................................................  11           26
Consolidated statements of partnership capital and shareholders' equity for the
   three months ended March 31, 1999 and 1998.....................................................  12           27
Notes to consolidated financial statements........................................................  13           28




PART II. OTHER INFORMATION........................................................................  33


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

Use of EBITA

     TWE evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992, created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

     The comparability of TWE's operating results has been affected by a $215 million net pretax gain recognized by TWE in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for 1999 should be analyzed after excluding the effects of this significant nonrecurring gain. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of this unusual item. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     In addition, the comparability of TWE's Cable division results has been affected by certain cable-related transactions, as described more fully in Note 7 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                                                              Three Months Ended March 31,
                                                                                                      Operating
                                                                               EBITA                   Income
                                                                      ----------------------  ----------------------
                                                                        1999        1998        1999         1998
                                                                       -------     ------      ------       ------
                                                                                       (millions)
Filmed Entertainment-Warner Bros.(1)..............................     $ 346        $119      $  316         $ 86
Broadcasting-The WB Network.......................................       (41)        (38)        (42)         (39)
Cable Networks-HBO................................................       125         109         125          109
Cable(2)..........................................................       337         307         252          213
                                                                        ----        ----       -----         ----

Total.............................................................     $ 767        $497      $  651         $369
                                                                       =====        ====      ======         ====

------------------
(1) Includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(2) The comparability of the Cable division's results has been affected by certain cable-related transactions that occurred in 1998, as described more fully in Note 7 to the accompanying consolidated financial statements.

     TWE had revenues of $2.934 billion and net income of $312 million for the three months ended March 31, 1999, compared to revenues of $2.910 billion and net income of $108 million for the three months ended March 31, 1998.

     As discussed more fully below, TWE's net income increased principally as a result of the inclusion of an approximate $215 million net pretax gain recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding this gain, TWE's net income decreased to $97 million in 1999 from $108 million in the prior year. This decrease principally resulted from higher losses from certain investments accounted for under the equity method of accounting, which more than offset an overall increase in business segment operating income.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $28 million and $15 million for the three months ended March 31, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     FILMED ENTERTAINMENT-WARNER BROS. Revenues increased to $1.380 billion, compared to $1.310 billion in the first three months of 1998. EBITA increased to $346 million from $119 million. Operating income increased to $316 million from $86 million. Revenues benefited from increases in worldwide home video and theatrical operations, offset in part by lower worldwide television production and distribution revenues. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term home video distribution agreement. In addition, EBITA and operating income benefited from improved results from worldwide theatrical and home video operations and an increase in investment-related income, offset in part by lower results from television production, television distribution and consumer products operations.

     BROADCASTING - THE WB NETWORK. Revenues increased to $79 million, compared to $45 million in the first three months of 1998. EBITA decreased to a loss of $41 million from a loss of $38 million. Operating losses increased to $42 million from $39 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of primetime programming in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

     CABLE NETWORKS-HBO. Revenues increased to $526 million, compared to $512 million in the first three months of 1998. EBITA and operating income increased to $125 million from $109 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, cost savings, one-time gains from the sale of certain investments and higher income from Comedy Central, a 50%-owned equity investee, offset in part by higher marketing expenses.

     CABLE. Revenues decreased to $1.074 billion, compared to $1.153 billion in the first three months of 1998. EBITA increased to $337 million from $307 million. Operating income increased to $252 million from $213 million.
The Cable division's 1999 operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions"), as described more fully in Note 7 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues benefited from an increase in basic cable subscribers, increases in basic cable rates and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by the absence of approximately $14 million of net pretax gains recognized in 1998 relating to the sale or exchange of certain cable television systems.

     INTEREST AND OTHER, NET. Interest and other, net, was $225 million in the first three months of 1999, compared to $164 million in the first three months of 1998. Interest expense decreased to $137 million, compared to $141 million in the first three months of 1998, principally due to lower average debt levels. There was other expense, net, of $88 million in the first three months of 1999, compared to $23 million in the first three months of 1998, principally due to higher losses from certain investments accounted for under the equity method of accounting.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1999

Financial Condition

     TWE had $6.9 billion of debt, $321 million of cash and equivalents (net debt of $6.6 billion), $615 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital at March 31, 1999, compared to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital at December 31, 1998.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



Redemption of REIT Preferred Stock

     In March 1999, a subsidiary of TWE (the "REIT") redeemed all of its shares of preferred stock ("REIT Preferred Stock") at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement. Pursuant to its terms, the REIT Preferred Stock was redeemed as a result of proposed changes to federal tax regulations that substantially increased the likelihood that dividends paid by the REIT or interest paid to the REIT under a mortgage note of TWE would not be fully deductible for federal income tax purposes.

Cash Flows

     During the first three months of 1999, TWE's cash provided by operations amounted to $788 million and reflected $767 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $192 million of noncash depreciation expense and $44 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $144 million of interest payments, $22 million of income taxes, $18 million of corporate expenses and $31 million of proceeds repaid under TWE's asset securitization program. Cash provided by operations of $441 million in the first three months of 1998 reflected $497 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $243 million of noncash depreciation expense and $148 million of proceeds provided by TWE's asset securitization program, less $156 million of interest payments, $20 million of income taxes, $18 million of corporate expense and $253 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $322 million in the first three months of 1999, compared to $559 million in the first three months of 1998, principally as a result of a $183 million decrease in cash used for investments and acquisitions and a decrease in capital expenditures. Capital expenditures decreased to $305 million in the first three months of 1999, compared to $352 million in the first three months of 1998.

     Cash used by financing activities was $232 million in the first three months of 1999, compared to $97 million in the first three months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million and the payment of $154 million of capital distributions to Time Warner, offset in part by a $157 million increase in net borrowings. The use of cash in 1998 principally resulted from the payment of $172 million of capital distributions to Time Warner, offset in part by a $113 million increase in net borrowings.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



Cable Capital Spending

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $276 million in the three months ended March 31, 1999, compared to $326 million in the three months ended March 31, 1998. For the full year of 1999, cable capital spending is expected to be comparable to 1998 levels, with approximately $900 million budgeted for the remainder of 1999. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.313 billion at March 31, 1999 (including amounts relating to TWE's cable television networks of $218 million and to Time Warner's cable television networks of $584 million), compared to $2.298 billion at December 31, 1998 (including amounts relating to TWE's cable television networks of $199 million and to Time Warner's cable television networks of $570 million).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which already have been produced, the recognition of revenue for such completed product principally is dependent only upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using TWE's $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which also are expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000 related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified appro-ximately 600 worldwide, "mission critical" potential exposures. Of these, as of March 31, 1999, approximately 50% have been identified by the divisions as Year 2000 compliant, approximately 45% as in the remediation implementation or final testing stages, approximately 4% as in the remediation planning stage and less than 2% as in the assessment stage. The Company currently expects that the assessment phase for the few remaining potential exposures should be completed during the second quarter of 1999 and that remediation with respect to approximately 90% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment.

     As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation endemic to the cable industry, much of the Company's head-end equipment that controls cable set-top boxes was not Year 2000 compliant. The box manufacturers have been working with cable industry groups to develop solutions that the Company is installing in its head-end equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory such significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 50% to 60% has been incurred through March 31, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

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

     The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. The Company is also examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year-2000 related problems. The Company intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

   . For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates or other terms of service (such as "digital must-carry" or "unbundling" requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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



                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                        CONSOLIDATED BALANCE SHEET
                                             (Unaudited)
                                                                                               March 31,  December 31,
                                                                                                 1999         1998
                                                                                              ----------  ------------
                                                                                                    (millions)
ASSETS
Current Assets
Cash and equivalents........................................................................  $   321      $    87
Receivables, including $512 and $765 million due from Time Warner, less allowances
    of $477 and $506 million................................................................    2,423        2,618
Inventories.................................................................................    1,191        1,312
Prepaid expenses............................................................................      188          166
                                                                                                -----       ------

Total current assets........................................................................    4,123        4,183

Noncurrent inventories......................................................................    2,353        2,327
Loan receivable from Time Warner............................................................      400          400
Investments.................................................................................    1,070          886
Property, plant and equipment, net..........................................................    6,185        6,041
Cable television franchises.................................................................    3,898        3,773
Goodwill....................................................................................    3,828        3,854
Other assets................................................................................      675          766
                                                                                              -------       ------

Total assets................................................................................  $22,532      $22,230
                                                                                              =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable............................................................................ $  1,297     $  1,473
Participations and programming costs payable................................................    1,464        1,515
Debt due within one year....................................................................        6            6
Other current liabilities, including $392 and $370 million due to Time Warner...............    2,051        1,942
                                                                                              -------       ------

Total current liabilities...................................................................    4,818        4,936

Long-term debt..............................................................................    6,921        6,578
Other long-term liabilities, including $1.309 and $1.130 billion due to Time Warner.........    3,440        3,267
Minority interests..........................................................................    1,623        1,522
Preferred stock of subsidiary holding solely a mortgage note of its parent..................        -          217
Time Warner General Partners' Senior Capital................................................      615          603

Partners' Capital
Contributed capital.........................................................................    7,341        7,341
Undistributed partnership earnings (deficit)................................................   (2,226)      (2,234)
                                                                                              --------      ------

Total partners' capital.....................................................................    5,115        5,107
                                                                                               ------       ------

Total liabilities and partners' capital..................................................... $ 22,532     $ 22,230
                                                                                               ======       ======





See accompanying notes.

                                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)

Revenues (a)................................................................................   $2,934      $2,910
                                                                                               ------      ------

Cost of revenues (a)(b).....................................................................    1,704       1,946
Selling, general and administrative (a)(b)..................................................      579         595
                                                                                                -----       -----

Operating expenses..........................................................................    2,283       2,541
                                                                                               ------      ------

Business segment operating income...........................................................      651         369
Interest and other, net (a).................................................................     (225)       (164)
Minority interest...........................................................................      (68)        (64)
Corporate services (a)......................................................................      (18)        (18)
                                                                                                ------      -----

Income before income taxes..................................................................      340         123
Income taxes................................................................................      (28)        (15)
                                                                                                ------      -----

Net income..................................................................................   $  312      $  108
                                                                                               ======      ======

---------------
(a)  Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three months ended
     March 31, 1999 and 1998, respectively: revenues-$120 million and $129 million; cost of revenues-$(78) million and $(38) million; selling, general and administrative-$(4) million and $1 million; interest and other, net-$20 million and $2 million; and corporate services-$(18) million in both periods.

(b) Includes depreciation and amortization expense of:......................................     $308        $371
                                                                                                 ====        ====












See accompanying notes.

                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited)


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)

OPERATIONS
Net income..................................................................................   $  312      $  108
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................      308         371
Changes in operating assets and liabilities.................................................      168         (38)
                                                                                                -----       -----

Cash provided by operations.................................................................      788         441
                                                                                                -----       -----

INVESTING ACTIVITIES
Investments and acquisitions................................................................      (47)       (230)
Capital expenditures........................................................................     (305)       (352)
Investment proceeds.........................................................................       30          23
                                                                                                -----       -----

Cash used by investing activities...........................................................     (322)       (559)
                                                                                                -----       -----

FINANCING ACTIVITIES
Borrowings..................................................................................    1,160         489
Debt repayments.............................................................................   (1,003)       (376)
Redemption of preferred stock of subsidiary.................................................     (217)          -
Capital distributions.......................................................................     (154)       (172)
Other.......................................................................................      (18)        (38)
                                                                                                -----       -----

Cash used by financing activities...........................................................     (232)        (97)
                                                                                                -----       -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................      234        (215)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................       87         322
                                                                                                -----       -----

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................   $  321      $  107
                                                                                               ======      ======















See accompanying notes.

                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                              CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                                  (Unaudited)





                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)

BALANCE AT BEGINNING OF PERIOD..............................................................   $5,107      $6,333

Net income..................................................................................      312         108
Other comprehensive income (loss)...........................................................       41         (14)
                                                                                                -----      ------
Comprehensive income........................................................................      353          94

Distributions...............................................................................     (333)       (277)
Allocation of income to Time Warner General Partners' Senior Capital........................      (12)        (22)
                                                                                                ------     ------


BALANCE AT END OF PERIOD....................................................................   $5,115      $6,128
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

     Each of the business interests within Cable Networks, Entertainment and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the LOONEY TUNES characters and BATMAN, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, and (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $116 million and $128 million in the three months ended March 31, 1999 and 1998, respectively.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



Basis of Presentation

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in its Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation.

2.  GAIN ON TERMINATION OF MGM VIDEO DISTRIBUTION AGREEMENT

     In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in operating income in the accompanying consolidated statement of operations.

3.  INVESTMENT IN PRIMESTAR

     TWE owns an approximate 24% equity interest in Primestar, Inc. ("Primestar"). In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar to fair value.

     In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar.

     In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. The final terms of this medium-power transaction confirmed the decline in value of TWE's interest in Primestar recognized in 1998. The closing of the sale of Primestar's high-power satellite rights to DirecTV is expected to occur in the second quarter of 1999, subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained and that this high-power transaction will be consummated.

     During the period in which Primestar's operations are being wound down, TWE continues to recognize its share of losses of Primestar under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations.

                                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                 (Unaudited)


4.  INVENTORIES

    TWE's inventories consist of:
                                                                           March 31, 1999         December 31, 1998
                                                                           --------------         -----------------
                                                                       Current    Noncurrent    Current     Noncurrent
                                                                       -------    ----------    -------     ----------
                                                                                         (millions)
Film costs:
   Released, less amortization.....................................   $  612       $  782      $  614      $  744
   Completed and not released......................................       73           22         179          76
   In process and other............................................       25          628          23         572
   Library, less amortization......................................        -          547           -         560
Programming costs, less amortization...............................      406          374         426         375
Merchandise........................................................       75            -          70           -
                                                                       -----       ------        ----      ------
Total..............................................................   $1,191       $2,353      $1,312      $2,327
                                                                      ======       ======      ======      ======

5.  PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of preferred stock ("REIT Preferred Stock"). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement. Pursuant to its terms, the REIT Preferred Stock was redeemed as a result of proposed changes to federal tax regulations that substantially increased the likelihood that dividends paid by the REIT or interest paid to the REIT under a mortgage note of TWE would not be fully deductible for federal income tax purposes.

6.  PARTNERS' CAPITAL

     TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for stock options granted to employees of TWE based on the amount by which the market price of Time Warner Inc. common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price or the $13.88 market price of Time Warner Inc. common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner Inc. common stock increases during the accounting period, and reverses previously accrued stock option distributions and the correspon-ding liability when the market price of Time Warner Inc. common stock declines.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     During the three months ended March 31, 1999, TWE accrued $67 million of tax-related distributions and $266 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $70.81 at March 31, 1999 and $62.06 at December 31, 1998. During the three months ended March 31, 1998, TWE accrued $52 million of tax-related distributions and $225 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the three months ended March 31, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions. During the three months ended March 31, 1998, TWE paid the Time Warner General Partners distributions in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions.

7.  SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas: CABLE NETWORKS, consisting principally of interests in cable television programming; ENTERTAINMENT, consisting principally of interests in filmed entertainment, television production and television broadcasting; and CABLE, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflect: (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity named Time Warner Telecom LLC, effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Trans-actions"). These transactions are described more fully in TWE's 1998 Form 10-K.

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)

Revenues
Filmed Entertainment-Warner Bros............................................................  $ 1,380      $1,310
Broadcasting-The WB Network.................................................................       79          45
Cable Networks-HBO..........................................................................      526         512
Cable.......................................................................................    1,074       1,153
Intersegment elimination....................................................................     (125)       (110)
                                                                                               -------     ------

Total.......................................................................................  $ 2,934      $2,910
                                                                                              =======      ======


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)
EBITA(1)
Filmed Entertainment-Warner Bros(2).........................................................     $346        $119
Broadcasting-The WB Network.................................................................      (41)        (38)
Cable Networks-HBO..........................................................................      125         109
Cable.......................................................................................      337         307
                                                                                                 ----        ----

Total.......................................................................................     $767        $497
                                                                                                 ====        ====
---------------
(1)  EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three months ended March 31, 1999 and 1998 was $651 million and $369 million, respectively.
(2)  Includes a net pretax gain of approximately $215 million recognized in
     1999 in connection with the early termination and settlement of a long-
     term home video distribution agreement.


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros............................................................    $  29       $  40
Broadcasting-The WB Network.................................................................        -           -
Cable Networks-HBO..........................................................................        7           5
Cable.......................................................................................      156         198
                                                                                                 ----        ----

Total.......................................................................................     $192        $243
                                                                                                 ====        ====

                                                                                                    Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                1999         1998
                                                                                                ----         ----
                                                                                                    (millions)
Amortization of Intangible Assets(1)
Filmed Entertainment-Warner Bros............................................................    $ 30        $  33
Broadcasting-The WB Network.................................................................       1            1
Cable Networks-HBO..........................................................................       -            -
Cable.......................................................................................      85           94
                                                                                                 ----       -----

Total.......................................................................................    $116         $128
                                                                                                ====         ====
_______________
(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

8. COMMITMENTS AND CONTINGENCIES

     TWE is subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

                                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                  (Unaudited)

9. ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                 ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                   (millions)
Interest expense............................................................................     $137        $141
Cash payments made for interest.............................................................      144         156
Cash payments made for income taxes, net....................................................       22          20
Noncash capital distributions...............................................................      266         225

     Noncash investing activities in the first three months of 1998 included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership, subject to approximately
$1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N
Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see
TWE's 1998 Form 10-K.


                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees"). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communi-cations Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

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

Use of EBITA

     WCI evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. The exclusion of noncash amortization charges is consistent with management's belief that WCI's intangible assets, such as music catalogues and copyrights and the goodwill associated with its brands, generally are increasing in value and importance to WCI's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     WCI had revenues of $936 million and net income of $118 million for the three months ended March 31, 1999, compared to revenues of $888 million and net income of $42 million for the three months ended March 31, 1998. EBITA increased to $94 million from $92 million. Operating income increased to $31 million from $28 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists, offset in part by lower music publishing revenues. EBITA and operating income increased principally as a result of the revenue gains, offset in part by lower licensing income from direct-marketing activities.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     WCI's equity in the pretax income of TWE was $202 million for the three months ended March 31, 1999, compared to $73 million for the three months ended March 31, 1998. TWE's pretax income increased in 1999 as compared to 1998 principally as a result of the inclusion of an approximate $215 million net gain recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding this gain, TWE's pretax income increased to $125 million in 1999 from $123 million in the prior year. This increase principally resulted from an overall increase in business segment operating income, offset in part by higher losses from certain investments accounted for under the equity method of accounting.

     Interest and other, net was $4 million of income for the three months ended March 31, 1999, compared to $1 million of expense for the three months ended March 31, 1998. Interest expense was $4 million in 1999 and 1998. There was other income, net, of $8 million in 1999, compared to other income, net, of $3 million in 1998, principally because of an increase in interest income, offset in part by higher losses from certain investments accounted for under the equity method of accounting.

     The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of good-will and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1999

Financial Condition

     WCI had $7.4 billion of equity at March 31, 1999, compared to $7.7 billion of equity at December 31, 1998. Cash and equivalents decreased to $95 million at March 31, 1999, compared to $160 million at December 31, 1998. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     ATC had $1.5 billion of equity at March 31, 1999 and at December 31, 1998. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



Cash Flows

     In the first three months of 1999, WCI's cash provided by operations amounted to $266 million and reflected $94 million of EBITA, $17 million of noncash depreciation expense, $91 million of distributions from TWE, $125 million of proceeds received under WCI's asset securitization program and $56 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $3 million of interest payments and $114 million of income taxes ($85 million of which was paid to TW Companies under a tax sharing agreement). Cash provided by WCI's operations of $164 million in the first three months of 1998 reflected $92 million of EBITA, $19 million of noncash depreciation expense, $102 million of distributions from TWE and $144 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $1 million of interest payments, $46 million of income taxes ($35 million of which was paid to TW Companies under a tax sharing agreement) and $146 million of proceeds repaid under WCI's asset securitization program.

     Cash used by investing activities was $36 million in the first three months of 1999, compared to cash provided by investing activities of $32 million in the first three months of 1998, principally as a result of a decrease in investment proceeds and an increase in capital spending.

     Cash used by financing activities was $295 million in the first three months of 1999, compared to $147 million in the first three months of 1998, principally as a result of an increase in advances to TW Companies, offset by lower dividend payments.

     Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the three months ended March 31, 1999, the General Partners received an aggregate $154 million of distributions from TWE, consisting of $67 million of tax-related distributions and $87 million of stock option related distri-butions. During the three months ended March 31, 1998, the General Partners received an aggregate $172 million of distributions, consisting of $52 million of tax-related distributions and $120 million of stock option related distri-butions. Of such aggregate distributions in the first three months of 1999 and 1998, WCI received $91 million and $102 million, respectively, and ATC received $63 million and $70 million, respectively.

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

     WCI's exposure to potential Year 2000 problems arises both in technolo-gical operations under the control of WCI and in those dependent on one or more third parties. These technological operations include information technology ("IT")systems and non-IT systems, including those with embedded technology, hardware and software. Most of WCI's potential Year 2000 exposures are dependent to some degree on one or more third parties. Failure to achieve high levels of Year 2000 compliance could have a material adverse impact on WCI and its financial statements.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



     WCI's Year 2000 project has several phases: inventorying, assessment, remediation planning, implementation and final testing. WCI's progress through these phases is actively overseen by a senior technology executive who reports on a regular basis to the senior financial executive. Assistance is obtained, when appropriate, from both internal and outside professional sources.

     WCI has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of WCI's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. WCI has identified approximately 200 worldwide, "mission critical" potential exposures. Of these, as of March 31, 1999, approximately 65% have been identified as Year 2000 compliant and the remaining 35% as in the remediation implementation or final testing stages. WCI currently expects that remediation with respect to approximately 95% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. WCI, however, could experience unexpected delays. WCI is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit WCI to conduct testing in a stable environment.

     As stated above, however, WCI's business is dependent on third parties and these parties are themselves dependent on technology. In some cases, WCI's third party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. WCI has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, inter-views, on-site visits, system interface testing and industry group participation. WCI continues to monitor these situations. Moreover, WCI is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. WCI is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to WCI of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which WCI is uncertain about the anticipated Year 2000 readiness of a significant third party, WCI is investigating available alternatives, if any.

     WCI currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $25 to $40 million, of which an estimated 40% to 50% has been incurred through March 31, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. WCI anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from WCI's operating cash flow and have not and are not expected to impact materially WCI's financial statements.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



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

     WCI has been focusing its efforts on identification and remediation of its Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. WCI is also examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. WCI intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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


                                        TWE GENERAL PARTNERS
                                    CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                       WCI                          ATC
                                                         ---------------------------     ---------------------------
                                                          March 31,    December 31,      March 31,    December 31,
                                                            1999           1998            1999           1998
                                                            ----           ----            ----           ----
                                                                                (millions)
ASSETS
Current Assets
Cash and equivalents..................................  $    95         $   160         $    -          $    -
Receivables, less allowances of $254 and
   $278 million.......................................      875           1,454              -               -
Inventories...........................................      144             151              -               -
Prepaid expenses......................................      722             670              -               -
                                                         ------          ------         ------           -----

Total current assets..................................    1,836           2,435              -               -

Investments in and amounts due to and from TWE........    1,975           1,632          1,582           1,494
Investments in TW Companies...........................      103             103             61              61
Other investments.....................................    1,352           1,350            402             404
Music catalogues, contracts and copyrights............      851             876              -               -
Goodwill..............................................    3,478           3,509              -               -
Other assets, primarily property, plant and
   equipment..........................................      434             443              -               -
                                                         ------          ------        -------           -----

Total assets..........................................  $10,029         $10,348         $2,045          $1,959
                                                        =======         =======         ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts and royalties payable........................  $ 1,025         $ 1,079        $     -          $    -
Other current liabilities.............................      481             548              -               -
                                                         ------          ------         ------           -----

Total current liabilities.............................    1,506           1,627              -               -

Long-term liabilities, including $776, $670, $550
   and $477 million, respectively,  due to TW
   Companies..........................................    1,112           1,020            550             477

Shareholders' Equity
Common stock..........................................        1               1              1               1
Preferred stock of WCI, $.01 par value, 90,000
   shares outstanding and $90 million liquidation
   preference.........................................        -               -              -               -
Paid-in capital.......................................   10,195          10,195          2,523           2,523
Accumulated deficit...................................      (50)             (1)          (379)           (360)
                                                        -------         -------          -----           -----
                                                         10,146          10,195          2,145           2,164

Due from TW Companies, net............................   (2,149)         (1,908)          (314)           (346)
Reciprocal interest in TW Companies stock.............     (586)           (586)          (336)           (336)
                                                        -------          ------          -----          ------

Total shareholders' equity............................    7,411           7,701          1,495           1,482
                                                        -------          ------         ------          ------

Total liabilities and shareholders' equity............  $10,029         $10,348         $2,045          $1,959
                                                        =======         =======         ======          ======

See accompanying notes.

                                             TWE GENERAL PARTNERS
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                        THREE MONTHS ENDED MARCH 31,
                                                  (Unaudited)



                                                                                WCI                        ATC
                                                                      -----------------------   -----------------------
                                                                        1999         1998        1999        1998
                                                                        ----         ----        ----        ----
                                                                                        (millions)

Revenues (a).......................................................     $936         $888       $   -       $   -
                                                                        ----         ----       -----       -----

Cost of revenues (a)(b)............................................      543          576           -           -
Selling, general and administrative (a)(b).........................      362          284           -           -
                                                                        ----         ----       -----       -----

Operating expenses.................................................      905          860           -           -
                                                                        ----         ----       -----       -----

Business segment operating income..................................       31           28           -           -
Equity in pretax income of TWE (a).................................      202           73         138          50
Interest and other, net (a)........................................        4           (1)          4           5
                                                                        ----         -----       ----        ----

Income before income taxes.........................................      237          100         142          55
Income taxes (a)...................................................     (119)         (58)        (61)        (27)
                                                                        ----         -----       ----        ----

Net income.........................................................     $118         $ 42        $ 81       $  28
                                                                        ====         ====        ====       =====
------------------
(a)    Includes the following income (expenses) resulting from transactions with
       Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

Revenues...........................................................     $ 64         $ 48        $  -       $   -
Cost of revenues...................................................       (5)          (9)          -           -
Selling, general and administrative................................       (1)           3           -           -
Equity in pretax income of TWE.....................................      (16)          (9)          -           -
Interest and other, net............................................       30            8           -           -
Income taxes.......................................................      (85)         (35)        (50)        (21)

(b)    Includes depreciation and amortization expense of:..........     $ 80         $ 83        $  -        $  -
                                                                        ====         ====        ====        ====














See accompanying notes.

                                               TWE GENERAL PARTNERS
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           THREE MONTHS ENDED MARCH 31,
                                                    (Unaudited)



                                                                                WCI                       ATC
                                                                       ---------------------    ---------------------
                                                                        1999         1998        1999        1998
                                                                        ----         ----        ----        ----
                                                                                          (millions)
OPERATIONS
Net income.........................................................     $118         $ 42        $ 81        $ 28
Adjustments for noncash and nonoperating items:
Depreciation and amortization......................................       80           83           -           -
Excess (deficiency) of distributions over equity in pretax income
     of TWE........................................................     (111)          29         (75)         20
Equity in losses (income) of other investee companies after
     distributions.................................................       (2)           8           1           2
Changes in operating assets and liabilities........................      181            2          (4)          -
                                                                        ----         ----       -----       -----

Cash provided by operations........................................      266          164           3          50
                                                                        ----         ----       -----       -----

INVESTING ACTIVITIES
Investments and acquisitions.......................................       (9)         (11)          -           -
Capital expenditures...............................................      (27)         (20)          -           -
Investment proceeds................................................        -           63           -           -
                                                                       -----         ----       -----       -----

Cash provided (used) by investing activities.......................      (36)          32           -           -
                                                                        ----         ----       -----       -----

FINANCING ACTIVITIES
Dividends..........................................................      (54)         (73)        (35)        (49)
Decrease (increase) in amounts due from TW Companies, net..........     (241)         (74)         32          (1)
                                                                        ----         ----        ----       -----

Cash used by financing activities..................................     (295)        (147)         (3)        (50)
                                                                        ----         ----        ----        ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS........................      (65)          49           -           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................      160          102           -           -
                                                                        ----         ----       -----       -----

CASH AND EQUIVALENTS AT END OF PERIOD..............................     $ 95         $151        $  -        $  -
                                                                        ====         ====        ====        ====










See accompanying notes.


                                               TWE GENERAL PARTNERS
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           Three Months Ended March 31,
                                                    (Unaudited)







                                                                               WCI                       ATC
                                                                       -------------------      -----------------
                                                                        1999         1998        1999        1998
                                                                        ----         ----        ----        ----
                                                                                       (millions)

BALANCE AT BEGINNING OF PERIOD.....................................   $7,701       $8,521      $1,482      $2,087

Net income.........................................................      118           42          81          28
Other comprehensive income (loss)..................................       (7)         (18)          8          (4)
                                                                      ------        -----       -----       -----
Comprehensive income (loss)........................................      111           24          89          24

Increase in stock option distribution liability to
   TW Companies(a).................................................     (158)        (133)       (108)        (92)
Dividends..........................................................       (2)          (2)          -           -
Transfers to TW Companies, net.....................................     (241)         (74)         32          (1)
                                                                       -----       ------       -----      ------

BALANCE AT END OF PERIOD...........................................   $7,411       $8,336      $1,495      $2,018
                                                                      ======       ======      ======      ======

------------------
(a)The General Partners record distributions to TW Companies and a correspo-
   nding receivable from TWE as a result of the stock option related distribu-
   tion provisions of the TWE partnership agreement. Stock option distributions of $158 million and $133 million for WCI and $108 million and $92 million for ATC were accrued in the first three months of 1999 and 1998, respec-
   tively, because of an increase in the market price of Time Warner common stock (Note 2).



















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

Basis of Presentation

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners included in TWE's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation.

2.  TWE

     The General Partners' investment in and amounts due to and from TWE at March 31, 1999 and December 31, 1998 consists of the following:

March 31, 1999                                                                                   WCI          ATC
--------------                                                                                   ---          ---
                                                                                                    (millions)
Investment in TWE...........................................................................   $1,478      $1,049
Stock option related distributions due from TWE.............................................      776         533
Other net liabilities due to TWE, principally related to home video distribution............     (279)          -
                                                                                                ------      -----

Total.......................................................................................   $1,975      $1,582
                                                                                               ======      ======




                                               TWE GENERAL PARTNERS
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                    (Unaudited)

December 31, 1998                                                                                WCI          ATC
-----------------                                                                                ---          ---
                                                                                                    (millions)
Investment in TWE...........................................................................   $1,457      $1,034
Stock option related distributions due from TWE.............................................      670         460
Other net liabilities due to TWE, principally related to home video distribution............     (495)          -
                                                                                                -----     -------
Total.......................................................................................   $1,632      $1,494
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

Summarized Financial Information of TWE

     Set forth below is summarized financial information of TWE. This information reflects (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, Inc. ("Primestar"), a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity named Time Warner Telecom LLC, effective as of July 1, 1998 and
(iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Transactions"). These transactions are described more fully in TWE's 1998 Form 10-K.

                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                   (millions)
Operating Statement Information
Revenues....................................................................................   $2,934      $2,910
Depreciation and amortization...............................................................     (308)       (371)
Business segment operating income (1).......................................................      651         369
Interest and other, net.....................................................................     (225)       (164)
Minority interest...........................................................................      (68)        (64)
Income before income taxes..................................................................      340         123
Net income..................................................................................      312         108
------------------
(1)  Includes a net pretax gain of approximately $215 million recognized in
     1999 in connection with the early termination and settlement of a long-
     term home video distribution agreement.


                                               TWE GENERAL PARTNERS
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                    (Unaudited)



                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)

Cash Flow Information
Cash provided by operations.................................................................   $  788     $   441
Capital expenditures........................................................................     (305)       (352)
Investments and acquisitions................................................................      (47)       (230)
Investment proceeds.........................................................................       30          23
Borrowings..................................................................................    1,160         489
Debt repayments.............................................................................   (1,003)       (376)
Redemption of preferred stock of subsidiary.................................................     (217)          -
Capital distributions.......................................................................     (154)       (172)
Other financing activities, net.............................................................      (18)        (38)
Increase (decrease) in cash and equivalents.................................................      234        (215)




                                                                                               March 31,   December 31,
                                                                                                 1999        1998
                                                                                                 ----        ----
                                                                                                    (millions)
Balance Sheet Information
Cash and equivalents....................................................................      $   321     $    87
Total current assets....................................................................        4,123       4,183
Total assets............................................................................       22,532      22,230
Total current liabilities...............................................................        4,818       4,936
Long-term debt .........................................................................        6,921       6,578
Minority interests......................................................................        1,623       1,522
Preferred stock of subsidiary...........................................................            -         217
General Partners' Senior Capital........................................................          615         603
Partners' capital.......................................................................        5,115       5,107

Capital Distributions

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1999 and December 31, 1998, the General Partners had recorded $1.309 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $70.81 and $62.06, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 1999, the General Partners received cash distributions from TWE in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions. During the three months ended March 31, 1998, the General Partners received cash distributions from TWE in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions. Of such aggregate distributions in the first three months of 1999 and 1998, WCI received $91 million and $102 million, respectively, and ATC received $63 million and $70 million, respectively.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



Gain on Termination of MGM Video Distribution Agreement

     In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, of which $127 million has been included in WCI's equity in the pretax income of TWE and $88 million in ATC's equity in the pre-tax income of TWE in the accompanying consolidated statements of operations.

Primestar

     TWE owns an approximate 24% equity interest in Primestar. In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million princi-pally to reduce the carrying value of its interest in Primestar to fair value.

     In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar.

     In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. The final terms of this medium-power transaction confirmed the decline in value of TWE's interest in Primestar recognized in 1998. The closing of the sale of Primestar's high-power satellite rights to DirecTV is expected to occur in the second quarter of 1999, subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained and that this high-power transaction will be consummated.

     During the period in which Primestar's operations are being wound down, TWE continues to recognize its share of losses of Primestar under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations.

3.  GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.6 billion of TWE's debt and accrued interest at March 31, 1999, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.



                                             TWE GENERAL PARTNERS
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                  (Unaudited)


     The portion of TWE debt and accrued interest at March 31, 1999 that was guaranteed by each General Partner is set forth below:
                                                                                               Total Guaranteed by
                                                                                              Each General Partner
                                                                                              --------------------
General Partner                                                                                    %       Amount
---------------                                                                                    -       ------
                                                                                              (dollars in millions)
WCI  .........................................................................................     59.27   $3,307
ATC  .........................................................................................     40.73    2,272
                                                                                                  ------   ------
Total.........................................................................................    100.00   $5,579
                                                                                                  ======   ======

4.  COMMITMENTS AND CONTINGENCIES

     The General Partners are subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the consolidated financial statements of the General Partners.

5.  ADDITIONAL FINANCIAL INFORMATION

    Additional financial information with respect to cash flows is as follows:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                   1999                  1998
                                                                           --------------------  --------------------
                                                                              WCI       ATC          WCI      ATC
                                                                              ---       ---          ---      ---
                                                                                            (millions)
Cash payments made for interest..........................................    $   3     $   -       $   1    $   -
Cash payments made for income taxes, net.................................      114        50          46       21
Tax-related distributions received from TWE..............................       39        28          31       21
Noncash capital distributions, net.......................................     (158)     (108)       (133)     (92)



                                            PART II. Other Information

Item 1.   Legal Proceedings.

     Reference is made to the litigation entitled SIX FLAGS OVER GEORGIA, INC., ET AL. V. SIX FLAGS FUND, LTD., ET AL. commenced in Superior Court in Gwinnett County, Georgia in connection with the management of the Six Flags Over Georgia Theme Park described on page I-28 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). On April 22, 1999, the Court denied defendants' post-trial motions for judgment notwithstanding the verdict, for a new trial and for the remittur of all or part of the damages awarded by the jury, and also ordered defendants to post a supersedeas bond in the amount of $454 million. Defendants filed a notice of appeal on April 23, 1999.

     Reference is made to the litigation entitled PARKER, ET AL. V. TWE, ET AL.,described on page I-31 of TWE's 1998 Form 10-K. On April 30, 1999, the Court granted defendants' motion to dismiss in its entirety and dismissed this case.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              ---------

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K.
             -------------------

     No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 1999.

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

                                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                By: Warner Communications Inc.,
                                         as General Partner


                                By:      /S/ RICHARD J. BRESSLER
                                         -----------------------
                                Name:    Richard J. Bressler
                                Title:   Senior Vice President and
                                         Chief Financial Officer

                                AMERICAN TELEVISION AND COMMUNICATIONS
                                 CORPORATION
                                TIME WARNER OPERATIONS INC.
                                WARNER CABLE COMMUNICATIONS INC.
                                WARNER COMMUNICATIONS INC.


                                By:      /S/ RICHARD J. BRESSLER
                                         -----------------------
                                Name:    Richard J. Bressler
                                Title:   Senior Vice President and
                                         Chief Financial Officer


Dated:    May 12, 1999

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K




Exhibit No.  Description of Exhibit
-----------  ----------------------


27               Financial Data Schedule.