Form 10-Q
period 1999-06-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1999-08-16
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1999, or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ________to ________.

Commission file number 001-12878


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                                              13-3666692
   (State or other                                        (I.R.S. Employer
     jurisdiction                                      Identification Number)
   of incorporation
    or organization)

American Television and Communications
 Corporation                             Delaware            13-2922502
Warner Communications Inc.               Delaware            13-2696809
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



                               INDEX TO FORM 10-Q



                                                                Page
                                                          _____________________
                                                                    TWE General
                                                             TWE      Partners
                                                             ___      ________

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of
 results of operations and financial condition.............    1        22
Consolidated balance sheets at June 30, 199
 and December 31, 1998......................................  12        29
Consolidated statements of operations for the three months
 and six months ended June 30, 1999 and 1998................  13        30
Consolidated statements of cash flows for the six
 months ended June 30, 1999 and 1998........................  14        32
Consolidated statements of partnership capital and
 shareholders' equity for the six months ended
 June 30, 1999 and 1998.....................................  15        33
Notes to consolidated financial statements..................  16        34


PART II. OTHER INFORMATION.................................   39

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

AT&T/MediaOne Acquisition

     At the time of this filing, MediaOne Group, Inc. ("MediaOne"), a limited partner in TWE, had agreed to be acquired by AT&T Corp. ("AT&T"). On August 3, 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the partnership agreement governing TWE, MediaOne's rights to participate in the management of TWE's businesses have terminated immediately and irrevocably. MediaOne has retained only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

     In addition, in connection with the proposed acquisition of MediaOne by AT&T, Time Warner and AT&T are engaged in discussions concerning the overall relationship of the companies following that acquisition. Among the subjects included in those discussions are the structure of TWE, the structure of AT&T/MediaOne's investment in TWE, as well as potential changes to the proposed cable telephony joint venture discussed on page F-8 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


     The proposed acquisition of MediaOne by AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur.

Transactions Affecting Comparability of Results of Operations

     As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

     In 1999, these nonrecurring items consisted of (i) an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distri-bution agreement and (ii) net pretax gains in the amount of $760 million in the second quarter of 1999 relating to the sale or exchange of various cable television systems and investments. This compares to net pretax gains in the first half of 1998 of $84 million also relating to the sale or exchange of cable television systems.

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these significant nonrecurring gains. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

     In addition, the comparability of TWE's Cable division results has been affected further by certain cable-related transactions, as described more fully in Note 8 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

RESULTS OF OPERATIONS

     EBITA and operating income are as follows:

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------     -------------------------
                                                                        Operating                      Operating
                                                           EBITA          Income          EBITA         Income
                                                           -----          ------          -----         ------
                                                        1999   1998    1999    1998    1999   1998    1999    1998
                                                        ----   ----    ----    ----    ----   ----    ----    ----
                                                                                 (millions)
Filmed Entertainment-Warner Bros.(1).................$  132    $121   $ 101   $ 88   $ 478   $ 240   $ 417   $174
Broadcasting-The WB Network..........................   (30)    (23)    (31)   (24)    (71)    (61)    (73)   (63)
Cable Networks-HBO...................................   131     113     131    113     256     222     256    222
Cable(2)............................................. 1,099     374   1,011    278   1,436     681   1,263    491
                                                      -----     ---   -----    ---   -----     ---   -----    ---

Total................................................$1,332    $585  $1,212   $455  $2,099  $1,082  $1,863   $824
                                                      =====    ====   =====    ===   =====   =====   =====    ===



_______________
(1)  Includes a net pretax gain of approximately $215
     million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(2)  Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $760 million in the second quarter of 1999 and $70 million in the second quarter of 1998. Similarly, six-month results include net pretax gains of $760 million in 1999 and $84 million in 1998.


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Three Months Ended June 30, 1999 Compared to the Three Months Ended
June 30, 1998

     TWE had revenues of $3.060 billion and net income of $767 million for the three months ended June 30, 1999, compared to revenues of $2.850 billion and net income of $155 million for the three months ended June 30, 1998.

     As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of $760 million of net pretax gains in 1999, compared to $70 million of net pretax gains in 1998.

     TWE's net income increased to $767 million in 1999, compared to $155 million in 1998. However, excluding the effect of the nonrecurring items referred to earlier, net income increased by $65 million to $165 million in 1999 from $100 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $27 million and $17 million for the three months ended June 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $1.446 billion, compared to $1.327 billion in the second quarter of 1998. EBITA increased to $132 million from $121 million. Operating income increased to $101 million from $88 million. Revenues benefited from increases in worldwide theatrical and television distribution operations, offset in part by lower revenues from consumer products operations. Also contributing to the revenue increase were marginally higher revenues from worldwide home video operations, which benefited from increased sales of DVDs. EBITA and operating income benefited principally from improved results from worldwide theatrical and television distribution operations, offset in part by lower gains on the sale of assets and lower results from consumer products operations.

     Broadcasting - The WB Network. Revenues increased to $83 million, compared to $61 million in the second quarter of 1998. EBITA decreased to a loss of $30 million from a loss of $23 million. Operating losses increased to $31 million from $24 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of prime-time programming in September 1998. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

     Cable Networks-HBO. Revenues increased to $546 million, compared to $509 million in the second quarter of 1998. EBITA and operating income increased to $131 million from $113 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


     Cable. Revenues increased to $1.114 billion, compared to $1.084 billion in the second quarter of 1998. EBITA increased to $1.099 billion from $374 million. Operating income increased to $1.011 billion from $278 million. The Cable division's 1999 operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions") and by net pretax gains of $760 million in 1999 and $70 million in 1998 relating to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, an increase in advertising revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

     Interest and Other, Net. Interest and other, net, decreased to an expense of $167 million in the second quarter of 1999, compared to an expense of $183 million in the second quarter of 1998. Interest expense increased to $136 million, compared to $132 million in the second quarter of 1998, principally due to higher average debt levels. Other expense, net, decreased to $31 million in the second quarter of 1999, compared to $51 million in the second quarter of 1998. The decrease principally related to lower losses from certain investments accounted for under the equity method of accounting and a gain on the sale of an investment.

     Minority Interest. Minority interest expense increased to $233 million, compared to $82 million in the second quarter of 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N"), a majority owned partnership of TWE, to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense for 1999 and 1998 was comparable in amount and did not have any significant effect on operating trends.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     TWE had revenues of $5.994 billion and net income of $1.079 billion for the six months ended June 30, 1999, compared to revenues of $5.760 billion and net income of $263 million for the six months ended June 30, 1998.

     As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $1 billion of net pretax gains in 1999, compared to $84 million of net pretax gains in 1998.

     TWE's net income increased to $1.079 billion in 1999, compared to $263 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $63 million to $262 million in 1999 from $199 million in 1998. This improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $55 million and $32 million for the six months ended June 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $2.826 billion, compared to $2.637 billion in the first six months of 1998. EBITA increased to $478 million from $240 million. Operating income increased to $417 million from $174 million. Revenues benefited from increases in worldwide theatrical and television distribution operations, offset in part by lower revenues from consumer products operations. Also contributing to the revenue increase were higher revenues from worldwide home video operations, which benefited from increased sales of DVDs. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. In addition, EBITA and operating income benefited principally from improved results from worldwide theatrical and home video operations and an increase in investment-related income, offset in part by lower results from consumer products operations.

     Broadcasting - The WB Network. Revenues increased to $162 million, compared to $106 million in the first six months of 1998. EBITA decreased to a loss of $71 million from a loss of $61 million. Operating losses increased to $73 million from $63 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of prime-time programming in September 1998. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule, a lower allocation of losses to a minority partner in the network and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

     Cable Networks-HBO. Revenues increased to $1.072 billion, compared to $1.021 billion in the first six months of 1998. EBITA and operating income increased to $256 million from $222 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings, one-time gains from the sale of certain investments and higher income from Comedy Central, a 50%-owned equity investee. These increases were offset in part by higher marketing expenses.

     Cable. Revenues decreased to $2.188 billion, compared to $2.237 billion in the first six months of 1998. EBITA increased to $1.436 billion from $681 million. Operating income increased to $1.263 billion from $491 million. The Cable division's 1999 operating results were affected by the 1998 Cable Transactions and by net pretax gains of $760 million in 1999 and $84 million in 1998 relating to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


     Interest and Other, Net. Interest and other, net, increased to an expense of $392 million in the first six months of 1999, compared to an expense of $347 million in the first six months of 1998. Interest expense was $273 million in both periods. Other expense, net, increased to $119 million in the first six months of 1999, compared to $74 million in the first six months of 1998. This increase principally related to higher losses from certain investments accounted for under the equity method of accounting, offset in part by a gain on the sale of an investment.

     Minority Interest. Minority interest expense was $301 million in the first six months of 1999, compared to $146 million in the first six months of 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense for 1999 and 1998 was comparable in amount and did not have any significant effect on operating trends.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1999

Financial Condition

     At June 30, 1999, TWE had $6.5 billion of debt, $117 million of cash and equivalents (net debt of $6.4 billion), $627 million of Time Warner General Partners' senior priority capital and $5.7 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' senior priority capital and $5.1 billion of partners' capital at December 31, 1998.

Senior Capital Distributions

     In July 1999, TWE paid a $627 million distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Cash Flows

     During the first six months of 1999, TWE's cash provided by operations amounted to $1.519 billion and reflected $2.099 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $406 million of noncash depreciation expense and $21 million of proceeds from TWE's asset securitization program, less $242 million of interest payments, $49 million of income taxes, $36 million of corporate expenses, and $680 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $586 million in the first six months of 1998 reflected $1.082 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $469 million of noncash depreciation expense and $135 million of proceeds from TWE's asset securitization program, less $260 million of interest payments, $39 million of income taxes, $36 million of corporate expenses and $765 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $662 million in the first six months of 1999, compared to $493 million in the first six months of 1998. The increase principally resulted from a $296 million decrease in investment proceeds relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation. The decrease in investment proceeds was partially offset by lower capital expenditures. Capital expenditures decreased to $649 million in the first six months of 1999, compared to $734 million in the first six months of 1998.

     Cash used by financing activities was $827 million in the first six months of 1999, compared to $343 million in the first six months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $280 million of capital distributions to Time Warner and $229 million of debt reduction. The use of cash in 1998 principally resulted from the payment of $298 million of capital distributions to Time Warner, offset in part by an $11 million increase in net borrowings.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $587 million in the six months ended June 30, 1999, compared to $666 million in the six months ended June 30, 1998. Cable capital spending is expected to approximate $700 million for the remainder of 1999. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Filmed Entertainment

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.663 billion at June 30, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $359 million and to Time Warner's cable television networks of $655 million). This compares to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to TWE's cable television networks of $199 million and to Time Warner's cable television networks of $570 million).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product principally is dependent only upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using TWE's $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

     TWE's exposure to potential Year 2000 problems arises both in techno-logical operations under the control of the Company and in those dependent on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of TWE's potential Year 2000 exposures are dependent to some degree on one or more third parties. Failure to achieve high levels of Year 2000 compliance could have a material adverse impact on TWE and its financial statements.

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

     The Company has generally completed the process of identifying, assessing and planning the remediation of potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls.
The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of June 30, 1999, approximately 72% have been identified by the divisions as Year 2000 compliant and approximately 28% as in the remediation implementation or final testing stages. The Company currently expects that remediation with respect to well

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



over 90% of all these identified operations will be substantially completed in all material respects by the end of the third quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at some point during the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment and to focus on its contingency and transition plans, as necessary.

     As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant. The box manufacturers and cable industry groups together developed solutions that the Company has been installing in its headend equipment at its various geographic locations. The few remaining installations are currently scheduled during the third quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of completing its determination of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

     The Company currently estimates that the aggregate cost of its Year
2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 65% to 75% has been incurred through June 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company experiences unanticipated failures of the systems within its control, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. More importantly, disruptions experienced by third parties with which the Company does business as well as by the economy generally could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


     The Company continues to focus its efforts on remediation of its Year 2000 exposures. Simultaneously, it is examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year-2000 related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. The Company intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate", "estimate", "expects", "projects", "intends", "plans", "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of such changes, new information, future events or otherwise.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


   . For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewer-ship due to an increased number of programming services or the increased popularity of alternatives to television.

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

   . For TWE's digital media businesses, their ability to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost, their ability to manage costs and generate revenues, aggressive competition from existing and developing technologies and products, the resolution of issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access, and the possibility of increased government regulation of new media services.

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


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                                                June 30,   December 31,
                                                                                                 1999         1998
                                                                                                 ----         ----
                                                                                                     (millions)
ASSETS
Current assets
Cash and equivalents........................................................................   $  117      $    87
Receivables, including $469 and $765 million due from Time Warner,
    less allowances of $476 and $506 million................................................    2,639        2,618
Inventories.................................................................................    1,247        1,312
Prepaid expenses............................................................................      220          166
                                                                                                -----        -----

Total current assets........................................................................    4,223        4,183

Noncurrent inventories......................................................................    2,114        2,327
Loan receivable from Time Warner............................................................      400          400
Investments.................................................................................      903          886
Property, plant and equipment...............................................................    6,302        6,041
Cable television franchises.................................................................    4,527        3,773
Goodwill....................................................................................    3,795        3,854
Other assets................................................................................      625          766
                                                                                                -----        -----

Total assets................................................................................  $22,889      $22,230
                                                                                               ======       ======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable............................................................................  $ 1,400      $ 1,473
Participations and programming costs payable................................................    1,494        1,515
Debt due within one year....................................................................        6            6
Other current liabilities, including $365 and $370 million due to Time Warner...............    1,845        1,942
                                                                                                -----        -----

Total current liabilities...................................................................    4,745        4,936

Long-term debt..............................................................................    6,535        6,578
Other long-term liabilities, including $1.347 and $1.130 billion due to Time Warner.........    3,527        3,267
Minority interests..........................................................................    1,744        1,522
Preferred stock of subsidiary holding solely a mortgage note of its parent..................        -          217
Time Warner General Partners' Senior Capital................................................      627          603

Partners' capital
Contributed capital.........................................................................    7,341        7,341
Undistributed partnership deficit...........................................................   (1,630)      (2,234)
                                                                                                -----        -----

Total partners' capital.....................................................................    5,711        5,107
                                                                                                -----        -----

Total liabilities and partners' capital.....................................................  $22,889      $22,230
                                                                                               ======       ======




See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                             Three Months           Six Months
                                                                            Ended June 30,         Ended June 30,
                                                                            --------------         --------------
                                                                          1999        1998        1999        1998
                                                                          ----        ----        ----        ----
                                                                                         (millions)

Revenues (a).......................................................     $3,060       $2,850      $5,994      $5,760
                                                                         -----        -----       -----       -----

Cost of revenues (a)(b)............................................     (1,985)      (1,876)     (3,904)     (3,836)
Selling, general and administrative (a)(b).........................       (623)        (589)     (1,202)     (1,184)
Gain on sale or exchange of cable systems and investments..........        760           70         760          84
Gain on early termination of video distribution agreement..........          -            -         215           -
                                                                         -----        -----       -----       -----

Business segment operating income..................................      1,212          455       1,863         824
Interest and other, net (a)........................................       (167)        (183)       (392)       (347)
Minority interest..................................................       (233)         (82)       (301)       (146)
Corporate services (a).............................................        (18)         (18)        (36)        (36)
                                                                         -----        -----       -----       -----

Income before income taxes.........................................        794          172       1,134         295
Income taxes.......................................................        (27)         (17)        (55)        (32)
                                                                         -----        -----       -----       -----

Net income.........................................................      $ 767       $  155      $1,079      $  263
                                                                          ====        =====       =====       =====

_______________
(a)  Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1999, respectively, and for the corresponding periods in the prior year: revenues-$152 million and $272 million in 1999, $118 million and $247 million in 1998; cost of revenues-$(58) million and $(136)
     million in 1999, $(55) million and $(93) million in 1998; selling, general and administrative-$(12) million and $(16) million in 1999, $(3) million and $(2) million in 1998; interest and other, net-$8 million and $28 million in 1999, $3 million and $5 million in 1998; and corporate services-$(18) million and $(36) million in each of 1999 and 1998.

(b) Includes depreciation and amortization expense of:.............      $334        $356        $642        $727
                                                                          ===         ===         ===         ===


















See accompanying notes.


                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)


                                                                                                   Six Months
                                                                                                 Ended June 30,
                                                                                                 --------------
                                                                                                1999        1998
                                                                                                ----        ----
                                                                                                   (millions)
OPERATIONS
Net income..................................................................................   $1,079        $263
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................      642         727
Changes in operating assets and liabilities.................................................     (202)       (404)
                                                                                                -----       -----

Cash provided by operations.................................................................    1,519         586
                                                                                                -----        ----

INVESTING ACTIVITIES
Investments and acquisitions................................................................     (223)       (265)
Capital expenditures........................................................................     (649)       (734)
Investment proceeds.........................................................................      210         506
                                                                                                -----       -----

Cash used by investing activities...........................................................     (662)       (493)
                                                                                               ------       -----

FINANCING ACTIVITIES
Borrowings..................................................................................    1,310         503
Debt repayments.............................................................................   (1,539)       (492)
Redemption of preferred stock of subsidiary.................................................     (217)          -
Capital distributions.......................................................................     (280)       (298)
Other.......................................................................................     (101)        (56)
                                                                                                -----       -----

Cash used by financing activities...........................................................     (827)       (343)
                                                                                                -----       -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................       30        (250)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................       87         322
                                                                                                -----       -----

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................    $ 117       $  72
                                                                                                =====       =====















See accompanying notes.


                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                                 (Unaudited)







                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                                  --------------
                                                                                                1999         1998
                                                                                                ----         ----
                                                                                                    (millions)

BALANCE AT BEGINNING OF PERIOD..............................................................   $5,107      $6,333

Net income..................................................................................    1,079         263
Other comprehensive income (loss)...........................................................       47         (16)
                                                                                                -----        -----
Comprehensive income(a).....................................................................    1,126         247

Distributions...............................................................................     (497)       (552)
Allocation of income to Time Warner General Partners' Senior Capital........................      (24)        (45)
Other.......................................................................................       (1)          -
                                                                                                -----        -----


BALANCE AT END OF PERIOD....................................................................   $5,711      $5,983
                                                                                                =====       =====

---------------
(a)Comprehensive income for the three months ended June 30, 1999 and 1998 was
$773 million and $153 million, respectively.























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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $120 million and $130 million in the three months ended June 30, 1999 and 1998, respectively and $236 million and $258 million for the six months ended June 30, 1999 and 1998, respectively.

     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

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

3.     GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

     In 1999 and 1998, largely in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 450,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp. As a result of these transactions, the operating results of TWE's Cable division include net pretax gains for the second quarter of $760 million in 1999 and $70 million in 1998. Net pretax gains for the first half of the year amounted to $760 million in 1999 and $84 million in 1998.

4.     INVESTMENT IN PRIMESTAR

     TWE owns an approximate 24% equity interest in Primestar, Inc. ("Primestar"). In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar. In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. Then, in June 1999, Primestar completed the sale of its high-power satellite rights to DirecTV.

     As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in the accompanying consolidated statement of operations. Future wind-down losses are not expected to be material to TWE's operating results.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



5.     INVENTORIES

     TWE's inventories consist of:
                                                                          June 30, 1999          December 31, 1998
                                                                          -------------          -----------------
                                                                      Current    Noncurrent    Current   Noncurrent
                                                                      -------    ----------    -------   ----------
                                                                                        (millions)
Film costs:
   Released, less amortization.....................................   $  529       $  778      $  614      $  744
   Completed and not released......................................      224           64         179          76
   In process and other............................................       54          367          23         572
   Library, less amortization......................................        -          534           -         560
Programming costs, less amortization...............................      361          371         426         375
Merchandise........................................................       79            -          70           -
                                                                       -----        -----       -----       -----
Total..............................................................   $1,247       $2,114      $1,312      $2,327
                                                                       =====        =====       =====       =====

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

7.     PARTNERS' CAPITAL

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

     During the six months ended June 30, 1999, TWE accrued $138 million of tax-related distributions and $359 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $72.63 at June 30, 1999 and $62.06 at December 31, 1998. During the six months ended June 30, 1998, TWE accrued $138 million of tax-related distributions and $414 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the six months ended June 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions. During the six months ended June 30,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


1998, TWE paid the Time Warner General Partners distributions in the amount of $298 million, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions.

     In July 1999, TWE borrowed $627 million under its bank credit agreement and paid a distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

8.     SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas:
Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflect: (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity now named Time Warner Telecom Inc., effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Transactions"). These transactions are described more fully in TWE's 1998 Form 10-K.

                                                                         Three Months              Six Months
                                                                        Ended June 30,          Ended June 30,
                                                                        --------------          --------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----
                                                                                      (millions)
Revenues
Filmed Entertainment-Warner Bros. .................................   $1,446       $1,327      $2,826      $2,637
Broadcasting-The WB Network........................................       83           61         162         106
Cable Networks-HBO.................................................      546          509       1,072       1,021
Cable..............................................................    1,114        1,084       2,188       2,237
Intersegment elimination...........................................     (129)        (131)       (254)       (241)
                                                                       -----        -----       -----       -----

Total..............................................................   $3,060       $2,850      $5,994      $5,760
                                                                       =====        =====       =====       =====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)





                                                                         Three Months              Six Months
                                                                        Ended June 30,          Ended June 30,
                                                                        --------------          --------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----
                                                                                       (millions)
EBITA(1)
Filmed Entertainment-Warner Bros.(2)...............................   $  132       $  121     $ 478      $  240
Broadcasting-The WB Network........................................      (30)         (23)      (71)        (61)
Cable Networks-HBO.................................................      131          113       256         222
Cable(3)...........................................................    1,099          374     1,436         681
                                                                       -----        -----     -----       -----

Total..............................................................   $1,332       $  585     $2,099      $1,082
                                                                       =====        =====      =====       =====

______________
(1)EBITA represents business segment operating income
before noncash amortization of intangible assets.  After deducting amortization of intangible assets, TWE's business segment operating income for the three and six months ended June 30, 1999, respectively, and for the corresponding periods in the prior year was $1.212 billion and $1.863 billion in 1999 and $455 million and $824 million in 1998.
(2)Includes a net pretax gain of approximately $215
million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(3)Includes net pretax gains relating to the sale or exchange of certain cable television systems of $760 million in the second quarter of 1999 and $70 million in the second quarter of 1998.  Similarly, six-month results include net pretax gains of $760 million in 1999 and $84 million in 1998.


                                                                         Three Months              Six Months
                                                                        Ended June 30,          Ended June 30,
                                                                        --------------          --------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----
                                                                                       (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros. .................................   $   36       $ 38        $ 65        $ 78
Broadcasting-The WB Network........................................        1          -           1           -
Cable Networks-HBO.................................................        6          5          13          10
Cable..............................................................      171        183         327         381
                                                                        ----       ----        ----        ----

Total..............................................................    $ 214       $226        $406        $469
                                                                        ====       ====        ====        ====

                                                                         Three Months              Six Months
                                                                        Ended June 30,          Ended June 30,
                                                                        --------------          --------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----

                                                                                      (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros. .................................     $ 31         $ 33        $ 61        $ 66
Broadcasting-The WB Network........................................        1            1           2           2
Cable Networks-HBO.................................................        -            -           -           -
Cable..............................................................       88           96         173         190
                                                                        ----         ----        ----        ----

Total..............................................................     $120         $130        $236        $258
                                                                        ====         ====        ====        ====

(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


9.     COMMITMENTS AND CONTINGENCIES

     TWE is subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.



10.     ADDITIONAL FINANCIAL INFORMATION

                                                                                                   Six Months
                                                                                                Ended June 30,
                                                                                                --------------
                                                                                                1999        1998
                                                                                                ----        ----

                                                                                                   (millions)

Interest expense............................................................................     $273        $273
Cash payments made for interest.............................................................      242         260
Cash payments made for income taxes, net....................................................       49          39
Noncash capital distributions...............................................................      359         414

     Noncash investing activities included the exchange of certain cable television systems in 1999 and 1998 (see Note 3). Noncash investing activities in the first six months of 1998 also included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse
Partnership, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see TWE's 1998 Form 10-K.


                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees"). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE (collectively, the "General Partners"). They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom Inc. and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Columbia House-CDnow Merger

     In July 1999, Time Warner Inc. ("Time Warner") announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned Columbia House operations with CDnow, Inc. ("CDnow"), a leading music and video e-commerce company. Time Warner, almost entirely through WCI, and Sony will each own 37% of the combined entity and the existing CDnow shareholders will own 26% of the combined entity. This investment is expected to be accounted for using the equity method of accounting.

     With a combined reach of nearly 10% of all Internet users*, the combined entity is expected to create a significant platform for Time Warner's music and video e-commerce initiatives and position WCI for incremental growth opportunities relating to online sales of music product and the digital distribution of music. In addition, management believes that the use of Columbia House's existing active club members and the cross-promotional opportunities to be offered by Time Warner and Sony will lower customer acquisition costs and increase the combined entity's customer base.

     As part of this transaction, Time Warner and Sony each have made certain strategic and financial commitments to the combined entity. Among the strategic commitments, which have a term of five years and are subject to certain conditions and qualifications, Time Warner and Sony will provide the combined entity with opportunities to purchase advertising and promotional support from their diverse media properties. In addition, as part of their commitment to make the combined entity their primary vehicle to pursue the packaged music e-commerce business, Time Warner and Sony will link their own music-controlled web sites in the U.S. and Canada to the combined entity's web

_____________
*  As measured by MediaMetrix as of June 1999.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


sites. This will enable consumers to sample content from their favorite artists and genres and then immediately make a purchase. Time Warner and Sony have also each agreed to guarantee, for a three-year period, one-half of the borrowings under a new credit facility to be entered into by the combined entity upon the closing of the merger. The credit facility is expected to provide for up to $450 million of borrowings, which will be used to support the ongoing growth and capital needs of the business and to refinance approximately $300 million of existing debt and liabilities of Columbia House. WCI will not guarantee any of such borrowings.

     The merger is expected to close by the end of 1999 and is subject to customary closing conditions, including regulatory approvals and approval by existing CDnow shareholders. There can be no assurance that such approvals will be obtained.

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

RESULTS OF OPERATIONS

     Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

     WCI had revenues of $828 million and net income of $353 million for the three months ended June 30, 1999, compared to revenues of $905 million and net income of $77 million for the three months ended June 30, 1998. EBITA increased to $100 million from $94 million. Operating income increased to $33 million from $26 million. Revenues decreased primarily due to lower international recorded music sales and, to a lesser extent, lower domestic recorded music sales. The revenue decline principally related to lower sales of new releases in comparison to the prior year, which benefited from popular releases by established artists, like Madonna and Eric Clapton. Despite the revenue decrease, EBITA and operating income increased due to higher results from domestic recorded music operations, which benefited from increased cost savings, lower artist royalty costs and improved results from joint ventures that had successful releases during the period. The improvements in domestic recorded music operations were offset in part by lower results from international recorded music operations relating to lower international sales. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the third quarter of 1999, which could negatively affect operating results.

     WCI's equity in the pretax income of TWE was $470 million for the three months ended June 30, 1999, compared to $102 million for the three months ended June 30, 1998. TWE's pretax income increased in 1999 as compared to 1998

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



     because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 2 to the accompanying consolidated financial statements. These nonrecurring items consisted of $760 million of net pretax gains in 1999, compared to $70 million of net pretax gains in 1998. Excluding the effect of these nonrecurring items, TWE's pretax income increased to $192 million in 1999 from $117 million in 1998. This increase principally resulted from an overall increase in TWE's business segment operating income.

     Interest and other, net was income of $76 million in the second quarter of 1999, compared to income of $16 million in the second quarter of 1998. Interest expense was $6 million in 1998 and 1999. Other income, net, increased to $82 million in the second quarter of 1999, compared to $22 million in the second quarter of 1998. The increase principally related to the recognition of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (the "Time Warner Telecom IPO"), a competitive local exchange carrier that provides telephony services to businesses.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     WCI had revenues of $1.764 billion and net income of $471 million for the six months ended June 30, 1999, compared to revenues of $1.793 billion and net income of $119 million for the six months ended June 30, 1998. EBITA increased to $194 million from $186 million. Operating income increased to $64 million from $54 million. Revenues decreased primarily due to lower international recorded music sales and a decline in music publishing revenues, offset in part by a marginal increase in domestic recorded music revenues. The international revenue decline principally related to lower sales of new releases in comparison to the prior year, which benefited from popular releases by established artists, like Madonna and Eric Clapton. Despite the revenue decrease, EBITA and operating income increased due to higher results from domestic recorded music operations, which benefited from increased cost savings, lower artist royalty costs and improved results from joint ventures that had successful releases during the period. The improvements in domestic recorded music operations were offset in part by lower results from international recorded music operations relating to lower international sales levels and less licensing income from direct-marketing activities. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the third quarter of 1999, which could negatively affect operating results.

     WCI's equity in the pretax income of TWE was $672 million for the six months ended June 30, 1999, compared to $175 million for the six months ended June 30, 1998. TWE's pretax income increased in 1999 as compared to 1998 because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 2 to the accompanying consolidated financial statements. These nonrecurring items consisted of $1 billion of net pretax gains in 1999, compared to $84 million of net pretax gains in 1998. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased to $317 million in 1999 from $231 million in 1998. This improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

     Interest and other, net was income of $80 million for the six months ended June 30, 1999, compared to income of $15 million for the six months ended June 30, 1998. Interest expense was $10 million in 1999 and 1998. There was other income, net, of $90 million in 1999, compared to other income, net, of $25 million in 1998,

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


principally because of an approximate $53 million pretax gain recognized in connection with the Time Warner Telecom IPO.

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

Financial Condition and Liquidity
June 30, 1999

Financial Condition

     WCI had $8.0 billion of equity at June 30, 1999, compared to $7.7 billion of equity at December 31, 1998. Cash and equivalents decreased to $113 million at June 30, 1999, compared to $160 million at December 31, 1998. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     ATC had $1.8 billion of equity at June 30, 1999, compared to $1.5 billion of equity at December 31, 1998.

Senior Capital Distributions

     In July 1999, TWE paid a $627 million distribution to the General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Of the $627 million distribution, WCI and ATC received $372 million and $255 million, respectively.

CASH FLOWS

     During the first six months of 1999, WCI's cash provided by operations amounted to $15 million and reflected $194 million of EBITA, $35 million of noncash depreciation expense, $166 million of distributions from TWE, $42 million of proceeds received under WCI's asset securitization program, less $6 million of interest payments, $352 million of income taxes ($284 million of which was paid to TW Companies under a tax sharing agreement) and $64 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. In the first six months of 1998, WCI's cash provided by operations of $115 million reflected $186 million of EBITA, $38 million of noncash depreciation expense and $177 million of distributions from TWE, less $5 million of interest payments, $103 million of income taxes ($71 million of which was paid to TW Companies under a tax sharing agreement), $172 million of proceeds repaid under WCI's asset securitization program and $6 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $55 million in the first six months of 1999, compared to $2 million in 1998, principally as a result of a decrease in investment proceeds and an increase in capital spending.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


     Cash used by financing activities was $7 million in the first six months of 1999, compared to $74 million in the first six months of 1998, principally as a result of lower advances to TW Companies and decreased dividend payments.

     The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to the General Partners except through the payment of certain reimbursements and cash distributions, which are subject to limitations. Under its bank credit agreement, TWE is permitted to incur additional indebtedness to make distributions and other cash payments to the General Partners subject to its individual compliance with the cash flow and leverage ratio covenants contained therein.

     Management believes that WCI's operating cash flow, cash and equivalents and additional borrowing capacity under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without distributions from TWE above those permitted by existing agreements. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

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

     WCI has generally completed the process of identifying, assessing and planning the remediation of potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year-2000 related failure would significantly impair the ability of one of WCI's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


WCI has identified approximately 200 worldwide, "mission critical" potential exposures. Of these, as of June 30, 1999, approximately 82% have been identified as Year 2000 compliant and the remaining 18% as in the remediation implementation or final testing stages. WCI currently expects that remediation with respect to substantially all of all these identified operations will be substantially completed in all material respects by the end of the third quarter of 1999. WCI, however, could experience unexpected delays. WCI is currently planning to impose a "quiet" period at some point during the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit WCI to conduct testing in a stable environment and to focus on its contingency and transition plans, as necessary.

     As stated above, however, WCI's business is dependent on third parties and these parties are themselves dependent on technology. In some cases, WCI's third party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. WCI has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of completing its determination of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. WCI continues to monitor these situations. Moreover, WCI is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. WCI is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to WCI of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which WCI is uncertain about the anticipated Year 2000 readiness of a significant third party, WCI is investigating available alternatives, if any.

     WCI currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $25 to $40 million, of which an estimated 80% to 90% has been incurred through June 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. WCI anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from WCI's operating cash flow and have not and are not expected to impact materially WCI's financial statements.

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner.
As noted above, however, WCI has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control.
In the event that WCI experiences unanticipated failures of systems within its control, management believes that WCI could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. More importantly, disruptions experienced by third parties with which WCI does business as well as by the economy generally could materially adversely affect WCI. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     WCI continues to focus its efforts on remediation of its Year 2000 exposures. Simultanteously, it is examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. WCI intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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


                                             TWE GENERAL PARTNERS
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                            WCI                     ATC
                                                                            ---                     ---
                                                                   June 30,   December 31,  June 30,   December 31,
                                                                    1999         1998        1999         1998
                                                                    ----         ----        ----         ----
                                                                                    (millions)

ASSETS
Current assets
Cash and equivalents............................................  $   113     $   160      $     -    $      -
Receivables, less allowances of $235 and $278 million...........      856       1,454            -           -
Inventories.....................................................      139         151            -           -
Prepaid expenses................................................      755         670            -           -
                                                                   ------      ------       ------      ------

Total current assets............................................    1,863       2,435            -           -

Investments in and amounts due to and from TWE..................    2,377       1,632        1,850       1,494
Investments in TW Companies.....................................      103         103           61          61
Other investments...............................................    1,435       1,350          441         404
Music catalogues, contracts and copyrights......................      824         876            -           -
Goodwill........................................................    3,445       3,509            -           -
Other assets, primarily property, plant and equipment...........      435         443            -           -
                                                                   ------      ------       ------      ------


Total assets....................................................  $10,482     $10,348       $2,352      $1,959
                                                                   ======      ======       ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable..................................  $   950     $ 1,079      $     -     $     -
Other current liabilities.......................................      434         548            -           -
                                                                   ------      ------       ------      ------

Total current liabilities.......................................    1,384       1,627            -           -

Long-term liabilities, including $799, $670, $565 and
   $477 million due to TW Companies.............................    1,067       1,020          565         477

Shareholders' equity
Common stock....................................................        1           1            1           1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference..............        -           -            -           -
Paid-in capital.................................................   10,195      10,195        2,523       2,523
Retained earnings (accumulated deficit).........................      249          (1)        (192)       (360)
                                                                      ---          --         ----        ----
                                                                   10,445      10,195        2,332       2,164

Due from TW Companies, net......................................   (1,828)     (1,908)        (209)       (346)
Reciprocal interest in TW Companies stock.......................     (586)       (586)        (336)       (336)
                                                                     ----        ----         ----        ----

Total shareholders' equity......................................    8,031       7,701        1,787       1,482
                                                                    -----       -----        -----       -----

Total liabilities and shareholders' equity......................  $10,482     $10,348       $2,352      $1,959
                                                                   ======      ======        =====       =====



See accompanying notes.




                                             TWE GENERAL PARTNERS
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Three Months Ended June 30,
                                                 (Unaudited)



                                                                                WCI                     ATC
                                                                        -----------------        -----------------
                                                                         1999        1998        1999         1998
                                                                         ----        ----        ----         ----
                                                                                        (millions)

Revenues (a).......................................................     $828         $905       $   -       $   -
                                                                         ---          ---         ---         ---

Cost of revenues (a)(b)............................................      491          555           -           -
Selling, general and administrative (a)(b).........................      304          324           -           -
                                                                         ---          ---         ---         ---

Operating expenses.................................................      795          879           -           -
                                                                         ---          ---         ---         ---

Business segment operating income..................................       33           26           -           -
Equity in pretax income of TWE (a).................................      470          102         324          70
Interest and other, net (a)(c).....................................       76           16          44           9
                                                                         ---          ---         ---         ---

Income before income taxes.........................................      579          144         368          79
Income taxes (a)...................................................     (226)         (67)       (144)        (33)

Net income.........................................................     $353         $ 77        $224        $ 46
                                                                         ===          ===         ===         ===


____________________

(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General
       Partners:


Revenues...........................................................    $  49         $  (2)     $   -        $   -
Cost of revenues...................................................       (7)           (2)         -            -
Selling, general and administrative................................       (9)           (5)         -            -
Equity in pretax income of TWE.....................................       (9)           (3)         -            -
Interest and other, net............................................       35            30          -            -
Income taxes.......................................................     (199)          (36)      (133)         (26)

(b)    Includes depreciation and amortization expense of:..........    $  85         $  87      $   -        $   1
                                                                        ====          ====       ====         ====


(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time
       Warner Telecom, Inc.











See accompanying notes.



                                             TWE GENERAL PARTNERS
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Six Months Ended June 30,
                                                 (Unaudited)



                                                                                WCI                     ATC
                                                                        -----------------       ------------------
                                                                         1999        1998        1999         1998
                                                                         ----        ----        ----         ----
                                                                                        (millions)

Revenues (a).......................................................   $1,764       $1,793       $   -       $   -
                                                                       -----        -----        ----        ----

Cost of revenues (a)(b)............................................    1,034        1,131           -           -
Selling, general and administrative (a)(b).........................      666          608           -           -
                                                                       -----        -----        ----        ----

Operating expenses.................................................    1,700        1,739           -           -
                                                                       -----        -----        ----        ----

Business segment operating income..................................       64           54           -           -
Equity in pretax income of TWE (a).................................      672          175         462         120
Interest and other, net (a)(c).....................................       80           15          48          14
                                                                       -----        -----        ----        ----

Income before income taxes.........................................      816          244         510         134
Income taxes (a)...................................................     (345)        (125)       (205)        (60)
                                                                        ----         ----        ----         ---

Net income.........................................................    $ 471       $  119       $ 305        $ 74
                                                                       =====        =====       =====        ====
------------------
(a)    Includes the following income (expenses) resulting from transactions with
       Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

Revenues...........................................................    $ 113         $ 46       $   -        $  -
Cost of revenues...................................................      (12)         (11)          -           -
Selling, general and administrative................................      (10)          (2)          -           -
Equity in pretax income of TWE.....................................      (25)         (12)          -           -
Interest and other, net............................................       65           38           -           -
Income taxes.......................................................     (284)         (71)       (183)        (47)

(b)    Includes depreciation and amortization expense of:..........    $ 165         $170       $   -        $  -
                                                                        ====         ====        ====         ====

(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time
       Warner Telecom, Inc.











See accompanying notes.



                                             TWE GENERAL PARTNERS
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Six Months Ended June 30,
                                                 (Unaudited)





                                                                                WCI                     ATC
                                                                                ---                     ---
                                                                         1999        1998        1999         1998
                                                                         ----        ----        ----         ----
                                                                                        (millions)
OPERATIONS
Net income.........................................................     $471         $119        $305        $ 74
Adjustments for noncash and nonoperating items:
Depreciation and amortization......................................      165          170           -           -
Excess (deficiency) of distributions over equity in pretax
     income of TWE.................................................     (506)           2        (348)          1
Equity in losses (income) of other investee companies after
     distributions.................................................       (3)          48          (2)          -
Changes in operating assets and liabilities........................     (112)        (224)        (34)         (1)
                                                                        ----         ----         ---         ---

Cash provided (used) by operations.................................       15          115         (79)         74
                                                                        ----         ----         ---         ---

INVESTING ACTIVITIES
Investments and acquisitions.......................................      (20)         (22)          -           -
Capital expenditures...............................................      (60)         (44)          -           -
Investment proceeds................................................       25           64           -           -
                                                                        ----         ----         ---         ---

Cash used by investing activities..................................      (55)          (2)          -           -
                                                                        ----         ----         ---         ---

FINANCING ACTIVITIES
Dividends..........................................................      (87)         (98)        (58)        (65)
Decrease (increase) in amounts due from TW Companies, net..........       80           24         137          (9)
                                                                        ----         ----         ---         ---

Cash provided (used) by financing activities.......................       (7)         (74)         79         (74)
                                                                        ----         ----         ---         ---

INCREASE (DECREASE) IN CASH AND EQUIVALENTS........................      (47)          39           -           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................      160          102           -           -
                                                                        ----         ----         ---         ---

CASH AND EQUIVALENTS AT END OF PERIOD..............................     $113         $141       $   -        $  -
                                                                        ====         ====        ====         ====











See accompanying notes.


                                             TWE GENERAL PARTNERS
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          Six Months Ended June 30,
                                                 (Unaudited)







                                                                                WCI                    ATC
                                                                                ---                    ---
                                                                       1999        1998         1999         1998
                                                                       ----        ----         ----         ----
                                                                                      (millions)

BALANCE AT BEGINNING OF PERIOD.....................................   $7,701       $8,521      $1,482      $2,087

Net income.........................................................      471          119         305          74
Other comprehensive income (loss)..................................       (6)         (19)          9          (7)
                                                                       -----        -----       -----       -----
Comprehensive income (a)...........................................      465          100         314          67

Increase in stock option distribution liability to
   TW Companies (b)................................................     (213)        (246)       (146)       (168)
Dividends..........................................................       (3)          (3)          -           -
Transfers to TW Companies, net.....................................       80           24         137          (9)
Other..............................................................        1            1           -           -
                                                                       -----        -----       -----       -----

BALANCE AT END OF PERIOD...........................................   $8,031       $8,397      $1,787      $1,977
                                                                       =====        =====       =====       =====

________________

(a)Comprehensive income for WCI was $354 million and $76 million for the three months ended June 30, 1999 and 1998, respectively. Comprehensive income for ATC was $225 million and $43 million for the three months ended June 30, 1999 and 1998, respectively.
(b)The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $213 million and $246 million for WCI and $146 million and $168 million for ATC were accrued in the first six months of 1999 and 1998, respectively, because of an increase in the market price of Time Warner common stock (Note
   2).





















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

2.     TWE

         The General Partners' investment in and amounts due to and from TWE at June 30, 1999 and December 31, 1998 consists of the following:


June 30, 1999                                                                                    WCI          ATC
_____________                                                                                    ---          ---
                                                                                                    (millions)

Investment in TWE...........................................................................   $1,846      $1,302
Stock option related distributions due from TWE.............................................      799         548
Other net liabilities due to TWE, principally related to home video distribution............     (268)          -
                                                                                                -----       -----

Total.......................................................................................   $2,377      $1,850
                                                                                                =====       =====



                                             TWE GENERAL PARTNERS
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                                 (Unaudited)

December 31, 1998                                                                                WCI          ATC
_________________                                                                                ---          ---
                                                                                                    (millions)

Investment in TWE...........................................................................   $1,457      $1,034
Stock option related distributions due from TWE.............................................      670         460
Other net liabilities due to TWE, principally related to home video distribution............     (495)          -
                                                                                                -----       -----
Total.......................................................................................   $1,632      $1,494
                                                                                                =====       =====

Partnership Structure and Allocation of Income

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General
Partners. The General Partners collectively own, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the junior priority capital of TWE. TW Companies owns limited partnership interests in TWE of 11.22% of the Series A Capital and Residual Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by a subsidiary of MediaOne Group, Inc. ("MediaOne").

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $1.079 billion and $263 million for the six months ended June 30, 1999 and 1998, respectively, no portion of which was allocated to the limited partnership interests.

Summarized Financial Information of TWE

     Set forth below is summarized financial information of TWE. This information reflects (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, Inc. ("Primestar"), a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity now named Time Warner Telecom Inc. effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December
31, 1998. These transactions are described more fully in TWE's 1998 Form 10-K.

                                                                         Three Months              Six Months
                                                                        Ended June 30,           Ended June 30,
                                                                        --------------           --------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----
                                                                                       (millions)
Operating Statement Information
Revenues...........................................................   $3,060       $2,850      $5,994      $5,760
Depreciation and amortization......................................     (334)        (356)       (642)       (727)
Business segment operating income (1)..............................    1,212          455       1,863         824
Interest and other, net............................................     (167)        (183)       (392)       (347)
Minority interest..................................................     (233)         (82)       (301)       (146)
Income before income taxes.........................................      794          172       1,134         295
Net income.........................................................      767          155       1,079         263

_________________
(1)  Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement and net pretax gains relating to the sale or exchange of certain cable television systems and investments of $760 million recognized in the second quarter of 1999,
     $70 million recognized in the second quarter of 1998, and $84 million for the six months ended June 30, 1998.


                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



                                                                                                   Six Months
                                                                                                  Ended June 30,
                                                                                                  --------------
                                                                                                1999        1998
                                                                                                ----        ----
                                                                                                   (millions)
Cash Flow Information
Cash provided by operations.................................................................   $1,519     $   586
Capital expenditures........................................................................     (649)       (734)
Investments and acquisitions................................................................     (223)       (265)
Investment proceeds.........................................................................      210         506
Borrowings..................................................................................    1,310         503
Debt repayments.............................................................................   (1,539)       (492)
Redemption of preferred stock of subsidiary.................................................     (217)          -
Capital distributions.......................................................................     (280)       (298)
Other financing activities, net.............................................................     (101)        (56)
Increase (decrease) in cash and equivalents.................................................       30        (250)

                                                                                             June 30,   December 31,
                                                                                             --------   ------------
                                                                                              1999         1998
                                                                                              ----         ----
                                                                                                  (millions)
Balance Sheet Information
Cash and equivalents........................................................................   $  117       $  87
Total current assets........................................................................    4,223       4,183
Total assets................................................................................   22,889      22,230
Total current liabilities...................................................................    4,745       4,936
Long-term debt .............................................................................    6,535       6,578
Minority interests..........................................................................    1,744       1,522
Preferred stock of subsidiary...............................................................        -         217
General Partners' Senior Capital............................................................      627         603
Partners' capital...........................................................................    5,711       5,107

Capital Distributions

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1999 and December 31, 1998, the General Partners had recorded $1.347 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $72.63 and $62.06, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 1999, the General Partners received distributions from TWE in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions. During the six months ended June 30, 1998, the General Partners received distributions from TWE in the mount of $298 million, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions. Of such aggregate distributions in 1999 and 1998, WCI received $166 million and $177 million, respectively, and ATC received $114 million and $121 million, respectively.

     In July 1999, TWE paid a $627 million distribution to the General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Of the $627 million distribution, WCI and ATC received $372 million and $255 million, respectively.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


Gain on Termination of MGM Video Distribution Agreement

     In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, of which $127 million has been included in WCI's equity in the pretax income of TWE and $88 million in ATC's equity in the pretax income of TWE in the accompanying consolidated statements of operations.

Gain on Sale or Exchange of Cable Television Systems and Investments

     In 1999 and 1998, largely in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included an exchange of cable television systems serving approximately 450,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp. As a result of these transactions, the operating results of TWE's Cable division include net pretax gains for the second quarter of $760 million in 1999 compared to $70 million of net pretax gains recognized in the second quarter of 1998. Of such amounts, approximately $450 million and $41 million has been included in WCI's equity in the pretax income of TWE in the accompanying consolidated statements of operations for the second quarter of 1999 and 1998, respectively. In addition, approximately $310 million and $29 million related to these gains has been included in ATC's equity in the pretax income of TWE in the accompanying consolidated statements of operations for the second quarter of 1999 and 1998, respectively. Net pretax gains for the first half of 1998 amounted to $84 million, of which $50 million has been recognized by WCI and $34 million has been recognized by ATC.

Primestar

     TWE owns an approximate 24% equity interest in Primestar. In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stock-holders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar. In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. Then, in June 1999, Primestar completed the sale of its high-power satellite rights to DirecTV.

         As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations. Future wind-down losses are not expected to be material to TWE's operating results.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



3.      GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

     In May 1999, Time Warner Telecom Inc. ("Time Warner Telecom"), a competitive local exchange carrier that provides telephony services to businesses, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). Time Warner Telecom raised net proceeds of approximately $270 million, of which $180 million was paid to Time Warner and TWE in satisfaction of certain obligations. In turn, Time Warner and TWE used those proceeds principally to reduce its bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, WCI's ownership interest in Time Warner Telecom was diluted from 27.70% to 21.55% and ATC's ownership interest in Time Warner Telecom was diluted from 19.04% to 14.81%. As a result, WCI and ATC recognized pretax gains of approximately $53 million and $36 million, respectively. These gains have been included in interest and other, net, in the accompanying consolidated statements of operations.

4.     GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $5.2 billion of TWE's debt and accrued interest at June 30, 1999, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

         The portion of TWE debt and accrued interest at June 30, 1999 that was guaranteed by each General Partner is set forth below (dollars in millions):

                                                                                               Total Guaranteed by
                                                                                              Each General Partner
                                                                                              --------------------

General Partner                                                                                  %        Amount
---------------                                                                                -----      ------
WCI  .....................................................................................     59.27      $3,093
ATC  .....................................................................................     40.73       2,125
                                                                                               -----       -----
Total.....................................................................................    100.00      $5,218
                                                                                              ======      ======

5.     COMMITMENTS AND CONTINGENCIES

     The General Partners are subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the consolidated financial statements of the General Partners.

6.     ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                  1999                  1998
                                                                              -------------          ------------
                                                                              WCI       ATC          WCI      ATC
                                                                              ---       ---          ---      ---
                                                                                           (millions)
Cash payments made for interest..........................................      $ 6     $   -       $   5     $  -
Cash payments made for income taxes, net.................................      352       183         103       47
Tax-related distributions received from TWE..............................       82        56          82       56
Noncash capital distributions, net.......................................     (213)     (146)       (246)    (168)


                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

   The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

   (b) Reports on Form 8-K.

     (i) TWE filed a Current Report on Form 8-K dated August 3, 1999 reporting in Item 5 that MediaOne Group Inc.'s management and governance rights over all of TWE's businesses have terminated, resulting in Time Warner Inc. consolidating TWE's operating results and financial position for accounting purposes, which is expected to occur no later than the third quarter of this year.

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

                           TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           By: Warner Communications Inc.,
                                    as General Partner


                           By: /s/  Joseph A. Ripp
                               -------------------
                           Name:    Joseph A. Ripp
                           Title:   Executive Vice President and
                                    Chief Financial Officer

                           AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                           By: /s/  Joseph A. Ripp
                               -------------------
                           Name:    Joseph A. Ripp
                           Title:   Executive Vice President and
                                    Chief Financial Officer


Dated:    August 13, 1999

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K



Exhibit No.      Description of Exhibit


27               Financial Data Schedule.