Form 10-Q
period 1999-09-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 1999-11-15
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1999, or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ___________to ___________.

Commission file number 001-12878


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                      Delaware                          13-3666692
              (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)      Identification Number)



American Television and
 Communications Corporation            Delaware              13-2922502
Warner Communications Inc.             Delaware              13-2696809
(Exact name of registrant as
 specified in its charter          (State or other        (I.R.S. Employer
                                    jurisdiction of        Identification
                                    incorporation or           Number)
                                     organization)



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



                               INDEX TO FORM 10-Q





                                                                                          Page
                                                                                          ----
                                                                                                 TWE
                                                                                               General
                                                                                     TWE       Partners
                                                                                     ----      ---------


PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial
 condition ................................................... .................       1            22
Consolidated balance sheets at September 30, 1999 and December 31, 1998.........      12            29
Consolidated statements of operations for the three months and nine months ended
  September 30, 1999 and 1998...................................................      13            30
Consolidated statements of cash flows for the nine months ended September 30, 1999
 and 1998 ......................................................................      14            32
Consolidated statements of partnership capital and shareholders' equity for the
  nine months ended September 30, 1999 and 1998.................................      15            33
Notes to consolidated financial statements......................................      16            34




PART II. OTHER INFORMATION......................................................      40



                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

        Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

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

AT&T-MediaOne Merger

        At the time of this filing, MediaOne Group, Inc. ("MediaOne"), a limited partner in TWE, had agreed to be acquired by AT&T Corp. ("AT&T"). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement,
MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


        The proposed merger of MediaOne and AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur. Also, there are no assurances that AT&T and Time Warner will reach final agreement on the terms of a cable telephony joint venture, either on the terms discussed on page F-8 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998, or any alternative terms.

Transactions Affecting Comparability of Results of Operations

        As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

        In 1999, these nonrecurring items consisted of (i) an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement and (ii) net pretax gains in the amount of $1.118 billion recognized in the first nine months of 1999 relating to the sale or exchange of various cable television systems and investments. This compares to net pretax gains recognized in the first nine months of 1998 of $90 million relating to the sale or exchange of cable television systems.

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

        In addition, the comparability of TWE's Cable division results has been affected further by certain 1998 cable-related transactions, as described more fully in Note 8 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


RESULTS OF OPERATIONS

EBITA and operating income are as follows:

                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                             --------------------------------  -------------------------------
                                                                Operating                   Operating
                                                     EBITA        Income         EBITA        Income
                                                     -----        ------         -----        ------
                                                  1999   1998  1999  1998       1999   1998  1999   1998
                                                  ----   ----  ----  ----       ----   ----  ----   ----
                                                                       (millions)
Filmed Entertainment-Warner Bros.(1)........      $180  $161  $150   $128    $  658 $  401  $ 567 $  302
Broadcasting-The WB Network.................       (24)  (17)  (25)   (17)      (95)   (78)   (98)   (80)
Cable Networks-HBO..........................       138   117   138    117       394    339    394    339
Cable(2)....................................       699   336   600    240     2,135  1,017  1,863    731
                                                   ---   ---   ---    ---     -----  -----  -----    ---

Total.......................................      $993  $597  $863   $468    $3,092 $1,679 $2,726 $1,292
                                                  ====  ====  ====   ====    ====== ====== ====== ======

------------
(1) Includes a net pretax gain of approximately  $215 million  recognized in the first  quarter  of  1999  in  connection  with  the  early  termination  and settlement of a long-term home video distribution agreement.
(2) Includes net pretax gains  relating to the sale or exchange of certain cable television  systems and  investments of $358 million in the third quarter of
    1999 and $6 million  in the third  quarter  of 1998.  Similarly,  nine-month results  include net pretax gains of $1.118  billion in 1999 and $90 million in 1998.


     Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Consolidated Results

        TWE had revenues of $3.474 billion and net income of $561 million for the three months ended September 30, 1999, compared to revenues of $3.220 billion and net income of $172 million for the three months ended September 30, 1998.

        As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $358 million of net pretax gains in 1999, compared to $6 million of net pretax gains in 1998.

        TWE's net income increased to $561 million in 1999, compared to $172 million in 1998. However, excluding the effect of the nonrecurring items referred to earlier, net income increased by $54 million to $220 million in 1999 from $166 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $39 million and $23 million for the three months ended September 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

        Filmed Entertainment-Warner Bros. Revenues increased to $1.862 billion in 1999, compared to $1.727 billion in 1998. EBITA increased to $180 million in 1999 from $161 million in 1998. Operating income increased to $150 million in 1999 from $128 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television syndication operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and television syndication operations, offset in part by lower results from consumer products operations.

        In connection with declines in the operations of certain of Warner Bros.'s retail stores, management is in the process of evaluating several strategic alternatives for its retail operations. These alternatives include the gradual reduction and updating of Warner Bros.'s store portfolio, including the transformation of some of the traditional retail outlets to smaller, more efficient stores and an increasing emphasis on e-commerce opportunities. To the extent management takes action under some of these alternatives, a non-cash charge, principally relating to the acceleration of future depreciation expense, may be required. Management's evaluation is expected to continue through the 1999 holiday shopping season.

        Broadcasting-The WB Network. Revenues were $84 million in 1999, compared to $64 million in 1998. EBITA decreased to a loss of $24 million in 1999 from a loss of $17 million in 1998. Operating losses increased to $25 million in 1999 from $17 million in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower television ratings for the summer repeat programming lineup. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

        Cable Networks-HBO. Revenues increased to $540 million in 1999, compared to $505 million in 1998. EBITA and operating income increased to $138 million in 1999 from $117 million in 1998. Revenues benefited primarily from an increase in pay-television subscriptions. EBITA and operating income increased principally due to the revenue gains and increased cost savings.

        Cable. Revenues increased to $1.124 billion in 1999, compared to $1.052 billion in 1998. EBITA increased to $699 million in 1999 from $336 million in 1998. Operating income increased to $600 million in 1999 from $240 million in 1998. These operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions") and by net pretax gains of $358 million recognized in 1999 and $6 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        Interest and Other, Net. Interest and other, net, decreased to $185 million of expense in 1999, compared to $203 million of expense in 1998. Interest expense decreased to $138 million in 1999, compared to $145 million in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, decreased to $47 million in 1999, compared to $58 million in 1998. The decrease principally related to lower dividend requirements on preferred stock of a subsidiary that was redeemed in March 1999.

        Minority Interest. Minority interest expense increased to $60 million in 1999, compared to $52 million in 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned
by  the   TWE-Advance/Newhouse   Partnership   ("TWE-A/N"),   a  majority-owned
partnership of TWE, to the minority owners of that partnership. Excluding the significant effect of the gains recognized in 1999, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

     Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Consolidated Results

        TWE had revenues of $9.468 billion and net income of $1.640 billion for the nine months ended September 30, 1999, compared to revenues of $8.980 billion and net income of $435 million for the nine months ended September 30, 1998.

        As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $1.333 billion of net pretax gains in 1999, compared to $90 million of net pretax gains in 1998.

        TWE's net income increased to $1.640 billion in 1999, compared to $435 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $117 million to $482 million in 1999 from $365 million in 1998. As more fully discussed below, this improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

        As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $94 million and $55 million for the nine months ended September 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

        Filmed Entertainment-Warner Bros. Revenues increased to $4.688 billion in 1999, compared to $4.364 billion in 1998. EBITA increased to $658 million in 1999 from $401 million in 1998. Operating income increased to $567 million in 1999 from $302 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding the gain, EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and television distribution operations, offset in part by lower results from consumer products operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        In connection with declines in the operations of certain of Warner Bros.'s retail stores, management is in the process of evaluating several strategic alternatives for its retail operations. These alternatives include the gradual reduction and updating of Warner Bros.'s store portfolio, including the transformation of some of the traditional retail outlets to smaller, more efficient stores and an increasing emphasis on e-commerce opportunities. To the extent management takes action under some of these alternatives, a non-cash charge, principally relating to the acceleration of future depreciation expense, may be required. Management's evaluation is expected to continue through the 1999 holiday shopping season.

        Broadcasting-The WB Network. Revenues were $246 million in 1999, compared to $170 million in 1998. EBITA decreased to a loss of $95 million in 1999 from a loss of $78 million in 1998. Operating losses increased to $98 million in 1999 from $80 million in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year, improved television ratings and advertising rate increases. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

        Cable Networks-HBO. Revenues increased to $1.612 billion in 1999, compared to $1.526 billion in 1998. EBITA and operating income increased to $394 million in 1999 from $339 million in 1998. Revenues benefited primarily from an increase in pay-television subscriptions. EBITA and operating income increased principally due to the revenue gains, increased cost savings, and higher income from Comedy Central, a 50%-owned equity investee.

        Cable. Revenues increased to $3.312 billion in 1999, compared to $3.289 billion in 1998. EBITA increased to $2.135 billion in 1999 from $1.017 billion in 1998. Operating income increased to $1.863 billion in 1999 from $731 million in 1998. These operating results were affected by the 1998 Cable Transactions and by net pretax gains of $1.118 billion recognized in 1999 and $90 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

        Interest and Other, Net. Interest and other, net, increased to $577 million of expense in 1999, compared to $550 million of expense in 1998. Interest expense decreased to $411 million in 1999, compared to $418 million in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, increased to $166 million in 1999, compared to $132 million in 1998. This increase principally related to higher losses from certain investments accounted for under the equity method of accounting, offset in part by lower dividend requirements on preferred stock of a subsidiary that was redeemed in March 1999.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        Minority Interest. Minority interest expense increased to $361 million in 1999, compared to $198 million in 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1999

Financial Condition

        At September 30, 1999, TWE had $6.7 billion of debt, $235 million of cash and equivalents (net debt of $6.5 billion) and $6.3 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' senior priority capital and $5.1 billion of partners' capital at December 31, 1998.

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

Cash Flows

        During the first nine months of 1999, TWE's cash provided by operations amounted to $2.205 billion and reflected $3.092 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $632 million of noncash depreciation expense and $20 million of proceeds from TWE's asset securitization program, less $394 million of interest payments, $84 million of income taxes, $54 million of corporate expenses, and $1.007 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.273 billion in the first nine months of 1998 reflected $1.679 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $698 million of noncash depreciation expense and $131 million of proceeds from TWE's asset securitization program, less $419 million of interest payments, $57 million of income taxes, $54 million of corporate expenses and $705 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        Cash used by investing activities was $540 million in the first nine months of 1999, compared to $887 million in the first nine months of 1998. The decrease principally resulted from the collection of TWE's $400 million loan to Time Warner and lower capital expenditures, offset in part by a $198 million decrease in investment proceeds relating largely to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation. Capital expenditures decreased to $1.009 billion in the first nine months of 1999, compared to $1.092 billion in the first nine months of 1998.

        Cash used by financing activities was $1.517 billion in the first nine months of 1999, compared to $583 million in the first nine months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $1.116 billion of capital distributions to Time Warner and $39 million of debt reduction. The use of cash in 1998 principally resulted from the payment of $1.060 billion of capital distributions to Time Warner, offset in part by an $675 million increase in net borrowings.

        Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

        Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $910 million in the nine months ended September 30, 1999, compared to $991 million in the nine months ended September 30, 1998. Cable capital spending is expected to approximate $350 million for the remainder of 1999. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment Backlog

        Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.571 billion at September 30, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $307 million and to Time Warner's cable television networks of $612 million). This compares to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to TWE's cable television networks of $199 million and to Time Warner's cable television networks of $570 million).

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

        The Company's Year 2000 initiative continues to be conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation--inventorying, assessment, remediation planning, implementation and final testing--is actively overseen and reviewed on a regular basis by an executive oversight group.

        The Company, initially identified and assessed potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguished those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. As of September 30, 1999, substantially all of the potential exposures have been identified by the divisions as Year 2000 compliant and of those that are not reported as compliant, substantially all were in the installation or final testing stages and expected to be substantially completed in all material respects by the middle of the fourth quarter of 1999. The Company, however, could experience unexpected delays. The Company is expecting to focus its attention during the fourth quarter of 1999 on conducting final integrated testing in a stable environment and on refinements and testing of its contingency and transition plans, as necessary.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        As stated above, however, the Company's business is heavily dependent on third parties, both domestically and internationally, and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. In addition, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes needed to be upgraded to become Year 2000 compliant. The box manufacturers and cable industry groups together developed solutions that the Company has substantially completed installing and testing in its headend equipment at its various geographic locations. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and has made its determinations of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

        The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 75% to 85% has been incurred through September 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        As stated above, the Company is now focusing its attention on its contingency and transition plans. It has examined its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. These plans are intended to provide guidance and alternatives for unanticipated failures of internal systems as well as external failures that may impede any of the Company's businesses from operating normally. The Company intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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



                                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                           CONSOLIDATED BALANCE SHEET
                                                  (Unaudited)
                                                                            September 30, December 31,
                                                                                1999         1998
                                                                                ----         ----
                                                                                   (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $  235     $    87
Receivables, including $1.049 billion and $765 million due from Time Warner,
   less allowances of $470 and $506 million................................     2,885       2,618
Inventories................................................................     1,238       1,312
Prepaid expenses...........................................................       223         166
                                                                                  ---         ---

Total current assets.......................................................     4,581       4,183

Noncurrent inventories.....................................................     2,021       2,327
Loan receivable from Time Warner...........................................         -         400
Investments................................................................       829         886
Property, plant and equipment..............................................     6,385       6,041
Cable television franchises................................................     4,823       3,773
Goodwill...................................................................     3,764       3,854
Other assets...............................................................       825         766
                                                                                  ---         ---
Total assets...............................................................   $23,228     $22,230
                                                                              =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................   $ 1,440     $ 1,473
Participations and programming costs payable...............................     1,673       1,515
Debt due within one year...................................................         6           6
Other current liabilities, including $821 and $370 million due to Time Warner   2,075       1,942
                                                                                -----       -----

Total current liabilities..................................................     5,194       4,936

Long-term debt.............................................................     6,725       6,578
Other long-term liabilities, including $1.024 and $1.130 billion due to
 Time Warner ..............................................................     3,166       3,267
Minority interests.........................................................     1,801       1,522
Preferred stock of subsidiary holding solely a mortgage note of its parent.         -         217
Time Warner General Partners' Senior Capital...............................         -         603

Partners' capital
Contributed capital........................................................     7,338       7,341
Undistributed partnership deficit..........................................      (996)     (2,234)
                                                                                 ----      ------

Total partners' capital....................................................     6,342       5,107
                                                                                -----       -----

Total liabilities and partners' capital....................................   $23,228     $22,230
                                                                              =======     =======



See accompanying notes.



                                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)


                                                               Three Months           Nine Months
                                                           Ended September 30,     Ended September 30,
                                                           -------------------     -------------------
                                                             1999       1998        1999        1998
                                                             ----       ----        ----        ----
                                                                          (millions)
Revenues (a)...........................................     $3,474    $3,220       $9,468    $8,980

Cost of revenues (a)(b)................................     (2,362)   (2,181)      (6,266)   (6,017)
Selling, general and administrative (a)(b).............       (607)     (577)      (1,809)   (1,761)
Gain on sale or exchange of cable systems and investments      358         6        1,118        90
Gain on early termination of video distribution agreement        -         -          215         -
                                                                 -         -            -         -
                                                               ---       ---          ---       ---

Business segment operating income......................        863       468        2,726     1,292
Interest and other, net (a)............................       (185)     (203)        (577)     (550)
Minority interest......................................        (60)      (52)        (361)     (198)
Corporate services (a).................................        (18)      (18)         (54)      (54)
                                                               ---       ---          ---       ---

Income before income taxes.............................        600       195        1,734       490
Income taxes...........................................        (39)      (23)         (94)      (55)
                                                               ---       ---          ---       ---

Net income.............................................     $  561    $  172       $1,640   $   435
                                                            ======    ======       ======   =======

---------------
(a) Includes the following income  (expenses)  resulting from  transactions with the partners of TWE and other related companies:
      Revenues.........................................       $150      $227         $422      $474
      Cost of revenues.................................        (62)      (49)        (198)     (142)
      Selling, general and administrative..............         (7)      (14)         (23)      (16)
      Gain on sale or exchange of cable systems and
       investments                                             308         -          308         -
      Interest and other, net..........................         (8)        1           20         6
      Corporate expenses...............................        (18)      (18)         (54)      (54)

(b) Includes depreciation and amortization expense of:.     $  356    $  358       $  998    $1,085
                                                            ======    ======       ======    ======



See accompanying notes.



                                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited)


                                                                                Nine Months
                                                                             Ended September 30,
                                                                             -------------------
                                                                              1999        1998
                                                                              ----        ----
                                                                                 (millions)
OPERATIONS
Net income.................................................................  $1,640      $  435
Adjustments for noncash and nonoperating items:
Depreciation and amortization..............................................     998       1,085
Changes in operating assets and liabilities................................    (433)       (247)
                                                                               ----        ----

Cash provided by operations................................................   2,205       1,273
                                                                              -----       -----

INVESTING ACTIVITIES
Investments and acquisitions...............................................    (273)       (335)
Capital expenditures.......................................................  (1,009)     (1,092)
Investment proceeds........................................................     342         540
Collection of loan to Time Warner..........................................     400           -
                                                                                ---         ---

Cash used by investing activities..........................................    (540)       (887)
                                                                               ----        ----

FINANCING ACTIVITIES
Borrowings.................................................................   1,854       1,515
Debt repayments............................................................  (1,893)       (840)
Redemption of preferred stock of subsidiary................................    (217)          -
Capital distributions......................................................  (1,116)     (1,060)
Other......................................................................    (145)       (198)
                                                                               ----        ----

Cash used by financing activities..........................................  (1,517)       (583)
                                                                             ------        ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................................     148        (197)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................................      87         322
                                                                                ---         ---

CASH AND EQUIVALENTS AT END OF PERIOD...................................... $   235      $  125
                                                                            =======      ======



See accompanying notes.

                                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                                  (Unaudited)






                                                                                 Nine Months
                                                                              Ended September 30,
                                                                              -------------------
                                                                               1999        1998
                                                                               ----        ----
                                                                                  (millions)
BALANCE AT BEGINNING OF PERIOD.............................................  $5,107       $6,333

Net income.................................................................   1,640          435
Other comprehensive income (loss)..........................................       6          (21)
                                                                              -----          ---
Comprehensive income(a)....................................................   1,646          414

Stock option and tax-related distributions.................................    (383)        (746)
Distribution of Time Warner Telecom interests..............................       -         (191)
Allocation of income to Time Warner General Partners' Senior Capital.......     (24)         (52)
Other......................................................................      (4)          (2)
                                                                              -----         ----

BALANCE AT END OF PERIOD...................................................  $6,342       $5,756
                                                                             ======       ======

---------------
(a)     Comprehensive  income for the three months ended  September 30, 1999 and 1998 was $520 million and $167 million, respectively.



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

        Each of the business interests within Cable Networks, Filmed Entertainment and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, and (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

        The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $130 million and $129 million for the three months ended September 30, 1999 and 1998, respectively and $366 million and $387 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


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

Reclassifications

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

3.      GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

        In 1999 and 1998, largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 450,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp., and a large exchange of cable television systems serving approximately 160,000 subscribers for other cable television systems of comparable size owned by MediaOne. As a result of these transactions, the operating results of TWE include net pretax gains for the third quarter of $358 million in 1999 and $6 million in 1998. Net pretax gains for the first nine months of the year amounted to $1.118 billion in 1999 and $90 million in 1998.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in the accompanying consolidated statement of operations. As of September 30, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to TWE's operating results.

5.      INVENTORIES

        Inventories consist of:
                                                               September 30, 1999     December 31, 1998
                                                               ------------------     -----------------
                                                              Current  Noncurrent   Current     Noncurrent
                                                              -------  ----------   -------     ----------
                                                                             (millions)
Film costs:
   Released, less amortization.........................       $  609      $  735    $  614      $  744
   Completed and not released..........................          164          64       179          76
   In process and other................................           36         324        23         572
   Library, less amortization..........................            -         521         -         560
Programming costs, less amortization...................          331         377       426         375
Merchandise............................................           98           -        70           -
                                                              ------      ------    ------      ------
Total..................................................       $1,238      $2,021    $1,312      $2,327
                                                              ======      ======    ======      ======

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

        During the nine months ended September 30, 1999, TWE accrued $316 million of tax-related distributions and $67 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $60.75 at September 30, 1999 and $62.06 at December 31, 1998. During the nine months ended September 30, 1998, TWE accrued $264 million of tax-related distributions and $482 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock.
Also, during the nine months ended September 30, 1998, Time Warner Cable's business telephony operations were reorganized into a separate entity named Time Warner Telecom Inc. ("Time Warner Telecom"). In connection with that reorganization, TWE recorded a $191 million noncash distribution of its business telephony net assets to its partners based on their historical cost.

        During the nine months ended September 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $489 million, consisting of $316 million of tax-related distributions and $173 million of stock option related distributions. During the nine months ended September 30, 1998, TWE paid the Time Warner General Partners distributions in the amount of $1.060 billion, consisting of $264 million of tax-related distributions, $217 million of stock option related distributions and a $579 million distribution to the Time Warner General Partners relating to their Senior Capital interests.

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

8.      SEGMENT INFORMATION

        TWE classifies  its business  interests  into three  fundamental  areas:
Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)




                                                             Three Months          Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          -------------------   -------------------
                                                           1999        1998      1999        1998
                                                           ----        ----      ----        ----
                                                                        (millions)
Revenues
Filmed Entertainment-Warner Bros.......................  $1,862       $1,727    $4,688    $4,364
Broadcasting-The WB Network............................      84           64       246       170
Cable Networks-HBO.....................................     540          505     1,612     1,526
Cable..................................................   1,124        1,052     3,312     3,289
Intersegment elimination...............................    (136)        (128)     (390)     (369)
                                                           ----         ----      ----      ----

Total..................................................  $3,474       $3,220    $9,468    $8,980
                                                         ======       ======    ======    ======

                                                             Three Months           Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          -------------------   -------------------
                                                           1999        1998      1999        1998
                                                           ----        ----      ----        ----
                                                                       (millions)
EBITA(1)
Filmed Entertainment-Warner Bros.(2)...................    $180         $161    $  658    $  401
Broadcasting-The WB Network............................     (24)         (17)      (95)      (78)
Cable Networks-HBO.....................................     138          117       394       339
Cable(3)...............................................     699          336     2,135     1,017
                                                            ---          ---     -----     -----

Total..................................................    $993         $597    $3,092    $1,679
                                                           ====         ====    ======    ======
---------------
(1)EBITA   represents   business   segment   operating   income  before  noncash
   amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and nine months ended September 30, 1999, respectively,  and for the corresponding periods in the prior year was $863  million and $2.726  billion in 1999 and $468 million and $1.292 billion in 1998.
(2)Includes a net pretax gain of  approximately  $215 million  recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(3)Includes net pretax gains  relating to the sale or exchange of certain  cable television  systems  of $358  million  in the  third  quarter  of 1999 and $6 million in the third quarter of 1998.  Similarly,  nine-month results include net pretax gains of $1.118 billion in 1999 and $90 million in 1998.


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

                                                             Three Months          Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          -------------------   -------------------
                                                           1999        1998      1999        1998
                                                           ----         ----      ----        ----
                                                                       (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.......................   $  44      $ 48         $109      $126
Broadcasting-The WB Network............................       -         1            1         1
Cable Networks-HBO.....................................       7         6           20        16
Cable..................................................     175       174          502       555
                                                            ---       ---          ---       ---

Total..................................................    $226      $229         $632      $698
                                                           ====      ====         ====      ====

                                                             Three Months          Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          -------------------   -------------------
                                                           1999        1998      1999        1998
                                                           ----        ----      ----        ----
                                                                       (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.......................    $ 30      $ 33      $ 91         $ 99
Broadcasting-The WB Network............................       1         -         3            2
Cable Networks-HBO.....................................       -         -         -            -
Cable..................................................      99        96       272          286
                                                             --        --       ---          ---

Total..................................................    $130      $129      $366         $387
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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)




10.     ADDITIONAL FINANCIAL INFORMATION

                                                                                   Nine Months
                                                                                Ended September 30,
                                                                                -------------------
                                                                                 1999        1998
                                                                                 ----        ----
                                                                                    (millions)
Interest expense...........................................................      $411      $418
Cash payments made for interest............................................       394       419
Cash payments made for income taxes, net...................................        84        57
Noncash capital distributions..............................................        67       673

        Noncash investing activities included the exchange of certain cable television systems in 1999 and 1998 (see Note 3). Noncash investing activities in the first nine months of 1998 also included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse
Partnership, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see TWE's 1998 Form 10-K.


                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

        On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests. In addition, at that time, each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees"). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE (collectively, the "General Partners"). They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

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

Investment in TWE

        TWE was capitalized in June 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. TW Companies holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne").

        At the time of this filing, MediaOne had agreed to be acquired by AT&T Corp. ("AT&T"). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Because WCI and ATC jointly control TWE, each will continue to account for its investment in TWE under the equity method of accounting.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



        The proposed merger of MediaOne and AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur. Also, there are no assurances that AT&T and Time Warner will reach final agreement on the terms of a cable telephony joint venture, either on the terms discussed on page F-8 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998, or any alternative terms.

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

        With a combined reach of approximately 10% of all domestic Internet users*, the combined entity is expected to create a significant platform for Time Warner's music and video e-commerce initiatives and position WCI for incremental growth opportunities relating to online sales of music and video product and the digital distribution of music. In addition, management believes that the use of Columbia House's existing active club members and the cross-promotional opportunities to be offered by Time Warner and Sony will lower customer acquisition costs and increase the combined entity's customer base.

        As part of this transaction, Time Warner and Sony each have made certain strategic and financial commitments to the combined entity. Among the strategic commitments, which have a term of five years and are subject to certain conditions and qualifications, Time Warner and Sony will provide the combined entity with opportunities to purchase advertising and promotional support from their diverse media properties. In addition, as part of their commitment to make the combined entity their primary vehicle to pursue the packaged music e-commerce business, Time Warner and Sony will link their own music-controlled web sites in the U.S. and Canada to the combined entity's web sites. This will enable consumers to sample content from their favorite artists and genres and then immediately make a purchase. Time Warner and Sony have also each agreed to guarantee, for up to a three-year period, one-half of the borrowings under a new credit facility to be entered into by the combined entity upon the closing of the merger. The credit facility is expected to provide for up to $450 million of borrowings, which will be used to support the ongoing growth and capital needs of the business and to refinance approximately $300 million of existing debt and liabilities of Columbia House. WCI will not guarantee any of such borrowings.

        The merger is expected to close in late 1999 or early 2000 and is subject to customary closing conditions, including regulatory approvals and approval by existing CDNOW shareholders. There can be no assurance that such approvals will be obtained.


____________
*  As measured by Media Metrix, Inc. as of September 1999.

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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

        WCI had revenues of $852 million and net income of $193 million for the three months ended September 30, 1999, compared to revenues of $938 million and net income of $66 million for the three months ended September 30, 1998. EBITA decreased to $79 million from $97 million. Operating income decreased to $17 million from $31 million. Revenues decreased primarily due to lower domestic and international recorded music sales. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, like Brazil and Germany. EBITA and operating income decreased principally as a result of the decline in worldwide revenues, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the fourth quarter of 1999, which could continue to affect operating results negatively.

        WCI's equity in the pretax income of TWE was $356 million for the three months ended September 30, 1999, compared to $115 million for the three months ended September 30, 1998. TWE's pretax income increased in 1999 as compared to 1998 because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 2 to the accompanying consolidated financial statements. These nonrecurring items consisted of $358 million of net pretax gains in 1999, compared to $6 million of net pretax gains in 1998. Excluding the effect of these nonrecurring items, TWE's pretax income increased by $70 million to $259 million in 1999 from $189 million in 1998. This increase principally resulted from an overall increase in TWE's business segment operating income.

        WCI's interest and other, net was $16 million of income in the third quarter of 1999, compared to $3 million of expense in the third quarter of 1998. Interest expense was $4 million in both 1999 and 1998. Other income, net, increased to $20 million in the third quarter of 1999, compared to $1 million in the third quarter of 1998. The increase principally related to lower equity losses from certain investments accounted for under the equity method of accounting.

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

     Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

        WCI had revenues of $2.616 billion and net income of $664 million for the nine months ended September 30, 1999, compared to revenues of $2.731 billion and net income of $185 million for the nine months ended September 30, 1998. EBITA decreased to $273 million from $283 million. Operating income decreased to $81 million from $85 million. Revenues decreased primarily due to lower domestic and international recorded music sales. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, like Brazil and Germany. EBITA and operating income decreased principally as a result of the decline in worldwide revenues and less licensing income from direct-marketing activities, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the fourth quarter of 1999, which could continue to affect operating results negatively.

        WCI's equity in the pretax income of TWE was $1.028 billion for the nine months ended September 30, 1999, compared to $290 million for the nine months ended September 30, 1998. TWE's pretax income increased in 1999 as compared to 1998 because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 2 to the accompanying consolidated financial statements. These nonrecurring items consisted of approximately $1.333 billion of net pretax gains in 1999, compared to $90 million of net pretax gains in 1998. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased by $156 million to $576 million in 1999 from $420 million in 1998. This improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

        WCI's interest and other, net was $96 million of income for the nine months ended September 30, 1999, compared to $12 million of income for the nine months ended September 30, 1998. Interest expense was $14 million in both 1999 and 1998. Other income, net, increased to $110 million in 1999, compared to $26 million in 1998. The increase principally related to the recognition of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (the "Time Warner Telecom IPO"), a competitive local exchange carrier that provides telephony services to businesses, and lower equity losses from certain investments accounted for under the equity method of accounting.

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



FINANCIAL CONDITION AND LIQUIDITY
September 30, 1999

Financial Condition

        WCI had $8.1 billion of equity at September 30, 1999, compared to $7.7 billion of equity at December 31, 1998. Cash and equivalents decreased to $143 million at September 30, 1999, compared to $160 million at December 31, 1998. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     ATC had $1.8 billion of equity at September 30, 1999, compared to $1.5 billion of equity at December 31, 1998.

Senior Capital Distributions

        In July 1999, TWE paid a $627 million distribution to the General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Of the $627 million distribution, WCI and ATC received $372 million and $255 million, respectively.

Cash Flows

        During the first nine months of 1999, WCI's cash provided by operations amounted to $119 million and reflected $273 million of EBITA, $54 million of noncash depreciation expense, $392 million of distributions from TWE (excluding $269 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), $90 million of proceeds received under WCI's asset securitization program, less $8 million of interest payments, $550 million of income taxes ($445 million of which was paid to TW Companies under a tax sharing agreement) and $132 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. In the first nine months of 1998, WCI's cash provided by operations of $382 million reflected $283 million of EBITA, $54 million of noncash depreciation expense and $358 million of distributions from TWE (excluding $270 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $7 million of interest payments, $174 million of income taxes ($121 million of which was paid to TW Companies under a tax sharing agreement), $120 million of proceeds repaid under WCI's asset securitization program and $12 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

        Cash provided by investing activities was $156 million in the first nine months of 1999, compared to $296 million in 1998, principally as a result of an increase in capital expenditures and a decrease in investment proceeds.

        Cash used by financing activities was $292 million in the first nine months of 1999, compared to $584 million in the first nine months of 1998, principally as a result of lower advances to TW Companies.

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

        WCI's Year 2000 project has several phases: inventorying, assessment, remediation planning, implementation and final testing. WCI's progress through these phases continues to be actively overseen by a senior technology executive who reports on a regular basis to the senior financial executive. Assistance is obtained, when appropriate, from both internal and outside professional sources.

        WCI initially identified and assessed potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguished those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of WCI's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. WCI has identified approximately 200 worldwide, "mission critical" potential exposures. As of September 30, 1999, substantially all of these potential exposures have been identified as Year 2000 compliant and of those that are not reported as compliant, substantially all were in the final testing stages and expected to be substantially completed in all material respects by the middle of the fourth quarter of 1999. WCI, however, could experience unexpected delays. WCI is expecting to focus its attention during the fourth quarter of 1999 on conducting final integrated testing in a stable environment and on refinements and testing of its contingency and transition plans, as necessary.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        As stated above, however, WCI's business is dependent on third parties, both domestically and internationally, and these parties are themselves dependent on technology. In some cases, WCI's third party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. WCI has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and has made its determinations of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. WCI continues to monitor these situations. Moreover, WCI is dependent, like all large companies, on the continued
functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. WCI is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to WCI of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which WCI is uncertain about the anticipated Year 2000 readiness of a significant third party, WCI is investigating available alternatives, if any.

        WCI  currently  estimates  that  the  aggregate  cost of its  Year  2000 remediation program, which started in 1996, will be approximately $25 to $40 million, of which an estimated 85% to 95% has been incurred through September 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. WCI anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from WCI's operating cash flow and have not and are not expected to impact materially WCI's financial statements.

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued



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

        As stated above, WCI is now focusing its attention on its contingency and transition plans. It has examined its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. These plans are intended to provide guidance and alternatives for unanticipated failures of internal systems as well as external failures that may impede any of WCI's businesses from operating normally. WCI intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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


                                             TWE GENERAL PARTNERS
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                       WCI                           ATC
                                                                       ---                           ---
                                                            September 30,   December 31,    September 30, December 31,
                                                            -------------   ------------    ------------- ------------
                                                                1999            1998          1999        1998
                                                                ----            ----          ----        ----
                                                                                   (millions)
ASSETS
Current assets
Cash and equivalents............................            $    143        $   160        $     -      $     -
Receivables, less allowances of $241 and $278 million            936          1,454              -            -
Inventories.....................................                 151            151              -            -
Prepaid expenses................................                 797            670              -            -
                                                                 ---            ---            ---          ---

Total current assets............................               2,027          2,435              -            -

Investments in and amounts due to and from TWE..               2,121          1,632          1,727        1,494
Investments in TW Companies.....................                 103            103             61           61
Other investments...............................               1,469          1,350            442          404
Music catalogues, contracts and copyrights......                 801            876              -            -
Goodwill........................................               3,412          3,509              -            -
Other assets, primarily property, plant and equipment            475            443              -            -
-----------------------------------------------------            ---            ---            ---          ---

Total assets....................................             $10,408        $10,348         $2,230       $1,959
                                                             =======        =======         ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable..................            $    992        $ 1,079            $ -       $    -
Other current liabilities.......................                 483            548              -            -
                                                                 ---            ---            ---          ---

Total current liabilities.......................               1,475          1,627              -            -

Long-term liabilities, including $607, $670, $433 and
   $477 million due to TW Companies.............                 832          1,020             33           477

Shareholders' equity
Common stock....................................                   1              1              1             1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference                 -              -              -             -
Paid-in capital.................................               9,926         10,195          2,338         2,523
Retained earnings (accumulated deficit).........                 481             (1)           (15)         (360)
                                                                 ---             --            ---          ----
                                                              10,408         10,195          2,324         2,164
                                                              ======         ======          =====         =====

Due from TW Companies, net......................              (1,721)        (1,908)          (191)         (346)
Reciprocal interest in TW Companies stock.......                (586)          (586)          (336)         (336)
                                                                ----           ----           ----          ----

Total shareholders' equity......................               8,101          7,701          1,797         1,482
                                                               -----          -----          -----         -----

Total liabilities and shareholders' equity......             $10,408        $10,348         $2,230        $1,959
                                                             =======        =======         ======        ======



See accompanying notes.


                                             TWE GENERAL PARTNERS
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Three Months Ended September 30,
                                                  (Unaudited)



                                                                 WCI                 ATC
                                                                 ---                 ---
                                                           1999      1998       1999      1998
                                                           ----      ----       ----      ----
                                                                        (millions)
Revenues (a)...........................................    $852      $938     $   -     $   -
                                                           ----      ----     ----      ----

Cost of revenues (a)(b)................................     465       601         -         -
Selling, general and administrative (a)(b).............     370       306         -         -
                                                            ---       ---       ---       ---

Operating expenses.....................................     835       907         -         -
                                                            ---       ---       ---       ---

Business segment operating income......................      17        31         -         -
Equity in pretax income of TWE (a).....................     356       115       244        80
Interest and other, net (a)............................      16        (3)        8         3
                                                             --        --        --        --

Income before income taxes.............................     389       143       252        83
Income taxes (a).......................................    (196)      (77)     (113)      (39)
                                                           ----       ---      ----       ---

Net income.............................................    $193      $ 66      $139      $ 44
                                                           ====      ====      ====      ====
------------------
(a) Includes the following income  (expenses)  resulting from  transactions with
    Time Warner, TW Companies, TWE or equity investees of the General Partners:

     Revenues..........................................    $ 42      $ 93     $   -      $  -
     Cost of revenues..................................      (6)       (7)        -         -
     Selling, general and administrative...............     (12)      (10)        -         -
     Equity in pretax income of TWE....................     (17)      (13)        -         -
     Interest and other, net...........................      36        16         -         -
     Income taxes......................................    (161)      (50)      (97)      (30)

(b)  Includes depreciation and amortization expense of:    $ 81      $ 82     $   -     $  -
                                                           ====      ====     =====     =====




See accompanying notes.


                                             TWE GENERAL PARTNERS
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Nine Months Ended September 30,
                                                  (Unaudited)



                                                               WCI                    ATC
                                                               ---                    ---
                                                          1999      1998        1999      1998
                                                          ----      ----        ----      ----
                                                                       (millions)
Revenues (a)...........................................  $2,616    $2,731     $   -     $   -
                                                         ------    ------     -----     -----

Cost of revenues (a)(b)................................   1,499     1,732         -         -
Selling, general and administrative (a)(b).............   1,036       914         -         -
                                                          -----       ---       ---       ---

Operating expenses.....................................   2,535     2,646         -         -
                                                          -----     -----       ---       ---

Business segment operating income......................      81        85         -         -
Equity in pretax income of TWE (a).....................   1,028       290       706       200
Interest and other, net (a)(c).........................      96        12        56        17
                                                             --        --        --        --

Income before income taxes.............................   1,205       387       762       217
Income taxes (a).......................................    (541)     (202)     (318)      (99)
                                                           ----      ----      ----       ---

Net income.............................................  $  664    $  185     $ 444      $118
                                                         ======    ======     =====      ====
------------------
(a)  Includes the following income  (expenses)  resulting from transactions with
     Time Warner, TW Companies, TWE or equity investees of the General Partners:

        Revenues.......................................   $ 155      $139     $   -      $  -
        Cost of revenues...............................     (18)      (18)        -         -
        Selling, general and administrative............     (22)      (12)        -         -
        Equity in pretax income of TWE.................     (42)      (25)        -         -
        Interest and other, net........................     101        54         -         -
        Income taxes...................................    (445)     (121)     (280)      (77)

(b)  Includes depreciation and amortization expense of:   $ 246      $252     $   -      $  -
                                                          =====      ====     =====      ====

(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom, Inc.



See accompanying notes.


                                             TWE GENERAL PARTNERS
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Nine Months Ended September 30,
                                                  (Unaudited)



                                                                     WCI                   ATC
                                                                     ---                   ---
                                                                1999      1998       1999      1998
                                                                ----      ----       ----      ----
                                                                            (millions)
OPERATIONS
Net income.............................................        $664      $185        $444      $118
Adjustments for noncash and nonoperating items:
Depreciation and amortization..........................         246       252           -         -
Excess (deficiency) of distributions over equity in pretax
    income of TWE......................................        (636)       68        (436)       47
Equity in losses (income) of other investee companies after
    distributions......................................           9        63          (4)       (1)
Changes in operating assets and liabilities............        (164)     (186)        (18)        5
                                                               ----      ----         ---         -

Cash provided (used) by operations.....................         119       382         (14)      169
                                                                ---       ---         ---       ---

INVESTING ACTIVITIES
Investments and acquisitions...........................        (37)      (26)          -         -
Capital expenditures...................................       (101)      (73)          -         -
Investment proceeds....................................         25       125           -         -
Proceeds received from distribution of TWE Senior Capital      269       270         185       185
                                                               ---       ---         ---       ---

Cash provided by investing activities..................        156       296         185       185
                                                               ---       ---         ---       ---

FINANCING ACTIVITIES
Dividends..............................................       (479)     (477)       (326)     (324)
Decrease (increase) in amounts due from TW Companies, net      187      (107)        155       (30)
                                                               ---      ----         ---       ---

Cash used by financing activities......................       (292)     (584)       (171)     (354)
                                                              ----      ----        ----      ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS............        (17)       94           -         -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD............        160       102           -         -
                                                               ---       ---         ---       ---

CASH AND EQUIVALENTS AT END OF PERIOD..................      $ 143      $196       $   -      $  -
                                                             =====      ====       =====      ====



See accompanying notes.



                                             TWE GENERAL PARTNERS
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        Nine Months Ended September 30,
                                                  (Unaudited)




                                                                     WCI                   ATC
                                                                     ---                   ---
                                                                1999      1998       1999     1998
                                                                ----      ----       ----     ----
                                                                            (millions)

BALANCE AT BEGINNING OF PERIOD.........................      $7,701      $8,521   $1,482    $2,087

Net income.............................................         664        185       444       118
Other comprehensive income (loss)......................         (35)       (17)        -        (8)
                                                                ---        ---       ---       ---
Comprehensive income (a)...............................         629        168       444       110

Increase in stock option distribution liability to
   TW Companies (b)....................................        (40)       (286)      (27)     (196)
Dividends..............................................       (377)       (349)     (255)     (235)
Transfers to TW Companies, net.........................        187        (107)      155       (30)
Other..................................................          1           5       ( 2)       (1)
                                                               ---         ---       ---       ---


BALANCE AT END OF PERIOD...............................      $8,101      $7,952   $1,797    $1,735
                                                             ======      ======   ======    ======

------------------
(a) Comprehensive  income for WCI was $164 million and $68 million for the three months ended September 30, 1999 and 1998, respectively. Comprehensive income for ATC was  $130  million  and $43  million  for  the  three  months  ended
    September 30, 1999 and 1998, respectively.
(b) The  General   Partners   record   distributions   to  TW  Companies  and  a
    corresponding  receivable  from TWE as a result of the stock option  related distribution  provisions  of the TWE  partnership  agreement.  Stock  option distributions  of $40 million  and $286  million for WCI and $27 million and
    $196 million for ATC were accrued in the first nine months of 1999 and 1998, respectively,  because of an  increase  in the market  price of Time  Warner common stock (Note 2).



See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests. In addition, at that time, each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees," see Note 4). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

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


                                             TWE GENERAL PARTNERS
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                                  (Unaudited)


2.      TWE

        The General Partners' investment in and amounts due to and from TWE at September 30, 1999 and December 31, 1998 consists of the following:

September 30, 1999                                                                    WCI        ATC
------------------                                                                    ---        ---
                                                                                        (millions)
Investment in TWE..........................................................         $1,854    $1,311
Stock option related distributions due from TWE............................            608       416
Other net liabilities due to TWE, principally related to home video distribution      (341)        -
                                                                                      ----      ----

Total......................................................................         $2,121    $1,727
                                                                                    ======    ======

December 31, 1998                                                                     WCI        ATC
                                                                                      ---        ---
                                                                                        (millions)
Investment in TWE..........................................................         $1,457    $1,034
Stock option related distributions due from TWE............................            670       460
Other net liabilities due to TWE, principally related to home video distribution      (495)        -
                                                                                      ----      ----
Total......................................................................         $1,632    $1,494
                                                                                    ======    ======

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

        The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $1.640 billion and $435 million for the nine months ended September 30, 1999 and 1998, respectively, no portion of which was allocated to the limited partnership interests.

AT&T-MediaOne Merger

        At the time of this filing, MediaOne had agreed to be acquired by AT&T Corp. ("AT&T"). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Each of WCI and ATC will continue to account for its investment in TWE under the equity method of accounting.

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


                                                                       Three Months          Nine Months
                                                                   Ended September 30,   Ended September 30,
                                                                   -------------------   --------------------
                                                                   1999         1998     1999        1998
                                                                   ----         ----     ----        ----
                                                                                  (millions)
Operating Statement Information
Revenues...............................................          $3,474      $3,220     $9,468    $8,980
Depreciation and amortization..........................            (356)       (358)      (998)   (1,085)
Business segment operating income (1)..................             863         468      2,726     1,292
Interest and other, net................................            (185)       (203)      (577)     (550)
Minority interest......................................             (60)        (52)      (361)     (198)
Income before income taxes.............................             600         195      1,734       490
Net income.............................................             561         172      1,640       435
------------------
(1) Includes a net pretax gain of approximately  $215 million  recognized in the first  quarter  of  1999  in  connection  with  the  early  termination  and settlement of a long-term home video  distribution  agreement.  In addition, includes net pretax gains  relating to the sale or exchange of certain cable television  systems and investments for the third quarter of $358 million in
    1999 and $6 million in 1998 and $1.118  billion and $90 million for the nine months ended September 30, 1999 and 1998, respectively.


                                                                                          Nine months
                                                                                       Ended September 30,
                                                                                       -------------------
                                                                                        1999       1998
                                                                                        ----       ----
                                                                                           (millions)
Cash Flow Information
Cash provided by operations................................................             $2,205    $1,273
Capital expenditures.......................................................             (1,009)   (1,092)
Investments and acquisitions...............................................               (273)     (335)
Investment proceeds........................................................                342       540
Collection of loan to Time Warner..........................................                400         -
Borrowings.................................................................              1,854     1,515
Debt repayments............................................................             (1,893)     (840)
Redemption of preferred stock of subsidiary................................               (217)        -
Capital distributions......................................................             (1,116)   (1,060)
Other financing activities, net............................................               (145)     (198)
Increase (decrease) in cash and equivalents................................                148      (197)

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

                                                                                     September 30,   December 31,
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                            (millions)
Balance Sheet Information
Cash and equivalents.......................................................          $    235          $   87
Total current assets.......................................................             4,581           4,183
Total assets...............................................................            23,228          22,230
Total current liabilities..................................................             5,194           4,936
Long-term debt ............................................................             6,725           6,578
Minority interests.........................................................             1,801           1,522
Preferred stock of subsidiary..............................................                 -             217
General Partners' Senior Capital...........................................                 -             603
Partners' capital..........................................................             6,342           5,107


Capital Distributions

        The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1999 and December 31, 1998, the General Partners had recorded $1.024 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $60.75 and $62.06, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 1999, the General Partners received distributions from TWE in the amount of $1.116 billion, consisting of $627 million of Senior Capital distributions (representing the return of $454 million of contributed capital and the distribution of a $173 million priority capital return), $316 million of tax-related distributions and $173 million of stock option related distributions. During the nine months ended September 30, 1998, the General Partners received distributions from TWE in the amount of $1.060 billion, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $264 million of tax-related distributions and $217 million of stock option related distributions. Of such aggregate distributions in 1999 and 1998, WCI received $661 million and $628 million, respectively, and ATC received $455 million and $432 million, respectively.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


Gain on Sale or Exchange of Cable Television Systems and Investments

        In 1999 and 1998, largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 450,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T, and a large exchange of cable television systems serving approximately 160,000 subscribers for other cable television systems of comparable size owned by MediaOne. As a result of these transactions, the operating results of TWE include net pretax gains for the third quarter of $358 million in 1999 and $6 million in 1998. Of such amounts, approximately $212 million and $4 million has been included in WCI's equity in the pretax income of TWE in the accompanying consolidated statements of operations for the third quarter of 1999 and 1998, respectively. In addition, approximately $146 million and $2 million related to these gains has been included in ATC's equity in the pretax income of TWE in the accompanying consolidated statements of operations for the third quarter of 1999 and 1998, respectively. TWE recognized net pretax gains of $1.118 billion for the first nine months of 1999 and $90 million for the first nine months of 1998. Of such amounts, approximately $663 million and $53 million has been included in WCI's equity in the pretax income of TWE in the accompanying consolidated statements of operations for the nine months ended September 30, 1999 and 1998, respectively. In addition, approximately $455 million and $37 million has been included in WCI's equity in the pretax income of TWE in the accompanying consolidated statements of operations for the nine months ended September 30, 1999 and 1998, respectively.

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

        As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations. As of September 30, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to TWE's operating results.

3.      GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

        In May 1999, Time Warner Telecom Inc. ("Time Warner Telecom"), a competitive local exchange carrier that provides telephony services to businesses, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). Time Warner Telecom raised net proceeds of approximately $270 million, of which $180 million was paid to Time Warner and TWE in satisfaction of certain obligations. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, WCI's ownership interest in Time Warner Telecom was diluted from 27.70% to 21.55% and ATC's ownership interest in Time Warner Telecom was diluted from 19.04% to 14.81%. As a result, WCI and ATC recognized pretax gains of approximately $53 million and $36 million, respectively. These gains have been included in interest and other, net, in the accompanying consolidated statements of operations.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)



4.      GENERAL PARTNER GUARANTEES

        Each General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at September 30, 1999, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

        The portion of TWE debt and accrued interest at September 30, 1999 that was guaranteed by each General Partner is set forth below (dollars in millions):


                                                                                   Total Guaranteed by
                                                                                   Each General Partner
                                                                                   --------------------
General Partner                                                                        %        Amount
                                                                                     ----       ------
WCI ................................................................                 59.27     $3,193
ATC ................................................................                 40.73      2,195
                                                                                     -----      -----
Total...............................................................                100.00     $5,388
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



6.      ADDITIONAL FINANCIAL INFORMATION

        Additional financial information with respect to cash flows is as follows:

                                                                      Nine months Ended September 30,
                                                                      -------------------------------
                                                                          1999              1998
                                                                          ----              ----
                                                                      WCI    ATC        WCI       ATC
                                                                      ---    ---        ---       ---
                                                                               (millions)
Cash payments made for interest.............................        $   8    $   -     $   7     $  -
Cash payments made for income taxes, net....................          550      280       174       77
Tax-related distributions received from TWE.................          187      129       156      108
Noncash capital distributions, net..........................           40       27       286      196



                                          Part II. Other Information


Item 1.   Legal Proceedings.

        Reference is made to the consolidated actions referenced as In re Compact Disc Antitrust Litigation described on pages I-29 and I-30 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). The Court has scheduled trial to commence on February 14, 2000. Plaintiffs claim substantial and treble damages against all record company defendants.

        Reference is made to the litigation entitled Parker, et al. v. TWE, et al., described on page I-31 of TWE's 1998 Form 10-K. The Court, on reconsideration of its earlier decision to grant defendants' motion to dismiss this action as had been reported on page 33 of TWE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, has now denied that motion.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.
             _________

        The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

        (b) Reports on Form 8-K.
            ____________________

               (i) TWE filed a Current Report on Form 8-K dated August 3, 1999 reporting in Item 5 a significant reduction in MediaOne Group Inc.'s governance and management rights over TWE's businesses.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         By: Warner Communications Inc.,
                                  as General Partner


                         By:    /s/Joseph A Ripp
                               -----------------
                         Name:  Joseph A. Ripp
                         Title: Executive Vice President and
                                Chief Financial Officer

                     AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                         By:    /s/  Joseph A. Ripp
                                -------------------
                         Name:  Joseph A. Ripp
                         Title: Executive Vice President and
                                Chief Financial Officer


Dated: November 12, 1999

                                  EXHIBIT INDEX
                    Pursuant to Item 601 of Regulations S-K



Exhibit No.   Description of Exhibit


27             Financial Data Schedule.