Form 10-K405
period 1999-12-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2000-03-30
CIK 893657, 5910, 104650

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 001-12878

                              -------------------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                             13-3666692

   (STATE OR OTHER JURISDICTION OF INCORPORATION                                       (I.R.S. EMPLOYER
          OR ORGANIZATION OF REGISTRANT)                                                IDENTIFICATION
                                                                                           NUMBER)

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION              DELAWARE                  13-2922502
WARNER COMMUNICATIONS INC.                                      DELAWARE                  13-2696809
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS         (STATE OR OTHER JURISDICTION     (I.R.S. EMPLOYER
CHARTER)                                            OF INCORPORATION OR ORGANIZATION)  (IDENTIFICATION
                                                                                           NUMBER)

                              75 ROCKEFELLER PLAZA
                            NEW YORK, NEW YORK 10019
                                 (212) 484-8000
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

                              -------------------

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

                   Time Warner Entertainment Company, L.P.
                        Corporate Organization Chart


Included in the Form 10-K for Time Warner Entertainment Company, L.P. ("TWE") is a chart illustrating TWE's corporate organization, providing the following information:

      Time Warner Inc. owns 100% of the Time Warner General and Limited Partners.(1)

      Time Warner General and Limited Partners own 74.49% of TWE. TWE is also 25.51%-owned by MediaOne Limited Partner.(2)

      TWE owns 100% of Time Warner Cable, Cable Networks - HBO and Filmed Entertainment-Warner Bros., and 64.8% of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 1.9%-owned by TWI Cable and 33-1/3% - owned by Advance/Newhouse.(3)



--------------
(1) Subsidiaries of Time Warner Inc. own 100% of the capital stock of each of the Time Warner General and Limited Partners.

(2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interests that are junior to the pro rata priority capital interests. (See Note 9 to TWE's consolidated financial statements.)

(3) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART I

ITEM 1. BUSINESS

    Time Warner Entertainment Company, L.P. ('TWE') is engaged principally in four fundamental areas of business:

     Cable Networks, consisting principally of interests in pay cable television programming;

     Filmed Entertainment, consisting principally of interests in filmed entertainment, television production, and television broadcasting;

     Cable, consisting principally of interests in cable television systems; and

     Digital Media, consisting principally of interests in Internet-related and digital media businesses.

    The Time Warner Cable division of TWE also manages substantially all of the cable television systems owned by Time Warner Inc., a Delaware corporation ('Time Warner'), and the combined cable television operations are conducted under the name of Time Warner Cable.

    TWE is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by Time Warner prior to such time. Currently, Time Warner, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne'). MediaOne has an option to increase its Series A Capital and Residual Capital interests from 25.51% to up to 31.84% in certain events (see 'Description of Certain Provisions of the TWE Partnership Agreement').

    Two Time Warner subsidiaries are the general partners of TWE (the 'Time Warner General Partners'). In accordance with the partnership's governing documents, as a result of MediaOne's August 1999 notice of intent to terminate its covenant not to compete with TWE, MediaOne's right to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited, significant matters affecting TWE as a whole. The termination of the covenant not to compete is necessary for MediaOne to complete its proposed merger with AT&T Corp. ('AT&T').

    In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') known as TWE-A/N. As of December 31, 1999, TWE-A/N owned cable television systems (or interests) serving
6.7 million subscribers. TWE is the managing partner of TWE-A/N, which is owned 64.8% by TWE, 33.3% by Advance/Newhouse and 1.9% by TWI Cable Inc. For information about certain transactions affecting TWE-A/N during 1999, see
Note 2, 'Cable Transactions -- TWE-A/N Transfers' to TWE's consolidated financial statements on pages F-26 and F-27 herein.

THE TIME WARNER GENERAL PARTNERS

    At the time TWE was capitalized, thirteen direct or indirect wholly owned subsidiaries of Time Warner contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Warner Bros., Home Box Office and cable television businesses to TWE for general partnership interests. During late 1993 through 1994, nine of the thirteen original general partners were merged or dissolved into the other four, and in 1997 two additional companies were merged. As a result, Warner Communications Inc. ('WCI,' a subsidiary of Time Warner) and American Television and Communications Corporation ('ATC,' a subsidiary of Time Warner) are the two remaining general partners of TWE. They have succeeded to the general partnership interests of all of the other former general partners. TWE does not have any ownership interest in the businesses or assets of the Time Warner Gerneral Partners.

    The principal assets of the Time Warner General Partners currently include, in addition to their interests in TWE: WCI's ownership of substantially all of the Warner Music Group ('WMG'), which produces and distributes recorded music and owns and administers music copyrights; WCI's 50% interest in DC Comics, a New York general partnership which is 50% owned by TWE ('DC Comics'); WCI's 37.25% interest in Time Warner Entertainment Japan Inc., a corporation organized under the laws of Japan ('TWE Japan'); certain securities of TBS which in the aggregate represent an equity interest of approximately 10.6% in TBS; and 7.66% of the common stock of Time Warner Companies, Inc., the assets of which consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE. In January, Time Warner announced that it had entered into an agreement with Britain's EMI Group plc to contribute substantially all of WCI's music assets into two equally-owned ventures (See below).

RECENT EVENTS

    On January 10, 2000, Time Warner and America Online, Inc. ('America Online') announced a strategic merger of equals (the 'AOL Merger') to create the world's leading media and communications company. America Online is a world leader in interactive services, web brands, Internet technologies and electronic commerce services. The AOL Merger will be structured as an all-stock transaction pursuant to which Time Warner's common stockholders will receive 1.5 shares of a new holding company, to be named AOL Time Warner Inc., for each share of Time Warner's common stock they own. America Online's stockholders will receive one share of AOL Time Warner Inc. common stock for each share of America Online common stock they own. Following completion of the AOL Merger, America Online and Time Warner will each become a wholly owned subsidiary of AOL Time Warner.

    Initially, half of the 16 directors of AOL Time Warner will be selected by America Online and half will be selected by Time Warner. Stephen Case, the Chairman and Chief Executive Officer of America Online, will become Chairman of the Board of AOL Time Warner and Gerald Levin, the Chairman and Chief Executive Officer of Time Warner, will become Chief Executive Officer. AOL Time Warner will be headquartered in New York City with additional executive offices in Dulles, Virginia. Among other things, the AOL Merger is subject to regulatory approvals and the approvals of the Company's and of America Online's stockholders. Additional information on the AOL Merger is provided in 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- America Online-Time Warner Merger' at pages F-2 and F-3 and in
Note 17, 'Subsequent Events -- America Online-Time Warner Merger,' to TWE's consolidated financial statements, at page F-43 herein.

    On January 24, 2000, Time Warner and Britain's EMI Group plc announced that they had agreed to combine their global music operations into two equally-owned ventures to be collectively known as Warner EMI Music. Under the agreement, Time Warner will nominate six of the new company's 11-member Board of Directors. Warner EMI Music will be headquartered in New York, with its non-U.S. operations based in London. Completion of the transaction is subject to regulatory approvals and approval by EMI shareholders. Additional information on the formation of the joint venture is provided in Note 16, 'Subsequent
Events -- Warner-EMI Music Merger' to the TWE Gerneral Partner's consolidated financial statements at page F-79 herein.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes certain 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-12 and F-13 of 'Management's Discussion and Analysis of Results of Operations and Financial Condition.' TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                             CABLE NETWORKS -- HBO

    TWE's Cable Networks business consists principally of the multichannel HBO and Cinemax pay television programming services (collectively, the 'Home Box Office Services'), operated by the Home Box Office division of TWE ('Home Box Office').

    HBO is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 35.7 million subscriptions as of December 31, 1999.

GENERAL

    Through its Home Box Office division, TWE distributes HBO, the leading domestic pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality original programming, such as feature motion pictures, mini-series and television series produced specifically by or for HBO. In addition, HBO offers sporting and special entertainment events, such as concerts and comedy shows.

    The Home Box Office Services distribute their programming via cable and other distribution technologies, including satellite distribution. The Services generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry them. With the proliferation of new cable networks and services, competition for cable carriage on the limited available analog channel capacity has intensified.

    The programming produced for HBO and Cinemax is generally transmitted via satellites to receivers located at local operations centers for each affiliated cable company, or to home satellite dish receivers. Individual dish owners wishing to receive programming from one of the satellite distribution companies must purchase a consumer decoder and arrange for its activation.

    The Home Box Office Services, being commercial free, generate their revenue principally from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. Individual subscribers to the Home Box Office Services are generally billed monthly by their local cable company or DTH packager for each service purchased and are free to cancel a service at any time.

    As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large DTH distribution companies or multiple system cable operators, such as AT&T, has increased. Home Box Office attempts to assure continuity in its relationships with affiliates and has entered into multi-year contracts with affiliates, whenever possible. Although Home Box Office believes the prospects of continued carriage and marketing of its programming services by the larger affiliates are good, the loss of one or more of them as distributors of any individual service could have a material adverse effect on its business.

PROGRAMMING

    A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films' box office performances.

    Both HBO and Cinemax are made available in a multichannel format, allowing subscribers to receive through participating distribution affiliates up to six separately programmed channels of HBO (such as HBO-Family, providing G and PG-rated programming only, or HBO-Zone, offering a younger, hipper programming mix) and four separately programmed channels of Cinemax programming (such as ThrillerMax or ActionMax).

    Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has agreements with DreamWorks SKG, Regency Entertainment, Sony Pictures Entertainment,

Inc. ('Sony Pictures') and Twentieth Century Fox Film Corporation ('Fox') pursuant to which it has acquired exclusive rights to exhibit all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount Pictures Corporation, Sony Pictures and Walt Disney Pictures for older, library films.

    HBO also defines itself by the exhibition of award-winning pay television original movies and mini-series, sporting events such as boxing matches, sports documentaries and sports news programs, including 'Real Sports with Bryant Gumbel,' as well as dramatic and comedy specials and series, such as 'The Sopranos,' and concert events, family programming and documentaries.

OTHER INTERESTS

    Time Warner Sports, a division of Home Box Office, operates TVKO Pay-Per-View from HBO, an entity that distributes pay-per-view prize fights and other pay-per-view programming.

    In 1999, Home Box Office's own production company, HBO Independent Productions, produced 'Everybody Loves Raymond,' now in its fourth season on CBS. Divisions of Home Box Office also produce comedy programming for HBO, such as 'The Chris Rock Show,' and for other networks.

INTERNATIONAL

    HBO Ole, a 29.4%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. TWE also has interests in several advertiser-supported television services distributed by HBO Ole in Latin America. HBO Brasil, another partnership in which TWE has a 23% interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, a movie-based pay television service which, together with Cinemax, is distributed to various countries in Southeast Asia.

    In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic, the Slovak Republic, Poland and Romania.

                      OTHER BASIC CABLE NETWORK INTERESTS

    TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 62 million homes at year-end 1999.

    TWE also holds a 50% interest in Court TV, which was available in approximately 37.5 million homes at year-end 1999. Court TV is an advertiser-supported basic cable television service whose newly expanded programming includes coverage of live and taped legal proceedings during the day and a mix featuring popular crime television series in syndication and real crime stories in the evening.

                                  COMPETITION

    Each of the Home Box Office Services competes with other television programming services for distribution on the limited number of analog channels available on cable and other television systems. The Services compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Services face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

                              FILMED ENTERTAINMENT

    TWE's Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, operate The WB Television Network, license rights to TWE's characters, operate retail stores featuring consumer products based on TWE's characters and brands and operate motion picture theaters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE.

WARNER BROS. FEATURE FILMS

    Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others. Warner Bros. Pictures also acquires for distribution completed films produced and financed by others. Acquired distribution rights may be limited to specified territories, media and/or periods of time. The terms of Warner Bros. Pictures' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

    Warner Bros. Pictures' strategy includes building movie franchises, which will continue with the planned expansion of The Matrix into a series of films and the introduction in 2001 of the first of a series of Harry Potter motion pictures. Warner Bros. Pictures has also announced a strategic effort to release films with a diversified mix of genres, talent and budgets. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 1999, Warner Bros. Pictures released a total of 25 motion pictures for theatrical exhibition, of which six were wholly financed by Warner Bros. Pictures and 19 were produced by or with others. 1999 releases from Warner Bros. Pictures (both wholly financed and co-produced) included Analyze This, Any Given Sunday, Pokemon -- The First Movie, The Green Mile, The Matrix, Three Kings and Wild Wild West. A total of 24 motion pictures are currently slated to be released during 2000, of which four are wholly financed by Warner Bros. Pictures and 20 are produced by or with others.

    Warner Bros. Pictures' joint venture arrangements include: (i) Bel-Air Entertainment, a joint venture with Canal+ to co-finance on primarily a 50/50 basis the production, overhead and development costs of 10 to 20 motion pictures through 2003; (ii) a joint venture with Village Roadshow Pictures to co-finance under a 50/50 cost sharing arrangement the production of up to 40 motion pictures through 2005; (iii) an exclusive arrangement with Alcon Entertainment ('Alcon') under which Warner Bros. Pictures will have substantially all worldwide distribution rights in a minimum of 10 motion pictures produced and financed by Alcon; and (iv) an arrangement with a wholly owned subsidiary of Universal Pictures ('Universal') to co-finance on a 50/50 basis through 2000 certain motion pictures produced or acquired by Castle Rock, a subsidiary of Time Warner, under which Warner Bros. and Universal each acquire distribution rights in the U.S. and Canada to half of the Castle Rock pictures produced under this arrangement and international distribution rights to the other half on an alternating basis.

    Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. ('Morgan Creek') through June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures and certain foreign distribution services for selected pictures. Warner Bros. Pictures will also distribute eight motion pictures produced by Franchise Entertainment LLC through its domestic servicing arrangements with Morgan Creek.

HOME VIDEO

    Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes and DVDs containing the filmed entertainment product of Warner Bros. Pictures, WarnerVision Entertainment, Castle Rock, New Line Cinema and Home Box Office divisions. WHV also distributes other companies' product for which it has acquired the rights, including the distribution of DVDs on behalf of Disney in Europe, the Middle East,

Africa and Australia. Under distribution agreements, WHV licenses video product and shares in revenues generated by its customers.

    WHV sells its product in the United States and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international countries, WHV's product is distributed through licensees. Videocassette product is manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties.

    In North America, WHV released five titles on videocassette for home rental in 1999 with sales and licensed units exceeding one million units each: The Matrix, Analyze This, Deep Blue Sea, Message in a Bottle and Rush Hour. Additionally, WHV released 10 titles on videocassette in the North American sell-through market that generated sales of more than one million units each. Internationally, the following titles, among others, generated substantial home video revenues in 1999: The Matrix, You've Got Mail, Lethal Weapon 4 and A Perfect Murder.

    DVDs, capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided or dual-layered disc -- further increased their presence in the North American and international markets during 1999. Since the inception of the format, WHV has released over 500 titles on DVD in North America, of which 25 have generated sales of more than 250,000 units each, headed by The Matrix, with sales in excess of two million units. WHV is currently benefitting by releasing in DVD format both first-run feature motion pictures and titles from WHV's extensive catalogue.

TELEVISION

    Warner Bros. is one of the world's leading suppliers of television programming. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all U.S. networks, syndicated domestic television, cable syndication and a growing array of international television distribution outlets. The distribution library owned or managed by Warner Bros. currently has approximately 5,700 feature films, 32,000 television titles, 12,000 animated titles and 1,500 classic animated shorts.

    Warner Bros.' television programming is primarily produced by Warner Bros. Television ('WBTV'), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions ('Telepictures'), which specializes in reality-based and talk/variety series. Returning network primetime series from WBTV include, among others, ER, Friends, The Drew Carey Show, Whose Line Is It Anyway? and For Your Love, along with WBTV's newest series, The West Wing. Telepictures is responsible for the development and production of original programming primarily for syndicated television. In this capacity, Telepictures has successfully launched, among others, The Rosie O'Donnell Show.

    Warner Bros. Animation ('WBA') is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comic's libraries, including Looney Tunes and the Hanna-Barbera libraries. Animation programming is important to TWE as a foundation for various product merchandising and marketing revenue streams as well as being an important source of initial and on-going programming for various distribution outlets, including those owned by TWE (including
Kids' WB!).

    WBA continues to be a leading producer of original children's animation programming, including the series Batman Beyond and various direct-to-video projects, and also continues to distribute the popular Pokemon animated series in the U.S.

    The expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased distribution opportunities for the Warner Bros. and TBS libraries. A typical sale of a new series produced by or for WBTV to a major domestic network grants that network an option to carry such series for four years, after which time WBTV can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

    Warner Bros. International Television Distribution ('WBITD') is the world's largest distributor of feature and television programming for television exhibition outside of the United States. WBITD distributes programming in more than 175 countries and in more than 40 languages. The introduction of new technologies and programming services throughout the world has created many new opportunities for WBITD. In conjunction with these new services seeking Warner Bros.' programming, WBITD has formed strategic alliances with some of the world's leading satellite, cable and over-the-air television broadcasters, and is also active in the development and production of both English and local language television programming with international partners.

BACKLOG

    Warner Bros.' backlog, representing the future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $3.033 billion at December 31, 1999 (including amounts relating to the intercompany licensing of film product to TWE's cable television networks of $365 million and to Time Warner's cable television networks of $599 million). The backlog excludes advertising barter contracts.

THE WB TELEVISION NETWORK

    The WB Television Network ('The WB') completed its fifth year of broadcast operations in January 2000. During the l999/2000 broadcast season, The WB expanded its primetime program line-up to six nights and is now airing 13 hours of series programming from Sunday to Friday nights. The network's line-up includes the family series 7th Heaven, as well as programming aimed at a teen and young adult audience, such as Dawson's Creek, Charmed, Buffy the Vampire Slayer, Felicity, Roswell, Popular and Angel.

    The WB's children's network, Kids' WB!, airs 19 hours of programming per week with programming on weekday mornings, weekday afternoons and Saturday mornings led by Pokemon, the No. 1-rated Saturday morning children's animation series.

    As had been anticipated, during the fourth quarter of 1999 the WGN Superstation discontinued its carriage of The WB programming and, as a result, the total TV household coverage of The WB was reduced from approximately 90% to 83%. Seventy primary broadcast affiliates together with eight cable-only affiliates provide coverage for The WB in the top 99 markets. Additional coverage of approximately 5.4 million homes is provided by The WB 100+ Station Group, a partnership with broadcast affiliates and cable operators in markets 100-212 that provides The WB and syndicated programming to those markets.

    Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an 11% interest in the network.

CONSUMER PRODUCTS AND STUDIO STORES

    Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, Turner classic films and the literary phenomenon Harry Potter.

    Warner Bros. Studio Stores operates 146 stores in the United States. Fifty-four other stores are owned and operated by franchisees in 14 countries or territories throughout the world. Warner Bros. Studio Stores has recently commenced a plan to improve the performance of its stores which includes the closing of underperforming stores, the modification of other stores into smaller, more efficient operations and the exploitation of potential e-commerce opportunities. See also 'Management's Discussion and Analysis of Results of Operations and Financial Condition,' at page F-5 and Note 3, 'Filmed Entertainment Transactions -- 1999 Warner Bros. Retail Stores Write-Down,' to TWE's consolidated financial statements at page F-27 herein for additional information.

THEATERS

    Through joint ventures, Warner Bros. International Theatres at December 31, 1999 operated 107 multi-screen cinema complexes with 975 screens in 7 foreign countries, including 30 theaters in Australia, 27 in the United Kingdom, 28 in Japan, 10 in Portugal, 6 in Italy, 5 in Spain and 1 in Taiwan. In January 2000, a partnership of a Warner Bros. affiliate and Viacom repurchased out of bankruptcy a chain of theaters located in Colorado and California. The partnership is in the process of disposing of a substantial number of the acquired sites and may retain and operate a select few located primarily in southern California.

                           OTHER ENTERTAINMENT ASSETS

THEME PARKS

    During 1999, Warner Bros. sold its interests in movie-related theme parks in Germany and Spain to Premier Parks while retaining its interest in three parks in Australia. Warner Bros. will continue to license its animated cartoon and comic book characters to Premier's Six Flags theme parks in the United States and Canada and has granted new licenses to Premier Parks for parks in Europe and Central and South America.

                                  COMPETITION

    The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each competes with the other for viewers' attention, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Network television is extremely competitive as networks seek to attract audience share, television stations for affiliation, advertisers and broadcast rights to television programming. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining films and attracting patrons.

                                     CABLE

    TWE's Cable business consists principally of interests in cable television systems that are generally managed by Time Warner Cable. Of the approximately
12.6 million subscribers served by Time Warner Cable at December 31, 1999, approximately 1.8 million are in systems owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10.8 million are in systems owned or managed by TWE. TWE's cable systems include approximately 6.7 million subscribers in a joint venture between TWE and Advance/Newhouse known as TWE-A/N. TWE-A/N is owned 33.3% by Advance/Newhouse, 64.8% by TWE and 1.9% by TWI Cable. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N.

                               SYSTEMS OPERATIONS

    Time Warner Cable is one of the largest operators of cable television systems in the United States with approximately 90% of its customers served by clustered cable systems (as described below) with 100,000 subscribers or more.

    Over the past several years, Time Warner Cable has pursued a strategy of upgrading its existing cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability, with improved network management systems. Upgrading also permits Time Warner Cable to roll out new and advanced services, including digital and high-definition television ('HDTV') programming, high-speed Internet service, video-on-demand, telephony and other services. See 'New Cable Services' below.

    Time Warner Cable entered into a Social Contract with the Federal Communications Commission ('FCC') in 1996 that required it to invest a total of $4 billion in capital costs in connection with upgrades of generally all domestic systems managed by Time Warner Cable by December 31, 2000. Of those cable systems which are covered by the Social Contract, approximately 85% had completed upgrades by December 31, 1999 and average analog channel capacity had increased from approximately 50 channels to approximately 75 channels.

    Apart from upgrades, TWE has made approximately $310 million of additional capital available to Time Warner Cable in 2000 to accelerate the rollout of its digital and Internet services, in order to take advantage of the positive customer response rates and to better position itself against competitive services such as DTH satellite services.

    As of December 31, 1999, Time Warner Cable had 34 distinct geographic system groupings serving more than 100,000 subscribers. This clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels and the roll-out of advanced services over a geographically concentrated customer base.

    In 1999, Time Warner Cable (i) closed a series of asset exchanges with certain subsidiaries of AT&T (successor to TCI) under which AT&T received systems serving approximately 575,000 subscribers in areas not strategic to Time Warner Cable and Time Warner Cable received systems of comparable aggregate size adjacent to or near major clusters in Florida, Hawaii, Maine, New York, Ohio, Texas and Wisconsin and (ii) exchanged cable television systems serving approximately 314,000 subscribers in Boston and Atlanta for other systems of comparable aggregate size owned by MediaOne in Ohio, Maine and Palm Springs, CA. Time Warner Cable also in 1999 obtained sole control of partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of cash, and releasing interests in other systems owned by such partnerships. Time Warner Cable has agreed to exchange its Indianapolis system (approximately 120,000 subscribers) for Comcast's Tallahassee and Lake County, Florida systems (approximately 130,000 subscribers) in an asset exchange expected to close in the first half of 2000.

FRANCHISES

    Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See 'Regulation and Legislation' below.

PROGRAMMING

    Programming is generally made available to customers through programming tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable's systems has been expanding as system upgrades are completed. As Time Warner Cable rolls out digital services in its systems, the number of channels of video programming a customer may elect to receive are further increased such that over 150 video channels are available.

    Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, TNT and ESPN, and premium cable services like HBO, Cinemax, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of any specific agreement, the cost of providing any cable programming service may continue to rise. While Time Warner Cable sometimes has the right to cancel contracts, and can in any event refuse to renew them, it is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE CHARGES AND ADVERTISING

    Subscribers to Time Warner Cable's cable systems are charged monthly fees based on the level of service selected, which fees in some cases include equipment charges. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates ended on March 31, 1999, rates for 'basic' programming and for equipment and installation continue to be regulated pursuant to federal law. See 'Regulation and Legislation' below.

    Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge. Time Warner Cable's systems increasingly offer pay-per-view services on an 'impulse' basis, permitting a subscriber to place an order over the cable system through his or her remote control or cable set-top box.

    Subscription revenues continue to account for most of Time Warner Cable's revenues, with pay-per-view and premium services contributing additional revenues. Subscribers may discontinue purchasing services at any time.

    Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. The clustering of Time Warner Cable's systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Twenty-two of Time Warner Cable's 39 field divisions participate in a cable advertising interconnect.

                              LOCAL NEWS CHANNELS

    Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13), Rochester, NY (R/News) and Austin (News 8 Austin). Preparations to launch news channels are underway in two other large systems.

                               NEW CABLE SERVICES

DIGITAL CABLE SERVICES

    During 1999, Time Warner Cable began an aggressive roll-out of digital cable service in many of its cable systems. As of December 31, 1999, Time Warner Cable had approximately 430,000 digital service subscribers. Currently 30 of Time Warner Cable's field divisions are offering digital cable, while the remaining major divisions are expected to commence offering digital service in 2000. The digital format of the signals allows them to be compressed so that they occupy less bandwidth, which substantially increases the number of channels that can be provided over a system. The digital set-top boxes delivered to subscribing customers will offer a digital programming tier with up to 100 networks, CD quality music services, more pay-per-view options, more channels of multiplexed premium services, a digital interactive program guide, and other features such as parental lockout options.

ROAD RUNNER

    In 1998, TWE, TWE-A/N, TWI Cable, MediaOne, and subsidiaries of Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq') formed a joint venture to operate and expand Time Warner Cable's and MediaOne's then-existing high-speed online service business (the 'Road Runner Joint Venture'). The Road Runner cable service provides high-speed Internet access and also offers content optimized for broadband-capable networks. Road Runner affiliates with local cable television system operators, principally Time Warner Cable and MediaOne, in exchange for a percentage of the cable operator's retail revenue from subscribers for the Road Runner service. Customers connect their personal computers to the cable operators' two-way hybrid fiber optic/coaxial cable system which, together with Road Runner's backbone network, enables customers to access the Internet and Road Runner's content at speeds much greater than traditional telephone modems.

    As of December 31, 1999, the Road Runner Joint Venture had affiliations in 37 localities and was available to approximately 13 million homes passed by cable, and the service had approximately 550,000 subscribers (of which approximately 330,000 are in Time Warner Cable systems). The Road Runner service has been launched by Time Warner Cable in 23 of its 39 field divisions including New York City. Roll-outs will continue during 2000. After conversion of all outstanding preferred interests, the Road Runner Joint Venture is owned 8.6% by TWI Cable, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. See also Note 2, 'Cable Transactions -- Road Runner Joint Venture' to TWE's consolidated financial statements at pages F-25 and F-26 herein.

    The Road Runner affiliates, including Time Warner Cable, have given the Road Runner service certain rights of exclusivity with regard to high-speed Internet services to residential subscribers' personal computers. However, as part of Time Warner's ongoing discussions in connection with the proposed AOL Merger, Time Warner has pledged to enter into agreements to provide multiple Internet service providers (ISPs) on its cable systems, subject to existing contractual limitations and partnership obligations; and Time Warner will endeavor to reach accommodations with third parties to permit the implementation of multiple ISP services as quickly as possible.

HDTV

    Pursuant to FCC order, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Time Warner Cable's upgraded hybrid fiber optic/coaxial cable architecture should provide a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high-definition television signals and other digital signals that will be broadcast by television stations owned and operated by the CBS and Fox networks; and Time Warner Cable is seeking similar arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV version of HBO in certain areas.

VIDEO-ON-DEMAND

    By adding digital servers and software to its digital television service platform, Time Warner Cable will be able to offer network-based 'true' video-on-demand services, including 'virtual' VCR features such as pause, rewind and fast forward. Time Warner Cable began testing of video-on-demand equipment in 1999 in its Austin, Tampa Bay and Hawaii systems, and launched video-on-demand service on a limited basis to customers in certain areas of Hawaii in December 1999. Additional testing and launches in two or three additional locations are expected in 2000.

                                   TELEPHONY

    Time Warner Telecom Inc. ('Time Warner Telecom') is a facilities-based integrated communications provider that offers a wide range of business telephony services in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable. As part of this restructuring, TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners and TWE and TWE-A/N do not have any continuing equity interest in the Time Warner Telecom operations. Following Time Warner Telecom's initial public offering of equity securities in May 1999, Time Warner's interest in Time Warner Telecom as of December 31, 1999 was diluted to approximately 48% of the equity.

    Time Warner Telecom's customers are principally medium and large-sized telecommunications-intensive business end-users, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched data and video transmission services and certain Internet services. Its networks have been constructed to date primarily through licensing the use of fiber capacity from Time Warner Cable.

    Time Warner Cable is continuing to evaluate the most efficient and effective way to offer residential telephony services to consumers, and is presently exploring a strategy focused on Internet protocol, rather than circuit-switched, telephony.

                                 INTERNATIONAL

    During 1999, TWE and TWE-A/N sold their interests in two cable systems in France and, in addition, sold their interests in two cable and Internet access services in Japan. As a result, Time Warner Cable no longer holds any interests in cable systems outside the United States.

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

    DTH. DTH services offer pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. As of December 1999, satellite-delivered DTH services were reported to be serving over 11 million subscribers. (In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes.) Congress has recently enacted legislation allowing carriage of local broadcast signals by DTH providers under a copyright compulsory license similar to that granted to cable television operators. DirectTV and Echostar have commenced offering local broadcast signals in major metropolitan areas, with additional rollouts scheduled. The ability of DTH providers to deliver local broadcast signals reduces one advantage that cable operators previously had over DTH providers.

    MMDS/Wireless Cable. Wireless cable operators, including digital wireless operators, use microwave technology to distribute video programming. Wireless cable operators reportedly served over 800,000 subscribers nationwide as of June 1999.

    SMATV. Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable television systems. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements which preclude cable television operators from serving residents of such private complexes, where state law permits.

    Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time

Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise and two municipally-owned systems are presently in operation in Time Warner Cable franchise areas.

    Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas (subject to the restriction against acquisition of greater than 10% of existing cable systems described under 'Regulation and Legislation -- Ownership,' below). Telephone companies are now free to enter the retail video distribution business, including through DTH, MMDS and SMATV, as traditional franchised cable system operators, or as operators of 'open video systems' subject to certain local authorizations and local fees.

    Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment including over-the-air television broadcast reception, live events, movie theaters, home video products, and the Internet. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

    'On-Line' Competition. Time Warner Cable's systems face competition from a variety of companies that service customers with various other forms of 'on-line' services, including DSL high-speed Internet access services and dial-up services over ordinary telephone lines. Monthly prices of these ISPs are often comparable to cable offerings. Other developing new technologies, such as Internet access via satellite or wireless connections, compete with cable and cable on-line services as well.

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

                         PROGRAMMING AND CABLE NETWORKS

    Under the 1992 Cable Act, the FCC has issued regulations which generally prohibit vertically integrated programmers, which include the Home Box Office Services, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators.

    The Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act') contains certain provisions relating to violent and sexually explicit programming. In addition to requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'), pursuant to the 1996 Telecommunications Act the cable and broadcasting industries developed voluntary ratings for video programming containing violent, sexually explicit or other indecent content and agreed to voluntarily transmit signals containing such ratings.

                                     CABLE

    The following discussion summarizes the significant federal, state and local laws and regulations affecting TWE's cable television systems operations.

    Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable systems rates for basic service, equipment and installation; (ii) programming access and exclusivity arrangements; (iii) access to cable channels for public, educational and governmental programming; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems;
(vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage requirements and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

    Rate Regulation. Under federal laws, nearly all cable television systems are subject to local rate regulation for basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. The 1992 Cable Act required the FCC to review rates for nonbasic service tiers, known as 'cable programming service tiers' ('CPST'), comprised of cable programming services other than per-channel or per-program services. However, pursuant to the 1996 Telecommunications Act, regulation of CPST rates terminated on March 31, 1999. Regulation of basic service rates also ceases for any cable system subject to 'effective competition.' The 1996 Telecommunications Act expanded the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct-to-home ('DTH').

    The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system.

    Local franchising authorities are empowered to order a reduction of existing rates that exceed the maximum permitted level for basic service and associated equipment, and refunds can be required.

    Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations that are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations may seek monetary or non-monetary compensation in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, non-commercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained retransmission consent agreements of at least three year terms with the majority of broadcasters, but certain broadcasters have only granted short-term arrangements to permit continued negotiations. If the parties cannot agree on retransmission consent terms, Time Warner Cable may be forced to delete the subject programming from one or more of its systems for an indefinite period. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 2002.

    Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or 'black out' such programming from non-local television stations which are carried by the cable system.

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

    Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ('LECs') from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate 'open video systems' ('OVS') which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where Time Warner Cable operates cable systems, including New York City, Milwaukee, Kansas City and a number of cities in Texas.

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

    The 1992 Cable Act directed the FCC to adopt so-called subscriber-limit rules, establishing reasonable limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC has promulgated a rule imposing a limit of 30% of all cable, DTH and other multi-channel video provider subscribers nationwide. Pursuant to the 1992 Cable Act, the FCC has also adopted so-called channel-occupancy rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Time Warner Cable is a party to a federal-court challenge to the validity of both the channel-occupancy rules and the subscriber-limit rules. Pending this challenge, the FCC has voluntarily stayed the effectiveness of the subscriber-limit rules (with the exception of certain reporting requirements) but not the channel-occupancy rules.

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

    State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to a maximum of 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

    The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise.

    Renewal and Transfer of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees.

    In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the approval of franchises in the future.

    A substantial number of Time Warner Cable's cable television franchises may require local governmental approval in connection with the merger of America Online and Time Warner, and a few states may impose similar requirements. Applications have been submitted to appropriate state and local authorities where such consent may be required. Other state and local authorities have been provided notification of the pending merger.

                                 DIGITAL MEDIA

    During 1999, Time Warner created Time Warner Digital Media ('TW Digital Media') to develop and implement a company-wide digital media strategy, to fund and oversee digital media initiatives across Time Warner's and TWE's divisions and to identify and pursue digital media-related investment opportunities. TW Digital Media also serves as a resource for other transactions in the new media and digital area, including Time Warner's pending merger with America Online.

    TW Digital Media currently funds and participates in the oversight of the development of significant Time Warner and TWE Internet sites, including Entertaindom.com. Entertaindom, launched in November 1999, is an advertiser-supported entertainment destination site featuring entertainment-related information and services, a mix of content from both TWE brands and third party content providers, including animated shorts, music and multiplayer games, e-commerce and community sites, such as ACMEcity.com, an entertainment-focused personal home page community. TW Digital Media also funds and participates in the development of new digital media business initiatives, including online extensions of both existing brands and new brands, such as Volume.com, a website targeting an African American audience.

    In December 1999, TW Digital Media launched a digital media investment fund to invest up to $500 million in cash and non-cash (e.g., advertising and promotion) currencies in non-controlling equity investments in companies engaged in e-commerce, vertical and interactive content, technology, infrastructure and other digital media-related activities. Investments made by TWE divisions in digital media include Fortune City.

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

MANAGEMENT AND OPERATIONS OF TWE

    PARTNERS. The limited partnership interests in TWE are held by the Class A Partners consisting of MediaOne and wholly owned subsidiaries of Time Warner and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of Time Warner.

    BOARD OF REPRESENTATIVES. The business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by subsidiaries of Time Warner (the 'Time Warner Representatives') and representatives appointed by MediaOne (the 'MediaOne Representatives').

    The Time Warner Representatives control all Board decisions except for certain limited, significant matters affecting TWE as a whole, which matters also require the approval of the MediaOne Representatives.

    The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the MediaOne Representatives.

    CABLE MANAGEMENT COMMITTEE. Prior to August 1999, the businesses and operations of the cable television systems ('Cable Systems') of TWE and the TWE-A/N Partnership were governed by a Cable Management Committee (the 'Management Committee') comprised of six voting members, three designated by MediaOne and three designated by TWE. In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses, including its rights to membership on the Management Committee, terminated immediately and irrevocably. MediaOne retains its representation on the TWE Board of Representatives as described above.

    DAY-TO-DAY OPERATIONS. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's principal divisions is managed on a day-to-day basis by the officers of such division. The officers of Time Warner are also officers of TWE.

CERTAIN COVENANTS

    COVENANT NOT TO COMPETE. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the principal lines of business of TWE -- cable, cable programming and filmed entertainment -- as such businesses may evolve, subject to certain agreed upon exceptions (including
TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) MediaOne from conducting cable and certain regional programming businesses in the 14-state region in which US WEST, Inc. provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. MediaOne will not be bound by the covenant not to compete after August 2000.

    TRANSACTIONS WITH AFFILIATES. Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

    Within 60 days after June 30, 1999, and within 60 days after the last day of each 18 month period after June 30, 1999, the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

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

CERTAIN PUT AND OPTION RIGHTS OF THE CLASS A PARTNERS

    CHANGE IN CONTROL PUT. Upon the occurrence of a change in control of Time Warner, at the request of MediaOne, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of MediaOne at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of Time Warner shall be deemed to have occurred:

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

    The consummation of the proposed AOL Merger will not constitute a 'change in control' of Time Warner under the foregoing provisions.

    ASSIGNMENT OF PUT RIGHTS, ETC. TWE, with the consent of such assignee, may assign to Time Warner, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by MediaOne and the right to receive the partnership interests in payment therefor.

    With respect to any of the put rights of MediaOne, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to Time Warner, by Time Warner). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

    MEDIAONE OPTION. MediaOne has an option to increase its Series A Capital and Residual Capital interests from 25.51% to up to 31.84%. Such option is exercisable anytime through on or about May 31, 2005 at an exercise price ranging from approximately $1.3 billion in 2000 to $1.8 billion in 2005, depending on the year of exercise. Either TWE or MediaOne may elect that the exercise price for the option be paid with partnership interests rather than cash.

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

                         CURRENCY RATES AND REGULATIONS

    TWE's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See
Note 1, 'Organization and Summary of Significant Accounting Policies -- Foreign Currency Translation' and Note 12, 'Derivative Financial Instruments -- Foreign Currency Risk Management' to TWE's consolidated financial statements set forth at pages F-37 and F-38, respectively, herein. For the revenues of international operations, see Note 13 'Segment Information' to TWE's consolidated financial statements set forth on page F-40 herein.

                                   EMPLOYEES

    At December 31, 1999, TWE employed a total of approximately 30,000 persons.

                 BUSINESSES OF THE TIME WARNER GENERAL PARTNERS

    WCI conducts substantially all of Time Warner's vertically integrated worldwide recorded music business and worldwide music publishing business under the umbrella name Warner Music Group. The other General Partner does not conduct operations independent of its ownership interest in TWE and certain other investments.

                                     MUSIC

    In the United States and around the world, WCI, through its wholly owned Warner Music Group division ('WMG'), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

    In January 2000, Time Warner announced that it had entered into an agreement to combine WMG's global music operations with that of Britain's EMI Group plc (the 'Warner-EMI Merger') to form two equally-owned ventures to be collectively known as Warner EMI Music. (See below.)

                                 RECORDED MUSIC

    In the United States, WCI's recorded music business is principally conducted through WMG's Warner Bros. Records Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and London-Sire Records Inc. and their affiliated labels, as well as through the WEA Inc. companies. WMG's recorded music activities are also conducted in 67 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

    The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and DVDs for WMG's record labels, Warner Home Video and for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), an independent distribution company specializing in alternative rock music with a focus on new artists.

DOMESTIC

    WMG's record labels in the United States -- Warner Bros., Atlantic, Elektra and London-Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, rap, reggae, folk, blues, gospel and Christian music. Among the artists and albums that resulted in significant U.S. sales for WMG during 1999 were: Kid Rock, Cher, Red Hot Chili Peppers, Sugar Ray, Everlast, GooGoo Dolls, Faith Hill, Metallica, Brandy, Austin Powers:
The Spy Who Shagged Me soundtrack, Jewel and Busta Rhymes.

    WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. WEA Manufacturing is also the largest manufacturer of DVDs in the world. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. CDs and audio cassettes are also increasingly being sold directly to consumers through Internet retailers such as CDnow and amazon.com. Artists generally receive royalties based upon the sales of their recordings and music videos, and many receive non-refundable advance payments which are recoupable from such royalties.

    At the same time a record is being distributed, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video outlets and often made available for viewing on Internet music sites. Label personnel may also help organize a concert tour that will further promote a new album. On January 19, 2000, WMG entered into a consent order with the staff of the Federal Trade Commission (the 'Consent Order') with respect to the FTC's investigation of WMG's practices related to minimum advertised price. Among other things, WMG has agreed that for seven years it will not make the receipt of any funds for cooperative advertising of its recorded music product contingent upon the price or price level at which such product is advertised or promoted. The Consent Order remains subject to approval by the FTC Commissioners, which has not yet been obtained.

    In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records specializes in compilations and reissues of previously released music.

    WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by the WMG label or by both parties. Included among these arrangements are the labels Maverick, Tommy Boy, Sub Pop, Qwest and 143. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb Records to manufacture and distribute for a fee recordings that are marketed under the owner's proprietary label.

    WMG has actively pursued new media opportunities. A leader in establishing the DVD Audio format, WMG was a major force in the Madison Project, which tested the sale to consumers of digitally downloaded music, and has made investments in companies that stream recordings or music videos digitally. WMG's record labels' online sites collectively experience the second-largest traffic volume among all the major music companies.

    Through a 50/50 joint venture, WMG and Sony Music Entertainment Inc. ('Sony') have operated The Columbia House Company, a direct marketer of CDs, audio and videocassettes in North America. In July 1999, Time Warner announced an agreement with Sony to merge Columbia House with CDnow, Inc., a music and video e-commerce company. Since that time, the parties had been pursuing the receipt of regulatory approvals, but such approvals had not been received by the March 13, 2000 termination date set forth in the merger agreement and at that time the parties agreed to terminate the agreement. As a result, the merger will not occur. On terminating the merger agreement Time Warner and Sony also each elected to make an investment of $10.5 million in CDnow's common stock, in addition to the $15 million of convertible loans each committed to make on entering into the merger agreement.

INTERNATIONAL

    The Warner Music International ('WMI') division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in 67 countries around the world. WMI engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 1999 were generated by the following artists: Cher, Red Hot Chili Peppers, Eric Clapton, The Coors, Madonna, Luis Miguel, Mana and Phil Collins.

    In most cases, WMI also markets and distributes the records of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs, laser discs and vinyl records for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs.

    WMI recently acquired London Records, a leading British independent recording company. Its artists include Faith No More, Fine Young Cannibals and Salt `n' Pepa.

                                MUSIC PUBLISHING

    WMG's music publishing companies own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers including Eric Clapton, Comden & Green, George and Ira Gershwin, Michael Jackson, Madonna and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

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

                               WARNER-EMI MERGER

    On January 24, 2000, Time Warner and Britain's EMI Group plc announced that they had agreed to combine their global music operations into two equally-owned ventures to be collectively known as Warner EMI Music. EMI's labels include Angel/Blue Note Records, Capitol Records, Priority Records and Virgin Records. EMI's roster of artists includes Garth Brooks, Janet Jackson, The Rolling Stones and Spice Girls and its vast back catalogue includes the recordings of The Beatles, Frank Sinatra and Nat King Cole. EMI's music publishing assets include songs written by Diane Warren, Enya, Sting, Third Eye Blind, The Prodigy and Robbie Williams. The Warner EMI Music Board of Directors will consist of 11 members, six designated by Time Warner and five designated by EMI. Roger Ames, Chairman and Chief Executive Officer of WMG, will be the Chief Executive Officer, and Ken Berry, CEO of EMI Recorded Music, will be the Chief Operating Officer. Richard Parsons, President of Time Warner, and Eric Nicoli, Chairman of EMI Group plc, will serve as Co-Chairmen. The new company will be headquartered in New York with most of its non-U.S. operations based in London. Completion of the transaction is subject to certain regulatory approvals and approval by EMI shareholders. There can be no assurance that such approvals will be obtained. Additional information on the formation of the joint ventures is provided in
Note 16, 'Subsequent Events -- Warner-EMI Music Merger,' to the TWE General Partners' consolidated financial statements, at page F-79 herein.

                                  COMPETITION

    The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and may be affected by a consumer's ability to download quality sound reproductions from the Internet without authorization from the Company. In response, the recorded music industry has engaged in a coordinated effort to develop a secure technology for digital music delivery. In addition, the recorded music business also has competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG's music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world.

                                     OTHER

DC COMICS AND MAD MAGAZINE

    TWE and WCI each owns a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are Superman, Batman, Wonder Woman and The Sandman, as well as collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing and books.

    WCI owns 100% of E.C. Publications, Inc., the publisher of MAD, a humor and satirical magazine which is regularly published 12 times a year and also in periodic special editions.

TURNER BROADCASTING SYSTEM, INC.

    In October 1996, Time Warner consummated the acquisition of Turner Broadcasting System Inc. ('TBS') by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The Time

Warner General Partners collectively own a 10.6% economic interest in TBS. Through its subsidiaries, TBS owns and operates domestic and international entertainment networks, including TBS Superstation, Turner Network Television
(TNT), Cartoon Network and Turner Classic Movies (TCM); and news networks, including Cable News Network (CNN), Headline News, Cable News Network International (CNNI), CNN en Espanol, CNN Financial Network (CNNfn) and CNN/Sports Illustrated. TBS also has interests in sports franchises and motion picture operations.

TWE JAPAN

    WCI owns a 37.25% interest in, MediaOne owns a 12.75% interest in, and each of Toshiba and ITOCHU Corporation owns a 25% interest in, TWE Japan. TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

ITEM 2. PROPERTIES

PROPERTIES OF TWE

    The following table sets forth certain information as of December 31, 1999 with respect to the principal properties (over 250,000 square feet in area) owned or leased by TWE's Cable Networks -- HBO, Filmed Entertainment and cable television businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE:

                                                              APPROXIMATE
                                                              SQUARE FEET          TYPE OF OWNERSHIP;
        LOCATION                   PRINCIPAL USE           FLOOR SPACE/ACRES    EXPIRATION DATE OF LEASE
        --------                   -------------           -----------------    ------------------------
New York, New York        Business offices                 350,000 sq. ft.    Leased by TWE.
  1100 and 1114           (HBO)                            and 244,000 sq.    Leases expire in 2018.
  Avenue of the                                            ft.
  Americas

Burbank, California       Sound stages, administrative,    3,303,000          Owned by TWE.
  The Warner Bros.        technical                        sq. ft. of
  Studio                  and dressing room                improved
                          structures, screening            space on 158
                          theaters, machinery and          acres(a)
                          equipment facilities, back
                          lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)

Baltimore, Maryland       Warehouse (Filmed                387,200 sq. ft.    Owned by TWE.
  White Marsh             Entertainment)

Valencia, California      Location filming (Filmed         232 acres          Owned by TWE.
  Undeveloped Land        Entertainment)

---------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

PROPERTIES OF THE TIME WARNER GENERAL PARTNERS

    The following table sets forth certain information as of December 31, 1999 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by WCI. ATC, the other Time Warner General Partner, does not own or lease any properties material to its business.

                                                                        APPROXIMATE
                                                                        SQUARE FEET           TYPE OF OWNERSHIP
             LOCATION                         PRINCIPAL USE             FLOOR SPACE        EXPIRATION DATE OF LEASE
             --------                         -------------             -----------        ------------------------
New York, New York                  Offices (Music)                        273,800    Leased by WCI and a subsidiary.
  1290 Ave. of the                                                                    Leases expire 2000-2012.
  Americas                                                                            Approximately 66,100 sq. ft. are
                                                                                      sublet to outside tenants.

Olyphant,                           Manufacturing, warehouses,           1,012,000    Owned and occupied by a subsidiary
  Pennsylvania                      distribution and office space                     of WCI.
  1400 and 1444 East                (Music)
  Lackawanna Avenue
Alsdorf, Germany                    Manufacturing, distribution and        269,000    Owned and occupied by a subsidiary
  Max-Planck Strasse 1-9            office space (Music)                              of WCI.

Terre Haute, Indiana                Manufacturing and office space         269,000    Leased by a subsidiary of WCI.
  4025 3rd Parkway                  (Music)                                           Lease expires in 2001.

ITEM 3. LEGAL PROCEEDINGS

    On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants violated their fiduciary duties in operating the Six Flags Over Georgia amusement park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. Interest on the judgment is accruing at the Georgia statutory rate of 12%. The case is now on appeal to the Georgia Court of Appeals. Defendants have argued on appeal that, because of legal errors in the trial court, they are entitled to judgment in their favor, a new trial, or a reduced damage award. TWE and its 51% partner in the amusement park have retained financial responsibility for this litigation following their sale of the Six Flags companies to Premier Parks, Inc.

    On April 11, 1997, the Federal Trade Commission (FTC) notified Warner-Elektra-Atlantic Corporation ('WEA Corp.') that it had commenced a preliminary investigation into whether WEA Corp. and others may have violated, or may be violating, laws against unfair competition by the adoption, implementation, or maintenance of minimum advertising pricing programs. In light of the Consent Order that WMG has entered into with the FTC staff (see Item 1. Businesses of the Time Warner Gerneral Partners, on page I-20), WMG expects that the FTC will discontinue its investigation of WEA Corp. without further action.

    On July 25, 1996, the Office of the Attorney General of the State of Florida served WEA Corp. with a Civil Investigative Demand ('CID') that calls for the production of documents in connection with an investigation to determine whether there is, has been, or may be a conspiracy to fix the prices of compact discs
(CDs) or conduct consisting of unfair methods of competition or unfair trade practices in the sale and marketing of CDs. WEA Corp. has produced documents in compliance with this CID. By letter dated January 9, 1998, WEA Corp. was notified by the Office of the Attorney General of the State of Florida that certain documents that WEA Corp. had produced to its office were shared under a confidentiality provision of Florida law with the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of New York. The investigation remains open.

    On May 30, 1995, Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution et al. was filed in U.S. District Court for the Central District of California. The plaintiff, purportedly representing a class of direct purchasers of CDs, claimed several companies that distribute CDs to wholesalers and retailers, including WEA Corp., had violated federal antitrust laws by engaging in a conspiracy to fix prices of CDs, and sought injunctive relief and treble damages. The District Court granted the defendants' motion to dismiss on January 9, 1996, but the U.S. Court of Appeals for the Ninth Circuit subsequently reversed that decision. On April 22, 1998, the Judicial Panel on Multidistrict Litigation consolidated the case with four other pending cases, for pretrial purposes, in the Central District of California. These other cases include: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution et al. (C.D. Cal. 1997); Obie, inc.

d/b/a Chestnut Hill Compact Disc v. EMI Music Distribution et al. (S.D.N.Y.
1997); Third Street Jazz and Rock Holding Corporation v. EMI Music Distribution et al (C.D. Cal. 1997); and Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc. et al. (S.D.N.Y.1998). The District Court has scheduled trial to begin later this year. Although management believes the case is without any merit, an adverse jury verdict could result in a material loss to Time Warner. Due to the lack of specificity to plaintiff's claims, a range of loss is not determinable at this time.

    In Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., plaintiffs commenced suit on February 17, 1998 in the Circuit Court of Cocke County, Tennessee. Plaintiffs purport to bring the suit on behalf of all persons who indirectly purchased CDs from January 29, 1993 to the present from six companies (including WEA Corp.) in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, and Wisconsin. Plaintiffs claim that defendants are engaged in a conspiracy to fix CD prices, in violation of the antitrust, unfair trade practices, and consumer protection statutes of each of these jurisdictions. On May 11, 1998, defendants filed a motion to dismiss the complaint for failure to state a cause of action. Plaintiffs have not yet responded to the motion.

    In Bartholdi Cable Company, Inc. v. Time Warner Inc. et al., plaintiff (formerly known as Liberty Cable Company, Inc.) filed suit in U.S. District Court for the Eastern District of New York on March 29, 1996 against the Company, asserting various federal antitrust, Lanham Act, and state law claims. On June 18, 1997, defendants asserted certain counterclaims against Bartholdi and certain individuals. The Court has declined motions to dismiss plaintiffs' claims and defendants' counterclaims. The Court has also denied defendants' motion for summary judgment. Discovery is underway.

    In Parker et. al. v. Time Warner Entertainment et al., two individuals filed suit in June 1998 against TWE and Time Warner Cable in the Eastern District of New York on behalf of a purported nationwide class, asserting violations of the federal Cable Act's privacy provisions, 47 U.S.C. 'SS' 551, related to defendants' alleged disclosure of personally identifiable information about plaintiffs, as well as related state law claims. The lawsuit seeks damages under the Cable Act, restitution of profits, punitive damages, interest, costs, and attorney's fees. In December 1998, defendants filed a motion to dismiss the plaintiffs' amended complaint, which the Court initially granted, but denied on reconsideration. On December 8, 1999, defendants filed a motion to deny class certification, which is presently pending.

    On February 4, 1999, the United States Department of Justice served a CID on various motion picture studios including Warner Bros., calling for the production of certain information and documents about distribution licenses and relationships between the movie studios, including New Line and Warner Bros., and movie theaters. TWE believes the investigation was prompted by one theater owner's complaints regarding studio distribution practices. TWE has not been given any indication that any relief will be sought by the Department of Justice and, to date, has only been asked to produce documents and information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial information of TWE and the Time Warner General Partners set forth at pages F-45 and F-81, respectively, herein, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-13 and at pages F-48 through F-54 herein, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information set forth under the caption 'Foreign Currency Risk Management' at pages F-10 and F-11 and at pages F-53 and F-54 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements set forth at page F-14 through F-43 of TWE and the report of independent auditors thereof set forth at page F-44 herein, and the consolidated financial statements set forth at pages F-55 through F-79 of the TWE General Partners and the report of independent auditors thereon set forth at page F-80 herein, are incorporated herein by reference.

    Quarterly Financial Information set forth at page F-46 herein, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

REPRESENTATIVES AND DIRECTORS

    Set forth below is the name and age of each person who is a member with voting rights of the Board of Representatives of TWE and each person who is a director of one or both of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin, Lillis, Parsons, Bressler, Williams, Ripp and Bogart became members of the Board of Representatives of TWE on June 30, 1992, September 15, 1993, February 1, 1995, January 1, 1996, September 5, 1997, January 1, 2000, and January 1, 2000, respectively. The selection of TWE's Board of Representatives is governed by the TWE Partnership Agreement. See 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.' Mr. Levin became a director of WCI on July 24, 1989 and of ATC on September 24, 1992. Mr. Parsons became a director of each Time Warner General Partner on February 1, 1995. Mr. Bressler became a director of each Time Warner General Partner on March 2, 1996. Mr. Bogart became a director of each Time Warner General Partner on January 1, 2000.

    For a general discussion of the duties of the executive officers and representatives of TWE, see 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.'

Gerald M. Levin.                     TWE, WCI and ATC      60    Chairman of the Board and Chief Executive
                                                                 Officer of TWE and Time Warner since January
                                                                 1993. He is also a director of Time Warner.

Richard D. Parsons.............      TWE, WCI and ATC      51    President of TWE and Time Warner since
                                                                 February 1995. He served as a director of
                                                                 ATC, then an 82%-owned subsidiary of Time
                                                                 Warner, from 1989 until 1991 and is
                                                                 currently also a director of Citigroup Inc.,
                                                                 Estee Lauder Companies, Inc., Philip Morris
                                                                 Companies Inc. and Time Warner.

Richard J. Bressler............      TWE, WCI and ATC      42    Executive Vice President of TWE and Time
                                                                 Warner and Chairman and Chief Executive
                                                                 Officer of Time Warner Digital Media since
                                                                 July 1999. Prior to that, he served as
                                                                 Executive Vice President and Chief Financial
                                                                 Officer of TWE and Time Warner from January
                                                                 1998, having served as Senior Vice President
                                                                 and Chief Financial Officer of TWE and Time
                                                                 Warner from March 1995.

Christopher P. Bogart..........      TWE, WCI and ATC      34    Executive Vice President, General Counsel
                                                                 and Secretary of TWE and Time Warner since
                                                                 January 2000. Prior to that, he served as
                                                                 Vice President and Deputy General Counsel of
                                                                 TWE and Time Warner from March 1998 and as
                                                                 one of Time Warner's principal outside
                                                                 litigation counsel at Cravath, Swaine &
                                                                 Moore prior to that.

Joseph A. Ripp.................            TWE             48    Executive Vice President and Chief Financial
                                                                 Officer of TWE and Time Warner since July
                                                                 1999. Prior to that, he served as Executive
                                                                 Vice President, Chief Financial Officer and
                                                                 Treasurer of Time Inc., a wholly owned
                                                                 subsidiary of Time Warner, from April 1994.

                                                                               (table continued on next page)


                                     III-1

(table continued from previous page)

                                     DIRECTOR AND/OR                     PRINCIPAL OCCUPATIONS OR
NAME                                REPRESENTATIVE OF      AGE     POSITIONS DURING THE PAST FIVE YEARS
----                                -----------------      ---     ------------------------------------
Charles M. Lillis..............            TWE             58    Chairman and Chief Executive Officer of
                                                                 MediaOne since June 1998, having served
                                                                 as President and Chief Executive Officer
                                                                 of MediaOne from May 1995 and Executive
                                                                 Vice President of US WEST, Inc. from
                                                                 1985 until June 1998. Mr. Lillis is a
                                                                 director of Ascent Entertainment Inc.,
                                                                 MediaOne and SUPERVALU Inc.

Pearre Williams................            TWE             45    President of Multimedia Ventures of
                                                                 MediaOne since July 1997. Prior to that,
                                                                 Mr. Williams served as the Vice
                                                                 President, Business Development of
                                                                 MediaOne from June 1995 and as Vice
                                                                 President, Corporate Development of
                                                                 US WEST, Inc. prior to that.

EXECUTIVE OFFICERS

    Set forth below is the name and age of the executive officers of TWE and each of the Time Warner General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. The executive officers of TWE indicated below became executive officers of the Time Warner General Partners on September 25, 1992 or, if later, on the date they became executive officers of TWE.

Gerald M. Levin................  60    See ' -- Representatives and Directors.'

Richard D. Parsons.............  51    See ' -- Representatives and Directors.'

Richard J. Bressler............  42    See ' -- Representatives and Directors.'

Christopher P. Bogart..........  34    See ' -- Representatives and Directors.'

Joseph A. Ripp.................  48    See ' -- Representatives and Directors.'

Edward I. Adler................  46    Senior Vice President, Corporate Communications of TWE and
                                       Time Warner since January 2000. Prior to that, he served as
                                       Vice President, Corporate Communications of TWE and Time
                                       Warner from September 1997; and Director of Media Relations from 1993.

Timothy A. Boggs...............  49    Senior Vice President, Global Policy of TWE and Time Warner
                                       since November 1999. Prior to that, he served as Senior Vice
                                       President of TWE and Time Warner from November 1992.

Andrew J. Kaslow...............  50    Senior Vice President, Human Resources of TWE and Time
                                       Warner since January 1999. Prior to that, he served as
                                       Senior Vice President, Human Resources at Becton Dickinson
                                       and Company (medical supplies and devices) from April 1996 and Vice President, Human Resources at PepsiCo Inc.
                                       (beverages and snack foods) from September 1994.

John A. LaBarca................  57    Senior Vice President, Financial Operations of TWE and Time
                                       Warner since February 2000. Prior to that, he served as
                                       Senior Vice President and Controller of TWE and Time Warner
                                       from May 1997, having served TWE and Time Warner as Vice
                                       President and Controller from January 1995.

Joan N. Sumner.................  40    Senior Vice President of TWE and Time Warner since July
                                       1999. Prior to that, she served as a Vice President of TWE and Time Warner from November 1992.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Not Applicable.

                                     III-2

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

EXECUTIVE COMPENSATION SUMMARY TABLE

    The following table sets forth information concerning total compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of Time Warner who served in such capacities at Time Warner and TWE on December 31, 1999 (the 'named executive officers') for services rendered to Time Warner during each of the last three fiscal years in their capacities as executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                            ANNUAL COMPENSATION               COMPENSATION(5)
                                                 -----------------------------------------   ------------------
                                                                                OTHER            SECURITIES
                                                                               ANNUAL            UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY       BONUS      COMPENSATION(4)    OPTIONS AWARDED     COMPENSATION(6)
---------------------------               ----     ------       -----      ---------------    ---------------     ---------------
Gerald M. Levin ........................  1999   $1,000,000   $9,000,000      $218,477             437,500           $590,167
 Chairman of the Board and Chief          1998    1,000,000    7,800,000       186,861           1,400,000            597,885
 Executive Officer                        1997      700,000    6,500,000       198,554             700,000            458,701
Richard D. Parsons .....................  1999   $  750,000   $4,750,000      $170,695             250,000           $498,245
 President                                1998      600,000    3,300,000       122,907             300,000            398,650
                                          1997      600,000    2,750,000       117,593             300,000            406,299
Richard J. Bressler ....................  1999   $  600,000   $2,000,000      $ 78,573             100,000           $371,532
 Executive Vice President(1)              1998      450,000    1,500,000        60,141             100,000            310,428
                                          1997      350,000    1,200,000        53,338             100,000            228,175
Peter R. Haje ..........................  1999   $  550,000   $1,250,000      $ 72,866              60,000           $383,418
 Executive Vice President and General     1998      550,000    1,250,000        69,294              90,000            387,321
 Counsel(2)                               1997      550,000    1,200,000        64,939              90,000            395,816
John A. LaBarca ........................  1999   $  350,000   $  575,000       --                   32,500           $218,078
 Senior Vice President and Controller(3)  1998      325,000      550,000       --                   50,000            219,651
                                          1997      325,000      525,000       --                   50,000            215,678

---------

(1) Mr. Bressler became Executive Vice President of Time Warner and Chairman and Chief Executive Officer of its Time Warner Digital Media division on July 15, 1999 having served as Executive Vice President and Chief Financial Officer of Time Warner from January 15, 1998 and as Senior Vice President and Chief Financial Officer prior to that.

(2) Mr. Haje retired from service as an executive officer on January 1, 2000.

(3) Mr. LaBarca became Senior Vice President, Financial Operations in February 2000.

(4) In accordance with Securities and Exchange Commission ('SEC') rules, amounts totalling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 1999 that represent more than 25% of the applicable executive's total Other Annual Compensation include financial services of $90,000 to each of Messrs. Levin and Parsons, $53,333 to Mr. Bressler and $35,000 to Mr. Haje, transportation-related benefits (including an automobile allowance) of $114,662 to Mr. Levin and $76,465 to Mr. Parsons and automobile allowances of $24,000 to each of Messrs. Bressler and Haje.

(5) The number of stock options has been adjusted to reflect the two-for-one Time Warner Common Stock Split in December 1998 (the 'Time Warner Stock Split'). None of the options indicated was awarded with tandem stock appreciation rights. None of such executive officers was awarded restricted stock during the relevant period and, as of December 31, 1999, only Mr. Parsons held any such shares. Those shares were awarded in or prior to 1994 under the Time Warner Inc. 1998 Restricted Stock Plan for Non-Employee Directors in his capacity then as a non-employee director. The value of Mr. Parsons' 8,426 restricted shares based on the closing price of Time Warner Common Stock on the New York Stock Exchange Composite Listing on
    December 31, 1999 was $609,305. Mr. Parsons receives the dividends paid in cash on such shares. The restrictions on these shares were removed effective January 9, 2000 as a result of the approval of the AOL Merger by Time Warner's Board of Directors.

(6) The amounts shown in this column for 1999 include the following:

       (a) In lieu of supplemental retirement plan benefits, Time Warner, as required by individual employment agreements, credited to an account for each named executive officer an amount equal to one-half of the total shown under the 'salary' column for each of 1999, 1998 and 1997. See 'Non-Current Compensation Accounts.'
                                              (footnotes continued on next page)

                                     III-3

(footnotes continued from previous page)

       (b) Pursuant to the Time Warner Savings Plan (the 'Savings Plan'), a defined contribution plan available generally to employees of Time Warner, for the 1999 plan year, each executive named above deferred a portion of his annual compensation and Time Warner contributed $2,000 for the first $3,000 so deferred by the executive ('Matching Contribution'). These Matching Contributions were invested under the Savings Plan in a Time Warner Common Stock fund. In addition, pursuant to a profit-sharing component of the Savings Plan, Time Warner may make annual contributions for the benefit of eligible employees of up to 12% of total eligible compensation; for 1999, Time Warner contributed 10%, including $16,000 for the account of each executive named above.

       (c) Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. This group term life insurance coverage is reduced to $50,000 for each of the named executive officers (other than Mr. LaBarca), who are given an annual cash payment equal to the cost of replacing such reduced coverage under a voluntary group program available to employees generally. Such payments are included in the 'Other Annual Compensation' column. In addition, during 1999, Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. Time Warner also maintained split-dollar life insurance policies on the lives of the named executive officers and paid the following amounts allocated to the term portion of the split-dollar coverage for 1999: Mr. Levin, $17,687; Mr. Parsons, $5,631; Mr. Bressler, $2,225; Mr. Haje, $9,840;
    and Mr. LaBarca, $2,896. The actuarial equivalent of the value of the premiums paid by Time Warner for 1999 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Levin, $71,917; Mr. Parsons, $104,995; Mr. Bressler, $53,282; Mr. Haje, $90,168; and Mr. LaBarca,
    $24,828. It is anticipated that Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see 'Employment Arrangements.'

STOCK OPTION GRANTS DURING 1999

    The following table sets forth certain information with respect to employee options to purchase shares of Time Warner Common Stock ('options') awarded during 1999 to the named executive officers. All such options were nonqualified options. No stock apprectiation rights ('SARs'), alone or in tandem with such stock options, were awarded in 1999.

                          STOCK OPTION GRANTS IN 1999

                                                        INDIVIDUAL GRANTS(1)
                                           -----------------------------------------------
                                                         PERCENT
                                           NUMBER OF     OF TOTAL
                                           SECURITIES    OPTIONS     EXERCISE
                                           UNDERLYING   GRANTED TO   OR BASE                 GRANT DATE
                                            OPTIONS     EMPLOYEES     PRICE     EXPIRATION    PRESENT
NAME                                        GRANTED      IN 1999      ($/SH)       DATE       VALUE(2)
----                                        -------      -------      ------       ----       --------
Gerald M. Levin..........................   218,750         1.7%     $ 69.16     3/16/09     $6,138,125
                                            109,375          .8        86.45     3/16/09      2,393,125
                                            109,375          .8       103.74     3/16/09      1,869,219
Richard D. Parsons.......................   125,000         1.0%     $ 69.16     3/16/09     $3,507,500
                                             62,500          .5        86.45     3/16/09      1,367,500
                                             62,500          .5       103.74     3/16/09      1,068,125
Richard J. Bressler......................   100,000          .8%     $ 69.16     3/16/09     $2,806,000
Peter R. Haje............................    60,000          .5%     $ 69.16     3/16/09     $1,683,600
John A. LaBarca..........................    32,500          .3%     $ 69.16     3/16/09     $  911,950

---------

(1) Options for executive officers are generally awarded pursuant to plans approved by Time Warner's stockholders and the terms are governed by the plans and the recipient's option agreement. The option exercise price is the fair market value of the Time Warner Common Stock on the date of grant except for the awards to Messrs. Levin and Parsons of which one quarter of the total award has an exercise price 25% above the fair market value of the Time Warner Common Stock on the date of grant and one quarter of which has an exercise price 50% above such fair market value. As of December 31, 1999, the options shown in the table become exercisable in installments of one-third on the first three anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. As a result of the approval of the AOL Merger by Time Warner's Board of Directors on January 9, 2000, these options vested and are currently exercisable. Payment of the exercise price of an option may be made in cash or, in whole or in part, in full shares of Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made with shares of Time Warner Common Stock.

(2) These amounts represent the estimated present value of stock options at the date of grant calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 23.0% based on a three-year period ending March 31, 1999; an expected term to exercise of eight years; a risk-free rate of return based on the interest rate of a U.S. Treasury Strip in effect on the date of the award with an eight-year maturity (March 17, 1999 -- 5.38%); and a dividend yield of .26%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

                                     III-4

OPTION EXERCISES AND VALUES IN 1999

    The following table sets forth as to each of the named executive officers information on option exercises during 1999 and the status of his options on December 31, 1999, as adjusted to reflect the Time Warner Stock Split: (i) the number of shares of Time Warner Common Stock underlying options exercised during 1999; (ii) the aggregate dollar value realized upon exercise of such options;
(iii) the total number of shares of Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 1999; and
(iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 1999.

                     AGGREGATE OPTION EXERCISES DURING 1999
                                      AND
                       OPTION VALUES ON DECEMBER 31, 1999

                                                                                        DOLLAR VALUE OF
                       NUMBER OF                        NUMBER OF SHARES                  UNEXERCISED
                         SHARES       DOLLAR         UNDERLYING UNEXERCISED              IN-THE-MONEY
                       UNDERLYING      VALUE         OPTIONS ON 12/31/99(4)         OPTIONS ON 12/31/99*(4)
                        OPTIONS      REALIZED     ----------------------------   -----------------------------
NAME                   EXERCISED    ON EXERCISE   EXERCISABLE   NONEXERCISABLE   EXERCISABLE    NONEXERCISABLE
----                   ---------    -----------   -----------   --------------   -----------    --------------
Gerald M. Levin(1)...    70,032     $3,091,212     6,740,006      1,137,494      $352,922,985    $24,804,976
Richard D. Parsons...     --            --         1,500,000        550,000      $ 72,716,748    $10,729,312
Richard J.
  Bressler(2)........     --            --           692,218        199,998      $ 36,345,826    $ 4,358,077
Peter R. Haje(3).....    80,000     $4,747,807     1,380,000        150,000      $ 82,606,851    $ 3,827,775
John A. LaBarca......    50,000     $2,682,500       159,002         82,498      $  7,921,195    $ 2,123,833

---------

 * Calculated using the closing price of $72.3125 per share on December 31, 1999 minus the option exercise price.

(1) The options exercised by Mr. Levin were awarded in 1989. Mr. Levin is the only executive officer listed above who holds SARs awarded in tandem with any of his stock options. 200,000 of Mr. Levin's options held on December 31, 1999 were awarded with tandem SARs; they all were awarded on or prior to September 22, 1989 and are currently exercisable; and at December 31, 1999, they had a value of $11,024,500, but no separate value has been attributed to these SARs. These SARs are exercisable for Time Warner Common Stock or cash, subject to a $250,000 limit on the amount of cash that may be received upon their exercise.

(2) Includes 196,000 exercisable options that Mr. Bressler has transferred to a family-owned limited partnership. At December 31, 1999, these options had a value of $10,142,542.

(3) Includes 60,000 exercisable options that Mr. Haje has transferred to a family-owned limited partnership. At December 31, 1999, these options had a value of $2,550,150.

(4) All options held by the named executive officers became immediately exercisable in full upon the approval by Time Warner's Board of Directors of the AOL Merger on January 9, 2000.

    The option exercise price of all the options held by the named executive officers is the fair market value of the Time Warner Common Stock on the date of grant except for half of the regular annual options awarded to Messrs. Levin and Parsons in 1996 through 1999 (see 'Stock Option Grants in 1999') and 1,000,000 of Mr. Levin's options awarded in 1993, half of which have an exercise price 25% above the fair market value of Time Warner Common Stock on the date of grant and the other half of which have an exercise price 50% above such fair market value. All such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder's immediate family. In November 1999, Time Warner's Board of Directors approved amendments to Time Warner's stock option plans to permit optionees to defer receipt of the shares of Time Warner Common Stock receivable upon exercise of options to a future date elected by the optionee, thereby deferring the recognition of income by the optionee (and Time Warner's tax deduction) until such future date. During the deferral period, the shares are not outstanding, do not vote and do not pay dividends; however, Time Warner has agreed to pay the optionee dividend equivalents during the deferral period.

    The options held by executive officers remain exercisable for the full term of their employment agreements in the event their employment terminates as a result of Time Warner's breach. For some executive officers, some of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one or three years after death or total disability (depending on their date of grant) and five years after retirement. All options terminate one month after the holder's employment is terminated for cause or immediately if such termination for cause is for fraud, misappropriation or embezzlement. The terms of the options shown in the chart are

                                     III-5
generally ten years, although 640,000 options held by Mr. Levin have a term of 15 years from the date of their award in 1989.

EMPLOYMENT ARRANGEMENTS

    Time Warner is, and during 1999 was, a party to employment agreements with the five named executive officers and certain directors or representatives of the Time Warner General Partners and TWE. These agreements have been filed with the SEC as exhibits to Time Warner's periodic filings. In addition, each such person participates in Time Warner's employee benefit plans available to its employees generally.

    Among other things, the agreements with the named executive officers typically provide for: a fixed term of employment in a specified executive post; annual salary; contributions to a non-current compensation account, generally equal to 50% of annual salary, which is invested and paid out as described below under 'Non-Current Compensation Accounts'; an annual bonus in the discretion of the Compensation Committee of the Time Warner Board of Directors, all or a portion of which may be deferred at the election of the executive officer (Mr. Levin may also defer a portion of his salary); and life insurance benefits to be provided by split dollar policies, generally for the life of the executive and pursuant to which Time Warner recovers an amount equal to the net after-tax cost to Time Warner of the premiums on such policy or the cash surrender value thereof, as well as $50,000 of group term life insurance under an insurance program generally provided by Time Warner to its employees and a cash payment equal to the premium for the coverage that would have otherwise been provided under the general terms of such program. The agreements also typically include provisions for the executive's participation in Time Warner stock option and other compensation and benefit plans.

    Generally, such agreements include a narrow definition of the 'cause' for which an executive's employment may be terminated and in that event, the executive will only receive earned and unpaid base salary and contributions to the non-current compensation account accrued through such date of termination.

    These agreements typically provide that in the event of Time Warner's material breach or termination of the executive's employment during the term of employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the compensation otherwise payable during the remaining portion of the executive's term of employment (including any advisory period) or (b) to remain an employee of Time Warner through the end of such period and, without having to perform any services, receive such compensation as if there had been no breach or termination. Mr. Bressler is also entitled to a minimum of one year of severance and to receive from Time Warner either the stock options he would have received for the remainder of the term of employment or the value of such options in cash. Executives are not generally required to mitigate damages after such a termination, other than as necessary to prevent Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be 'contingent on a change' under the Internal Revenue Code of 1986, as amended (the 'Code'). In addition, these agreements typically provide that if an executive thereafter obtains other employment, the total cash salary and bonus received therefrom for services prior to the expiration of the executive's employment term (up to the amount of compensation paid to the executive by Time Warner for such period) must be paid over to Time Warner as received except that the executive officer may retain and not pay over to Time Warner an amount equal to the severance he would have received in accordance with Time Warner's personnel policies if he had been job eliminated.

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

    The minimum annual salaries and non-current compensation contributions under these agreements for the named executive officers are as shown for 1999 in the Summary Compensation Table, except for Mr. Bressler, whose current annual salary is $700,000 with a non-current compensation contribution equal to one-half of the

                                     III-6
annual salary, and for Mr. Haje, who has retired from service as an executive officer effective January 1, 2000. The expiration dates of these agreements and the amounts of the individual life insurance coverage for the lifetime of such persons (except for Mr. LaBarca who is covered to age 65) are: Mr.
Levin -- December 31, 2003 and $6 million; Mr. Parsons -- December 31, 2004 and $5 million; Mr. Bressler -- December 31, 2004 and $4 million; Mr.
Haje -- December 31, 1999 (not including a two-year advisory period) and $4 million; and Mr. LaBarca -- April 30, 2002 (not including a one-year advisory period) and $1.6 million. Mr. Levin's agreement allows him, effective no earlier than June 30, 2002 and with not less than six months' prior notice to Time Warner, to give up his executive positions and become an advisor to Time Warner for the remainder of the agreement term. In that case, his advisory compensation would be equal to his annual salary and non-current compensation contribution. Mr. Parsons' agreement will terminate on December 31, 2001 if Mr. Parsons has not been designated Chief Operating Officer of Time Warner by June 30, 2001 with an effective date no later than January 1, 2002.

NON-CURRENT COMPENSATION ACCOUNTS

    Time Warner deposited non-current compensation contributions for each named executive officer in 1999 into separate accounts in a grantor trust established by Time Warner. An investment advisor is appointed for each such account subject to approval by the relevant executive. Funds are invested in securities as directed by the investment advisor, with the assumed after-tax effect upon Time Warner of gains, losses and income, and distributions thereof, and of interest expenses and brokerage commissions and other direct expenses attributed thereto, being credited or charged to the account. Payments are generally made to the officer from the account in installments to liquidate the account over a period of ten years, or such shorter period as the officer elects, commencing on the later of the end of the employment term or the date the executive ceases to be an employee. Such payments include an amount equal to the assumed tax benefit to Time Warner of the compensation deduction available for tax purposes for the portion of the account represented by the net appreciation in such account, even though Time Warner might not actually receive such tax benefit. Commencing in 1999, Time Warner's executive officers could elect to have half or all of these non-current compensation contributions credited to Time Warner's Deferred Compensation Plan instead of the grantor trust accounts. This Plan is an unfunded, nonqualified plan that permits higher-paid employees to make tax-deferred savings of certain compensation that exceeds the federal law limits for tax qualified benefit plans. Participants select crediting rates for their amounts credited to the Plan. These rates are based on the actual returns of mutual funds and other investments offered under the Savings Plan.

    Amounts paid by Time Warner to the non-current compensation accounts of the named executive officers for 1999 and the portion, if any, of the 1999 annual bonus elected to be deferred by any such officer are included in the amounts shown in the Summary Compensation Table above.

TIME WARNER EMPLOYEES' PENSION PLAN

    The Time Warner Employees' Pension Plan (the 'Old Pension Plan'), which provides benefits to eligible employees, including officers, of Time Warner and certain of its subsidiaries, was amended effective as of January 1, 2000, as described below, and renamed the Time Warner Pension Plan -- TWI (the 'Amended Pension Plan' and, together with the Old Pension Plan, the 'Pension Plans'). Because of certain grandfathering provisions, the benefit of participants with a minimum of ten years of benefit service whose age and years of benefit service equal or exceed 65 years as of January 1, 2000, including Mr. Levin, will be determined under either the provisions of the Old Pension Plan or the Amended Pension Plan, whichever produces the greater benefit.

    Under the Old Pension Plan, a participant accrues benefits on the basis of 1 2/3% of the average annual compensation (defined as the highest average annual compensation for any five consecutive full and partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) for each year of service up to 30 years and 1/2% for each year of service over 30. Compensation for purposes of calculating average annual compensation under the Pension Plans is limited to $200,000 per year for 1988 through 1993 and $150,000 per year for 1994 and thereafter (each subject to adjustments provided in the Code). Eligible employees become vested in all benefits under the Pension Plans on the earlier of five years of service or certain other events.

                                     III-7

    Under the Amended Pension Plan, a participant accrues benefits equal to the sum of 1.25% of a participant's average annual compensation not in excess of his covered compensation up to the average Social Security wage base and 1.67% of his average annual compensation in excess of such covered compensation multiplied by his years of benefit service (not in excess of 30).

    Under the Old Pension Plan, employees who are at least 60 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension ('early retirement'). An early retirement supplement is payable to an employee terminating employment at age 55 and before age 60, after 20 years of service, equal to the actuarial equivalent of such person's accrued benefit, or, if greater, an annual amount equal to the lesser of 35% of such person's average compensation determined under the Old Pension Plan or such person's accrued benefit at age 60 plus Social Security benefits at age 65. The supplement ceases when the regular pension commences at age 60. Under the Amended Pension Plan, employees who are at least 62 years old and have completed at least ten years of service may elect early retirement and receive the full unreduced amount of their annual pension.

    Annual pension benefits under the Old Pension Plan are reduced by a Social Security offset determined by a formula that takes into account credited service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable (the 'Social Security Offset'). Under both of the Pension Plans, the pension benefit of participants on December 31, 1977 in the former Time Employees' Profit-Sharing Savings Plan (the 'Profit Sharing Plan') is further reduced by a fixed amount attributable to a portion of the employer contributions and investment earnings credited to such employees' account balances in the Profit Sharing Plan as of such date (the 'Profit Sharing Plan Offset').

    Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under both of the Pension Plans. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended ('ERISA'), Time Warner has adopted the Time Warner Excess Benefit Pension Plan (the 'Excess Plan'), which provides for payments by Time Warner of certain amounts which employees of Time Warner would have received under the Pension Plans if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter, to a maximum of $350,000) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000 limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 and thereafter.

    The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications under the Amended Pension Plan. The amounts shown in the table do not reflect the effect of the previously-described (1) Profit Sharing Plan Offset or (2) early retirement supplements. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the Amended Pension Plan and the Excess Plan. The estimated amounts are based on the assumption that payments under the Amended Pension Plan will commence upon normal retirement (generally age 65) or early retirement, that the Amended Pension Plan will continue in force in its present form and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from Time Warner's assets and are included in the amounts shown in the following table.

                                                        ESTIMATED ANNUAL PENSION FOR
HIGHEST CONSECUTIVE                                      YEARS OF CREDITED SERVICE
FIVE YEAR AVERAGE                           ----------------------------------------------------
COMPENSATION                                   10         15         20         25         30
------------                                   --         --         --         --         --
$200,000..................................  $ 31,870   $ 47,800   $ 63,740   $ 79,670   $ 95,610
 400,000..................................    65,200     97,800    130,410    163,010    195,610
 600,000..................................    98,530    147,800    197,070    246,340    295,610
 800,000..................................   131,870    197,810    263,740    329,680    395,620

    The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plans and the Excess Plan for each of Messrs. Levin, Parsons, Bressler, Haje and LaBarca is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plans and the Excess Plan are based on the highest average annual compensation for any five consecutive full or partial calendar years of

                                     III-8
employment (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin (and employees who participated in the Old Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. The estimated annual benefits payable under the Amended Pension Plan and the Excess Plan, as of February 1, 2000, would be based on average compensation of $729,248 for Mr. Levin; $290,095 for Mr. Parsons; $290,095 for Mr. Bressler; $290,095 for Mr. Haje; and $290,095 for Mr. LaBarca, with 27.8, 5.0, 11.2, 9.4 and 6.8 years of credited service, respectively. In addition, pursuant to his employment agreement, Mr. Parsons will be entitled to receive supplemental payments from Time Warner that will achieve a total retirement benefit equal to what he would have received if he had five additional years of credited service under the Amended Pension Plan. Pursuant to his employment agreement, Mr. LaBarca will be entitled to receive supplemental payments from Time Warner that will achieve a total retirement benefit equal to what he would have received if he had an additional .9 of a year of service for each year he was employed by Time Warner up to a maximum of nine additional years. The estimated annual pension payable to Mr. Levin under the Old Pension Plan and the Excess Plan upon his retirement based on the indicated remuneration and years of service would be $337,889, without reflecting the effect of the previously-described Social Security or Profit Sharing Plan Offsets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP BY PARTNERS OF TWE

    The table below sets forth, as of March 15, 2000, the pro rata priority capital and residual equity interests of each Time Warner General Partner and each Limited Partner in TWE. Subsidiaries of Time Warner and the Time Warner General Partners collectively own 74.49% of the pro rata priority capital and residual equity capital and 100% of the priority capital interests junior to the pro rata priority capital interests. TW/TAE, Inc., Time Warner Companies, Inc. and each Time Warner General Partner is a direct or indirect wholly owned subsidiary of Time Warner. MediaOne Group, Inc. is a wholly owned subsidiary of MediaOne.

                                                              RESIDUAL
                                                               EQUITY
TIME WARNER GENERAL PARTNERS                                  INTEREST
----------------------------                                  --------
American Television and Communications Corporation..........    25.77%
Warner Communications, Inc..................................    37.50%

LIMITED PARTNERS
MediaOne Group, Inc.........................................    25.51%
Time Warner Companies, Inc..................................     5.61%
TW/TAE, Inc.................................................     5.61%
                                                               ------
                                                               100.00%
                                                               ------
                                                               ------

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Set forth below is the name, address and stock ownership of each person or group of persons known by TWE to own beneficially securities of Time Warner having more than 5% of the voting power of Time Warner's voting securities and, unless otherwise indicated, is based on information provided to Time Warner as of February 1, 2000 by the beneficial owner. Subsidiaries of Time Warner collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE.

                                     III-9

                                                               SHARES OF
                                                                 STOCK                    PERCENT OF
NAME AND ADDRESS                                              BENEFICIALLY   PERCENT OF     VOTING
OF BENEFICIAL OWNER                                              OWNED        CLASS(1)     POWER(2)
-------------------                                           ------------    --------     --------
TIME WARNER COMMON STOCK
Capital Research and Management Company(3) .................   59,438,350        5.0%        4.5%
  333 South Hope Street
  Los Angeles, CA 90071

FMR Corp.(4) ...............................................   91,409,736        7.7         7.3
  82 Devonshire Street
  Boston, MA 02109

Janus Capital Corporation(5) ...............................   92,187,046        7.7         7.3
  100 Fillmore Street
  Denver, CO 80206

R.E. Turner(6) .............................................  110,823,084        9.6         9.1
  c/o Turner Broadcasting System, Inc.
  One CNN Center
  Atlanta, GA 30303

TIME WARNER SERIES LMCN-V STOCK
Liberty Media Corporation(7) ...............................  114,123,884      100.0         *
  9197 South Peoria Street
  Englewood, CO 80112

---------
 *  Less than 1%.

(1) Under certain circumstances, each share of Time Warner Series LMCN-V Common Stock is convertible into one share of Time Warner Common Stock; such circumstances are not currently present.

(2) Each share of Series LMCN-V Common Stock currently has 1/100 of a vote on certain limited matters.

(3) Beneficial ownership is as of December 31, 1999. Capital Research and Management Company, an investment adviser, has filed with the SEC Amendment No. 3, dated February 10, 2000, to its statement on Schedule 13G to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has voting power over none of these shares,
    (c) the shares of Time Warner Common Stock reported as beneficially owned include 4,760,064 shares of Time Warner Common Stock reported as issuable upon the conversion of 2,380,000 shares of 7.00% automatic common exchange securities due 2000 of Houston Industries Incorporated (the 'Houston ACEs') (these shares have been excluded from the calculation of voting power),
    (d) all of the reported shares are held for the benefit of its clients and
    (e) it and each of its subsidiary investment management companies acts separately in exercising investment direction over its managed accounts.

(4) Beneficial ownership is as of December 31, 1999. FMR Corp., a holding company, has filed with the SEC Amendment No. 3, dated February 14, 2000, to its statement on Schedule 13G to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has sole voting power over 4,857,887 of these shares and no shared voting power,
    (c) these shares are held principally by Fidelity Management & Research Company, a wholly-owned investment adviser, (d) the shares of Time Warner Common Stock reported as beneficially owned include 2,365,400 shares of Time Warner Common Stock reported as issuable upon the conversion of 1,182,700 shares of Houston ACEs (these shares have been excluded from the calculation of voting power), (e) these shares are, for the most part, held by investment companies and institutional accounts managed by subsidiaries of FMR Corp. and (f) the family of Edward C. Johnson 3d, including
    Mr. Johnson, the Chairman of FMR Corp., and his daughter Abigail Johnson, a director, and trusts for the family members' benefit may be deemed to form a controlling group with respect to FMR Corp.

(5) Beneficial ownership is as of December 31, 1999; Janus Capital Corporation, an investment adviser, has filed with the SEC Amendment No. 1, dated February 14, 2000, to its statement on Schedule 13G to the effect that
    (a) because it acts as an investment adviser to several investment companies and individual and institutional clients, it may be deemed the beneficial owner of these shares, which are held by its clients, (b) it may be deemed to share dispositive and voting power over all these shares with Thomas
    H. Bailey, Chairman of the Board, President and owner of approximately
    12.2% of Janus Capital Corporation, and (c) the shares of Time Warner
    Common Stock reported as beneficially owned include 4,057,718 shares of Time Warner Common Stock reported as issuable upon conversion of convertible securities (these shares have been excluded from the calculation of voting power).

(6) Includes (a) 579,884 shares of Time Warner Common Stock owned by a corporation wholly owned by Mr. Turner, (b) 2,600,998 shares of Time Warner Common Stock held by a trust over which Mr. Turner has sole voting and dispositive control, (c) 6,028,896 shares of Time Warner Common Stock held by a limited partnership of which Mr. Turner is the sole general partner,
    (d) 4,000,000 shares of Time Warner Common Stock, that, on May 12, 2000,
    Mr. Turner has the right to put to a broker at $19.815 per share and the broker has a right to call from Mr. Turner at $30.05 per share (which call Mr. Turner may settle in cash), (e) 770,000 shares of Time Warner Common Stock owned by Mr. Turner's wife and (f) 5,000,000 shares of Time Warner Common Stock held by the Turner Foundation, Inc., of which Mr. Turner is one of six trustees; and excludes 4,175,000 of Time Warner Common Stock subject to options to purchase Time Warner Common Stock issued by Time Warner which, on February 1, 2000, were unexercised but were exercisable within 60 days from that date (but such shares are included in the percent-of-class calculation but not voting power). Mr. Turner disclaims beneficial ownership of shares held by his wife and the Turner Foundation, Inc.

(7) Consists of shares beneficially owned by Liberty Media Corporation, through its direct and indirect subsidiaries; excludes 559,066 shares of Time Warner Common Stock held by an indirect wholly owned subsidiary of AT&T Corp. In March 1999, AT&T Corp. acquired Tele-Communications, Inc., and Liberty Media Corporation (its subsidiary), but incumbent management of Liberty Media Corporation has voting and investment control over the Time Warner Series LMCN-V Common Stock.
                                     III-10

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth as of February 1, 2000 for each current representative of TWE and each current member of the board of directors of one or more of the Time Warner General Partners, the five most highly compensated executive officers of TWE and the Time Warner General Partners in 1999 and for all current representatives, directors and executive officers of TWE and the Time Warner General Partners as a group, information concerning the beneficial ownership of Time Warner Common Stock.

                                                              COMMON STOCK BENEFICIALLY OWNED(1)
                                                              -----------------------------------
                                                              NUMBER OF      OPTION      PERCENT
NAME                                                            SHARES     SHARES(2)    OF CLASS
----                                                          ----------   ----------   ---------
Christopher P. Bogart(5)....................................        28       100,000        *
Richard J. Bressler(5)......................................    11,298       892,216        *
Peter R. Haje(5)............................................    20,021     1,530,000        *
John A. LaBarca(5)..........................................     4,091       241,500        *
Gerald M. Levin(3)(5).......................................   886,962     7,877,500        *
Richard D. Parsons(5).......................................    22,650     2,050,000        *
Joseph A. Ripp (4)(5).......................................    13,446       281,000        *
Charles M. Lillis...........................................        --            --        *
Pearre Williams.............................................        --            --        *
All current representatives, directors and executive
  officers (12 persons) as a group(3)(4)(5).................   973,818     11,986,868      1.1%

---------

* Represents beneficial ownership of less than one percent of issued and outstanding stock on February 1, 2000.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC. Unless otherwise indicated, beneficial ownership includes both sole voting and sole investment power. This table does not include any Time Warner Common Stock which may be held by the Time Warner General Partners or other Time Warner subsidiaries or pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers may serve as directors or trustees. As of February 1, 2000, the only equity securities of Time Warner beneficially owned by the named persons or group were shares of Time Warner Common Stock and options to purchase Time Warner Common Stock.

(2) Reflects shares of Time Warner Common Stock subject to options to purchase Time Warner Common Stock issued by Time Warner which, on February 1, 2000, were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed 'Number of Shares.' 196,000 of the stock options shown for Mr. Bressler and 60,000 of the stock options shown for Mr. Haje have been transferred to a limited partnership owned by their respective families. As a result of the Time Warner Board of Directors' approval of the AOL Merger on January 9, 2000, all then outstanding options, by their terms, vested and became exercisable.

(3) Includes 30,000 shares of Time Warner Common Stock held by Mr. Levin's wife, as to which Mr. Levin disclaims any beneficial ownership.

(4) Includes 400 shares of Time Warner Common Stock held by Mr. Ripp's adult son, as to which Mr. Ripp disclaims any beneficial ownership.

(5) Includes an aggregate of approximately 75,950 shares of Time Warner Common Stock held by a trust under an employee stock plan of Time Warner and its subsidiaries for the benefit of current representatives, directors and executive officers (including 28 shares for Mr. Bogart, 9,028 shares for Mr. Bressler, 4,091 shares for Mr. LaBarca, 22,066 shares for Mr. Levin, 324 shares for Mr. Parsons and 12,646 shares for Mr. Ripp). Approximately 7,045 shares of Time Warner Common Stock are held by the trust under the Time Warner Savings Plan for the benefit of Mr. Haje.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CORPORATE SERVICES

    Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the capitalization of TWE on June 30, 1992 (the 'TWE Capitalization'). As compensation and reimbursement for the cost of providing such services and facilities, TWE paid Time Warner fees in the amount of $73 million, $72 million and $72 million in 1999, 1998, and 1997, respectively.

OPTION REIMBURSEMENT

    Upon the exercise of options to purchase securities of Time Warner by any officer or other employee of TWE or of any 'strategic venture' of TWE, including, without limitation, TWE Japan, or of Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or

                                     III-11
any such 'strategic venture,' TWE or such 'strategic venture' must reimburse Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement is hereinafter called a 'Stock Option Distribution'). At December 31, 1999, TWE had accrued $1.29 billion of Stock Option Distributions payable to Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $27 milion for each one dollar increase (decrease) in the closing price of Time Warner Common Stock. See
Notes 8 and 9 to the TWE consolidated financial statements, which are presented herein at pages F-31 through F-34.

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

OTHER ARRANGEMENTS AND TRANSACTIONS

    The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm's-length basis. For additional information regarding such arrangements, see Note 15 to TWE's consolidated financial statements included herein at pages F-41 and F-42 and Note 14 to the TWE General Partner's consolidated financial statements included herein at page F-77.

    For information with respect to WCI's payment of a special dividend to Time Warner and the establishment of a revolving credit agreement, see Note 6 to the TWE General Partner's consolidated financial statements at page F-70 herein.

                                     III-12

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

    (b) Reports on Form 8-K:

    No Current Report on Form 8-K was filed by TWE during the quarter ended December 31, 1999.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH OF THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, ON MARCH 29, 2000.

                           TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           By: Warner Communications Inc.,
                              as General Partner

                           By: /s/ JOSEPH A. RIPP
                               ___________________________________________
                               NAME: JOSEPH A. RIPP
                               TITLE:  EXECUTIVE VICE PRESIDENT AND CHIEF
                               FINANCIAL OFFICER

                           AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION ('ATC')
                           WARNER COMMUNICATIONS INC. ('WCI')

                           By:  /s/ JOSEPH A. RIPP
                               ___________________________________________
                               NAME: JOSEPH A. RIPP
                               TITLE:  EXECUTIVE VICE PRESIDENT AND CHIEF
                               FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 29, 2000.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
             /s/ GERALD M. LEVIN               Director of ATC and WCI and Chairman of the
--------------------------------------------     Board and Chief Executive Officer of each
              (GERALD M. LEVIN)                  Registrant (Principal Executive Officer)

            /s/ JOSEPH A. RIPP                 Executive Vice President and Chief Financial
--------------------------------------------     Officer of each Registrant (Principal
              (JOSEPH A. RIPP)                   Financial Officer)

            /s/ JAMES W. BARGE                 Vice President and Controller of each
--------------------------------------------     Registrant (Principal Accounting Officer)
              (JAMES W. BARGE)

         /s/ CHRISTOPHER P. BOGART             Director of ATC and WCI
--------------------------------------------
           (CHRISTOPHER P. BOGART)

          /s/ RICHARD J. BRESSLER              Director of ATC and WCI
--------------------------------------------
            (RICHARD J. BRESSLER)

           /s/ RICHARD D. PARSONS              Director of ATC and WCI
--------------------------------------------
            (RICHARD D. PARSONS)

        TIME WARNER ENTERTAINMENT COMPANY, L.P. AND TWE GENERAL PARTNERS
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                   PAGE
                                                              ---------------
                                                                       TWE
                                                                     GENERAL
                                                              TWE    PARTNERS
                                                              ---    --------
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................  F-2      F-48
Consolidated Financial Statements:
    Balance Sheets..........................................  F-14     F-55
    Statements of Operations................................  F-15     F-56
    Statements of Cash Flows................................  F-16     F-57
    Statements of Partnership Capital and Shareholders'
      Equity................................................  F-17     F-58
    Notes to Consolidated Financial Statements..............  F-18     F-60
Report of Independent Auditors..............................  F-44     F-80
Selected Financial Information..............................  F-45     F-81
Quarterly Financial Information.............................  F-46
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  F-47     F-82

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

    Time Warner Entertainment Company, L.P. ('TWE' or the 'Company') classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE also manages the cable properties owned by Time Warner Inc. ('Time Warner') and the combined cable television operations are conducted under the name of Time Warner Cable.

USE OF EBITA

    TWE evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992, which created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

AT&T-MEDIAONE MERGER

    At the time of this filing, MediaOne Group, Inc. ('MediaOne'), a limited partner in TWE, had agreed to be acquired by AT&T Corp. ('AT&T'). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

AMERICA ONLINE-TIME WARNER MERGER

    In January 2000, Time Warner and America Online, Inc. ('America Online') announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). The Merger will create a leading, fully integrated media and communications company that will combine Time Warner's and TWE's collection of media, entertainment and news brands and its technologically advanced cable infrastructure with America Online's extensive Internet franchises and technology. Management believes that the combined company will be well positioned to expand the use of the Internet in consumers' everyday lives and, accordingly, provide Time Warner's and TWE's content businesses with increased access to consumers through a new and growing distribution medium. Management further believes that the Merger will result in significant new business and other value-creation opportunities,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

including additional opportunities for e-commerce, growth in subscribers for each company's products and services, and cost and operating efficiencies from cross-promotional and other opportunities.

    As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

    As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

    For 1999, the significant, nonrecurring items included (i) net pretax gains in the amount of $2.119 billion relating to the sale or exchange of various cable television systems and investments, (ii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iii) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco and
(iv) a one-time, noncash pretax charge of approximately $106 million relating to Warner Bros.'s retail stores.

    For 1998, the significant, nonrecurring items included (i) net pretax gains of approximately $90 million relating to the sale or exchange of various cable television systems and investments and (ii) a pretax charge of approximately $210 million principally to reduce TWE's carrying value of its investment in Primestar, Inc. ('Primestar').

    For 1997, the significant, nonrecurring items included (i) net pretax gains of approximately $200 million relating to the sale or exchange of various cable television systems, (ii) a pretax gain of approximately $250 million relating to the sale of its interest in E! Entertainment Television, Inc.
('E! Entertainment') and (iii) an extraordinary loss of $23 million on the retirement of debt.

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

    In addition to the above significant and nonrecurring items, the comparability of TWE's Cable division results has been affected further by certain 1998 cable-related transactions, as described more fully in Note 2 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income, principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

COST SAVINGS

    Since 1997, together with Time Warner, TWE has been engaged in a company-wide cost management program. The program's purpose is to control costs by identifying more efficient ways of conducting its

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

businesses. As part of these cost savings initiatives, TWE implemented some changes to its pension plans in 1999. As a result of these changes, and when taken together with other changes in actuarial assumptions that include a 100 basis point increase in pension discount rates, TWE expects to reduce its pension expense by approximately $25 million in 2000.

RESULTS OF OPERATIONS

1999 VS. 1998

    EBITA and operating income are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                               EBITA              OPERATING INCOME
                                                         ------------------      ------------------
                                                          1999        1998        1999        1998
                                                         ------      ------      ------      ------
                                                                         (MILLIONS)
Filmed Entertainment-Warner Bros(a)....................  $  787      $  498      $  665      $  369
Broadcasting-The WB Network............................     (92)        (93)        (96)        (96)
Cable Networks-HBO.....................................     527         454         527         454
Cable(b)...............................................   3,517       1,369       3,139         992
Digital Media..........................................      (8)         --          (8)         --
                                                         ------      ------      ------      ------
Total..................................................  $4,731      $2,228      $4,227      $1,719
                                                         ------      ------      ------      ------
                                                         ------      ------      ------      ------

---------

(a) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a $97 million pretax gain relating to the sale of an interest in CanalSatellite, offset in part by a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

(b) The comparability of the Cable division's operating results has been affected by certain 1998 cable-related transactions in addition to net pretax gains relating to the sale or exchange of certain cable television systems and investments of $2.119 billion in 1999 and $90 million in 1998.

CONSOLIDATED RESULTS

    TWE had revenues of $13.164 billion and net income of $2.759 billion for the year ended December 31, 1999, compared to revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998.

    As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $2.325 billion of net pretax gains in 1999, compared to $120 million of net pretax losses in 1998.

    TWE's net income increased to $2.759 billion in 1999, compared to $326 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $149 million to $609 million in 1999 from $460 million in 1998. As more fully discussed below, this improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $150 million and $92 million for the years ended December 31, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

BUSINESS SEGMENT RESULTS

    Filmed Entertainment-Warner Bros. Revenues increased to $6.628 billion in 1999, compared to $6.051 billion in 1998. EBITA increased to $787 million in 1999 from $498 million in 1998. Operating income

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

increased to $665 million in 1999 from $369 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. The operating results in 1999 were affected by various significant, nonrecurring items, including an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million recognized in connection with the sale of an interest in CanalSatellite and a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores. Excluding the effect of these significant nonrecurring items, EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and domestic television syndication operations. These improvements were offset in part by lower results from consumer products operations and lower net gains on the sale of other assets.

    The decline in Warner Bros.'s consumer products operations relates, in part, to its retail stores. In the fourth quarter of 1999, Warner Bros. adopted a plan designed to improve the performance of its retail stores. The plan is expected to be executed largely over a three-year period and involves closing certain underperforming stores, transforming other stores into smaller and more efficient stores, and exploiting potential e-commerce opportunities. As a result of this plan, Warner Bros. recorded a one-time, noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. The charge represented the excess of the carrying value of those assets over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures.

    Broadcasting-The WB Network. Revenues increased to $384 million in 1999, compared to $260 million in 1998. EBITA improved to a loss of $92 million in 1999 from a loss of $93 million in 1998. Operating losses of $96 million were the same in both 1999 and in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were, and are expected to continue to be, negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The marginal EBITA loss improvement and flat operating losses principally resulted from the fact that significant revenue increases were offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

    Cable Networks-HBO. Revenues increased to $2.169 billion in 1999, compared to $2.052 billion in 1998. EBITA and operating income increased to $527 million in 1999 from $454 million in 1998. Revenues benefited primarily from an increase in subscriptions to 35.7 million from 34.6 million at the end of 1998. EBITA and operating income increased principally due to the revenue gains, increased cost savings, and higher income from Comedy Central, a 50%-owned equity investee.

    Cable. Revenues increased to $4.496 billion in 1999, compared to $4.378 billion in 1998. EBITA increased to $3.517 billion in 1999 from $1.369 billion in 1998. Operating income increased to $3.139 billion in 1999 from $992 million in 1998. These operating results were affected by certain cable-related transactions that occurred in 1998 (the '1998 Cable Transactions') and by net pretax gains of $2.119 billion recognized in 1999 and $90 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

    As of December 31, 1999 and 1998, there were 12.6 million subscribers under the management of TWE's Cable division.

    Digital Media. Digital Media operating results reflect start-up costs associated with TWE's digital media businesses, including the November 1999 launch of Entertaindom, TWE's entertainment Web destination. Digital Media had $8 million of operating losses on $1 million of revenues during 1999. Due to the start-up nature of these businesses, losses are expected to continue.

    Interest and Other, Net. Interest and other, net, decreased to $818 million of expense in 1999, compared to $945 million of expense in 1998. Interest expense decreased to $561 million in 1999, compared to $566 million in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts. There was other expense, net of $257 million in 1999, compared to $379 million in 1998. This decrease principally related to the absence of an approximate $210 million charge recorded in 1998 to reduce the carrying value of an interest in Primestar, offset in part by higher losses in 1999 from certain investments accounted for under the equity method of accounting.

    Minority Interest. Minority interest expense increased to $427 million in 1999, compared to $284 million in 1998. Minority interest expense increased primarily due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ('TWE-A/N') to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

1998 VS. 1997

    EBITA and operating income are as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                  EBITA           OPERATING INCOME
                                                             ---------------      -----------------
                                                              1998     1997        1998      1997
                                                             ------   ------      -------   -------
                                                                           (MILLIONS)
Filmed Entertainment-Warner Bros...........................  $  498   $  387      $  369    $  264
Broadcasting-The WB Network................................     (93)     (88)        (96)      (88)
Cable Networks-HBO.........................................     454      391         454       391
Cable(a)...................................................   1,369    1,184         992       877
                                                             ------   ------      ------    ------
Total......................................................  $2,228   $1,874      $1,719    $1,444
                                                             ------   ------      ------    ------
                                                             ------   ------      ------    ------

---------

(a) The comparability of the Cable division's operating results has been affected by certain 1998 cable-related transactions in addition to net pretax gains relating to the sale or exchange of certain cable television systems and investments of approximately $90 million and $200 million recognized in 1998 and 1997, respectively.

CONSOLIDATED RESULTS

    TWE had revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998, compared to revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997.

    As previously described, the comparability of TWE's operating results for 1998 and 1997 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

approximately $120 million of net losses in 1998, compared to approximately $450 million of net gains in 1997. In addition, net income in 1997 included an extraordinary loss on the retirement of debt of $23 million.

    TWE's net income decreased to $326 million in 1998, compared to $614 million in 1997. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $229 million to $460 million in 1998, compared to $231 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income, including the positive effect of certain cable system transfers in 1998 (the 'TWE-A/N Transfers'), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting. The TWE-A/N Transfers are described more fully in Note 2 to the accompanying financial statements.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $92 million and $85 million for the years ended December 31, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

BUSINESS SEGMENT RESULTS

    Filmed Entertainment-Warner Bros. Revenues increased to $6.051 billion in 1998, compared to $5.462 billion in 1997. EBITA increased to $498 million in 1998 from $387 million in 1997. Operating income increased to $369 million in 1998 from $264 million in 1997. Revenues benefited from a significant increase in licensing fees from television production and distribution operations, principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains and cost savings, offset in part by lower international syndication sales of library product and lower results from theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

    Broadcasting-The WB Network. Revenues were $260 million in 1998, compared to $136 million in 1997. EBITA decreased to a loss of $93 million in 1998 from a loss of $88 million in 1997. Operating losses increased to $96 million in 1998 from $88 million in 1997. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

    Cable Networks-HBO. Revenues increased to $2.052 billion in 1998, compared to $1.923 billion in 1997. EBITA and operating income increased to $454 million in 1998 from $391 million in 1997. Revenues benefited primarily from an increase in subscriptions to 34.6 million from 33.6 million at the end of 1997. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

    Cable. Revenues increased to $4.378 billion in 1998, compared to $4.243 billion in 1997. EBITA increased to $1.369 billion in 1998 from $1.184 billion in 1997. Operating income increased to $992 million in 1998 from $877 million in 1997. These operating results were affected by the 1998 Cable Transactions and by net pretax gains of $90 million recognized in 1998 and $200 million in 1997 related to the sale or exchange of various cable television systems and investments. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

an increase in advertising revenues. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending.

    Interest and Other, Net. Interest and other, net, increased to $945 million of expense in 1998, compared to $326 million of expense in 1997. Interest expense increased to $566 million in 1998, compared to $490 million in 1997 principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $379 million in 1998, compared to other income of $164 million in 1997, primarily due to lower investment-related income, as well as higher losses associated with TWE's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of an approximate $250 million pretax gain recognized in 1997 in connection with the sale of an interest in E! Entertainment, the inclusion of an approximate $210 million charge recorded in 1998 principally to reduce the carrying value of an interest in Primestar and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

    Minority Interest. Minority interest expense decreased to $284 million in 1998, compared to $324 million in 1997. Minority interest expense decreased primarily due to the allocation of a portion of higher net pretax gains in 1997 relating to the sale or exchange of various cable television systems owned by TWE-A/N to the minority owners of that partnership. Excluding the effect of the gains recognized in each period, minority interest expense for 1998 and 1997 was comparable in amount and did not have any significant effect on operating trends.

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1999

1999 FINANCIAL CONDITION

    At December 31, 1999, TWE had $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital at December 31, 1998.

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

REDEMPTION OF REIT PREFERRED STOCK

    In March 1999, a subsidiary of TWE (the 'REIT') redeemed all of its shares of preferred stock ('REIT Preferred Stock') at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

CASH FLOWS

    During 1999, TWE's cash provided by operations amounted to $2.713 billion and reflected $4.731 billion of business segment EBITA, $860 million of noncash depreciation expense, less $2.119 billion of net pretax gains on the sale or exchange of cable television systems and investments, $498 million of interest payments, $132 million of income taxes, $73 million of corporate expenses, $15 million of proceeds repaid under TWE's

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

asset securitization program and $41 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $2.288 billion in 1998 reflected $2.228 billion of business segment EBITA, $927 million of noncash depreciation expense and $166 million of proceeds from TWE's asset securitization program, less $90 million of net pretax gains on the sale or exchange of cable television systems and investments, $537 million of interest payments, $91 million of income taxes, $72 million of corporate expenses and $243 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

    Cash used by investing activities was $605 million in 1999, compared to $745 million in 1998. The decrease principally resulted from the collection of TWE's $400 million loan to Time Warner and lower capital expenditures, offset in part by a $298 million decrease in investment proceeds. Investment proceeds decreased largely relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation and the receipt of approximately $650 million of proceeds in 1998 upon the formation of a cable joint venture in Texas, offset in part by the receipt of approximately $280 million of net proceeds in 1999 in connection with an exchange of cable television systems. Capital expenditures decreased to $1.475 billion in 1999, compared to $1.603 billion in 1998.

    Cash used by financing activities was $1.678 billion in 1999, compared to $1.778 million in 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $1.2 billion of capital distributions to Time Warner and $106 million of debt reduction. The use of cash in 1998 principally reflected $1.153 billion of distributions paid to Time Warner and the use of investment proceeds to reduce debt in connection with TWE's 1998 debt reduction efforts.

    Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

    Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will keep the business positioned for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.319 billion in 1999, compared to $1.451 billion in 1998. Capital spending by TWE's Cable division for 2000 is budgeted to be approximately $1.674 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and Road Runner-branded high-speed online service. Capital spending is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the 'FCC') in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As of December 31, 1999, Time Warner Cable had approximately $250 million remaining under this commitment, of which approximately $50 million is expected to be incurred for the upgrade of TWE's and TWE-A/N's owned and managed cable television systems. Management expects to satisfy this commitment by December 31, 2000 when Time Warner Cable's technological upgrade of its cable television systems is scheduled to be completed.

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

    Because TWE normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and, potentially, the current exploitation of DVDs, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

  Warner Bros. Backlog

    Warner Bros.'s backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $3.033 billion at December 31, 1999 (including amounts relating to TWE's cable television networks of $365 million and $599 million to Time Warner's cable television networks).

    Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of December 31, 1999, including cash received under the securitization facility and other advanced payments, approximately $700 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1999, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Of Time Warner's $375 million net sale contract position, $393 million of the foreign exchange sale contracts and $108 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $298 million and the purchase of $101 million of foreign currencies at fixed rates at December 31, 1998.

    Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1999, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1999 would result in approximately $14 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1999 would result in $14 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

EURO CONVERSION

    Effective January 1, 1999, the 'euro' was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, TWE continues to evaluate the short-term and long-term effects of the euro conversion on its European operations, principally filmed entertainment.

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

    TWE, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. TWE took various precautions related to the fact that many older computer programs, computer hardware and chip-based devices might have failed to recognize dates beginning on January 1, 2000 as being valid dates, and as a result might have failed to operate or might have operated improperly as such dates were introduced.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

    During 1999, TWE completed its efforts to minimize the risk of disruption related to Year 2000 issues. This program was described in TWE's reports filed with the Securities and Exchange Commission (the 'SEC'). To date, TWE has experienced few problems related to Year 2000 compliance, and the problems that have been identified have been addressed. TWE is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers, vendors and other entities with which it does business.

    Through the end of 1999, TWE, as a whole, incurred approximately $60 million related to its Year 2000 remediation program, which started in 1996. These expenditures were funded from the Company's operating cash flow. TWE anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. Future expenditures are not expected to be significant.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as 'anticipate,' 'estimate,' 'expects,' 'projects,' 'intends,' 'plans,' 'believes' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of such changes, new information, future events or otherwise.

    TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

   - For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as 'digital must-carry' or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable and high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

   - For TWE's digital media businesses, their ability to locate and invest in profitable businesses, to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost; their ability to manage costs and generate revenues; aggressive competition from existing and developing technologies and products; the resolution of issues concerning commercial activities via the Internet; including security, reliability, cost, ease of use and access; and the possibility of increased government regulation of new media services.

    In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                               1999         1998
                                                              -------      -------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $   517      $    87
Receivables, including $1.354 billion and $765 million due
 from Time Warner, less allowances of $668 and $506
 million....................................................    3,328        2,618
Inventories.................................................    1,220        1,312
Prepaid expenses............................................      246          166
                                                              -------      -------
Total current assets........................................    5,311        4,183

Noncurrent inventories......................................    2,274        2,327
Loan receivable from Time Warner............................       --          400
Investments.................................................      774          886
Property, plant and equipment...............................    6,488        6,041
Cable television franchises.................................    5,464        3,773
Goodwill....................................................    3,731        3,854
Other assets................................................      801          766
                                                              -------      -------
Total assets................................................  $24,843      $22,230
                                                              -------      -------
                                                              -------      -------

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................  $ 1,791      $ 1,473
Participations and programming costs payable................    1,717        1,515
Debt due within one year....................................        6            6
Other current liabilities, including $893 and $370 million
 due to Time Warner.........................................    2,209        1,942
                                                              -------      -------
Total current liabilities...................................    5,723        4,936

Long-term debt..............................................    6,655        6,578
Other long-term liabilities, including $1.292 and $1.130
 billion due to Time Warner.................................    3,501        3,267
Minority interests..........................................    1,815        1,522
Preferred stock of subsidiary holding solely a mortgage note
 of its parent..............................................       --          217
Time Warner General Partners' Senior Capital................       --          603

PARTNERS' CAPITAL
Contributed capital.........................................    7,338        7,341
Partnership deficit.........................................     (189)      (2,234)
                                                              -------      -------
Total partners' capital.....................................    7,149        5,107
                                                              -------      -------
Total liabilities and partners' capital.....................  $24,843      $22,230
                                                              -------      -------
                                                              -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1999         1998         1997
                                                              -------      -------      -------
Revenues(a).................................................  $13,164      $12,246      $11,318
                                                              -------      -------      -------

Cost of revenues(a)(b)......................................   (8,377)      (7,842)      (7,234)
Selling, general and administrative(a)(b)...................   (2,381)      (2,266)      (2,410)
Amortization of goodwill and other intangible assets........     (504)        (509)        (430)
Gain on sale or exchange of cable systems and
 investments(a).............................................    2,119           90          200
Gain on early termination of video distribution agreement...      215           --           --
Gain on sale of interest in CanalSatellite..................       97           --           --
Write-down of retail store assets...........................     (106)          --           --
                                                              -------      -------      -------

Business segment operating income...........................    4,227        1,719        1,444
Interest and other, net(a)..................................     (818)        (945)        (326)
Corporate services(a).......................................      (73)         (72)         (72)
Minority interest...........................................     (427)        (284)        (324)
                                                              -------      -------      -------

Income before income taxes..................................    2,909          418          722
Income taxes................................................     (150)         (92)         (85)
                                                              -------      -------      -------

Income before extraordinary item............................    2,759          326          637
Extraordinary loss on retirement of debt....................       --           --          (23)
                                                              -------      -------      -------

Net income..................................................  $ 2,759      $   326      $   614
                                                              -------      -------      -------
                                                              -------      -------      -------

---------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

   Revenues.................................................  $   564      $   695      $   431
   Cost of revenues.........................................     (266)        (220)        (167)
   Selling, general and administrative......................      (55)         (26)          18
   Gain on sale or exchange of cable systems and
    investments.............................................      308           --           --
   Interest and other, net..................................       20            6           30
   Corporate expenses.......................................      (73)         (72)         (72)

(b) Includes depreciation expense of:.......................  $   860      $   927      $   940
                                                              -------      -------      -------
                                                              -------      -------      -------

See accompanying notes.
                                      F-15

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1999         1998         1997
                                                              -------      -------      -------
OPERATIONS
Net income..................................................  $ 2,759      $   326      $   614
Adjustments for noncash and nonoperating items:
   Extraordinary loss on retirement of debt.................       --           --           23
   Depreciation and amortization............................    1,364        1,436        1,370
   Amortization of film costs...............................    1,897        1,936        1,833
   Gain on sale or exchange of cable systems and
    investments.............................................   (2,119)         (90)        (200)
   Equity in losses of investee companies after
    distributions...........................................      157          149           57
Changes in operating assets and liabilities:
   Receivables..............................................     (707)        (825)        (273)
   Inventories..............................................   (1,805)      (2,174)      (1,947)
   Accounts payable and other liabilities...................      798        1,178          393
   Other balance sheet changes..............................      369          352          (36)
                                                              -------      -------      -------

Cash provided by operations.................................    2,713        2,288        1,834
                                                              -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions................................     (478)        (388)        (172)
Capital expenditures........................................   (1,475)      (1,603)      (1,565)
Investment proceeds.........................................      948        1,246          485
Collection of loan to Time Warner...........................      400           --           --
                                                              -------      -------      -------

Cash used by investing activities...........................     (605)        (745)      (1,252)
                                                              -------      -------      -------

FINANCING ACTIVITIES
Borrowings..................................................    2,658        1,514        3,400
Debt repayments.............................................   (2,764)      (1,898)      (3,085)
Issuance of preferred stock of subsidiary...................       --           --          243
Redemption of preferred stock of subsidiary.................     (217)          --           --
Capital distributions.......................................   (1,200)      (1,153)        (934)
Other.......................................................     (155)        (241)        (100)
                                                              -------      -------      -------

Cash used by financing activities...........................   (1,678)      (1,778)        (476)
                                                              -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................      430         (235)         106

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................       87          322          216
                                                              -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD.......................  $   517      $    87      $   322
                                                              -------      -------      -------
                                                              -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                              TIME WARNER             PARTNERS' CAPITAL
                                                                GENERAL     -------------------------------------
                                                               PARTNERS'                  PARTNERSHIP     TOTAL
                                                                SENIOR      CONTRIBUTED    EARNINGS     PARTNERS'
                                                                CAPITAL       CAPITAL      (DEFICIT)     CAPITAL
                                                              -----------   -----------   -----------   ---------
BALANCE AT DECEMBER 31, 1996................................    $1,543        $7,537        $  (963)     $ 6,574

Net income..................................................                                    614          614
Foreign currency translation adjustments....................                                    (29)         (29)
Unrealized gains on securities..............................                                      7            7
                                                                                            -------      -------
   Comprehensive income.....................................                                    592          592

Stock option, tax-related and Senior Capital
 distributions..............................................      (535)                        (723)        (723)
Allocation of income to Time Warner General Partners' Senior
 Capital....................................................       110                         (110)        (110)
                                                                ------        ------        -------      -------
BALANCE AT DECEMBER 31, 1997................................     1,118         7,537         (1,204)       6,333

Net income..................................................                                    326          326
Foreign currency translation adjustments....................                                     (1)          (1)
Unrealized gains on securities..............................                                      2            2
Realized and unrealized losses on derivative financial
 instruments................................................                                     (6)          (6)
                                                                                            -------      -------
   Comprehensive income.....................................                                    321          321

Stock option, tax-related and Senior Capital
 distributions..............................................      (579)                      (1,287)      (1,287)
Distribution of Time Warner Telecom interests...............                    (191)                       (191)
Allocation of income to Time Warner General Partners' Senior
 Capital....................................................        64                          (64)         (64)
Other.......................................................                      (5)                         (5)
                                                                ------        ------        -------      -------
BALANCE AT DECEMBER 31, 1998................................       603         7,341         (2,234)       5,107

Net income..................................................                                  2,759        2,759
Foreign currency translation adjustments....................                                      1            1
Unrealized gains on securities..............................                                     39           39
Realized and unrealized gains on derivative financial
 instruments................................................                                      5            5
                                                                                            -------      -------
   Comprehensive income.....................................                                  2,804        2,804

Stock option, tax-related and Senior Capital
 distributions..............................................      (627)                        (735)        (735)
Allocation of income to Time Warner General Partners' Senior
 Capital....................................................        24                          (24)         (24)
Other.......................................................                      (3)                         (3)
                                                                ------        ------        -------      -------
BALANCE AT DECEMBER 31, 1999................................    $   --        $7,338        $  (189)     $ 7,149
                                                                ------        ------        -------      -------
                                                                ------        ------        -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

    Each of the business interests within Cable Networks, Filmed Entertainment, Cable and Digital Media is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay-television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming, (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S. and (5) Internet websites, such as Entertaindom.com.

    Financial information for TWE's various business segments is presented herein as an indication of financial performance (Note 13). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ('Time Warner') $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $504 million in 1999, $509 million in 1998 and $430 million in 1997.

    Certain of Time Warner's wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne'). Certain of Time Warner's subsidiaries are the general partners of TWE ('Time Warner General Partners').

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

    The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 15).

    Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWE's share of the investee's earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Investments in companies in which TWE does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported as a component of accumulated other comprehensive income (loss) in partners' capital until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and cost-method investments are included in income when declared.

    The effect of any changes in TWE's ownership interests resulting from the issuance of capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in partners' capital.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

    Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues and cash flows from investments and the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivable, film inventory and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of home video product in the filmed entertainment industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivable, individual films and television product, and investments may change based on actual results and other factors.

REVENUES AND COSTS

  Cable and Cable Networks

    A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ('programming costs') generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

  Digital Media

    Digital media revenues primarily are derived from advertising and e-commerce activities. Advertising revenues are recognized in the period that the advertisements are exhibited. Revenues from e-commerce activities are recognized when the products are sold.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Filmed Entertainment

    Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed principally within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

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

    License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $3.033 billion at December 31, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $365 million and $599 million to Time Warner's cable television networks).

    Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ('Library'). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories generally include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories generally include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

  Proposed Changes to Film Accounting Standards

    In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ('AcSEC') issued an exposure draft of a proposed Statement of Position, 'Accounting by Producers and Distributors of Films' (the 'SOP'). The proposed rules would establish new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs.

    AcSEC currently is in the process of finalizing these proposed rules. Based on AcSEC's conclusions reached as of the end of 1999, the SOP would require that advertising costs for theatrical and television product

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

be expensed as incurred. This compares to TWE's existing policy of capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, the SOP would require development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which currently is required under the existing accounting model. The SOP would also require all film costs to be classified in the balance sheet as a noncurrent asset. The proposed SOP's provisions in other areas, such as revenue recognition, generally are consistent with TWE's existing accounting policies.

    At the time that TWE adopts the final provisions of the SOP, it expects to record a one-time, noncash pretax charge of approximately $525 to $550 million primarily to reduce the carrying value of its film inventory. This charge will be reflected as a cumulative effect of a change in accounting principle.

    The provisions of the SOP are still being deliberated by AcSEC and could change prior to the issuance of a final standard, which is expected to occur by the end of the second quarter of 2000. The SOP is expected to be effective for calendar-year companies on January 1, 2001, with early application encouraged. TWE expects to adopt the provisions of the SOP upon issuance.

  Revenue Classification Changes

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements'
('SAB 101'), which will be effective for TWE in the second quarter of 2000.
SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While TWE's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenues, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result, TWE is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. It is expected that both annual revenues and costs in TWE's filmed entertainment business will be reduced by an equal amount of approximately $1.5 to $2 billion as a result of these classification changes. However, other aspects of SAB 101 are not expected to have a significant effect on TWE's consolidated financial statements.

ADVERTISING

    Through 1999, in accordance with Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product have been capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $288 million in 1999, $284 million in 1998 and $288 million in 1997.

CASH AND EQUIVALENTS

    Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

    Effective July 1, 1998, TWE adopted FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133'). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

instruments are either recognized periodically in income or partners' capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on TWE's financial statements.

    The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 6) and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based using present value or other valuation techniques.

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

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                                 (MILLIONS)
Land and buildings..........................................  $   545   $   797
Cable television equipment..................................    7,613     6,612
Furniture, fixtures and other equipment.....................    2,407     2,313
                                                              -------   -------
                                                               10,565     9,722
    Less accumulated depreciation...........................   (4,077)   (3,681)
                                                              -------   -------
Total.......................................................  $ 6,488   $ 6,041
                                                              -------   -------
                                                              -------   -------

INTANGIBLE ASSETS

    As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

    TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $504 million in 1999, $509

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

million in 1998 and $430 million in 1997. Accumulated amortization of intangible assets at December 31, 1999 and 1998 amounted to $3.942 billion and $3.505 billion, respectively.

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

STOCK OPTIONS

    Time Warner has various stock option plans under which it may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. In accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'), compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of TWE equals or exceeds the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner, nor charged to TWE.

COMPREHENSIVE INCOME

    In accordance with FASB Statement No. 130, 'Reporting Comprehensive Income,' TWE reports comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partners' capital that, under generally accepted accounting principles, are excluded from net income. For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

    The following summary sets forth the components of other comprehensive income (loss) accumulated in partners' capital:

                                         FOREIGN                      DERIVATIVE      ACCUMULATED
                                         CURRENCY      UNREALIZED     FINANCIAL          OTHER
                                       TRANSLATION      GAINS ON      INSTRUMENT     COMPREHENSIVE
                                      GAINS (LOSSES)   SECURITIES   GAINS (LOSSES)   INCOME (LOSS)
                                      --------------   ----------   --------------   -------------
                                                               (MILLIONS)
Balance at December 31, 1998........       $(43)          $ 9            $(6)            $(40)
1999 activity.......................          1            39              5               45
                                           ----           ---            ---             ----
Balance at December 31, 1999........       $(42)          $48            $(1)            $  5
                                           ----           ---            ---             ----
                                           ----           ---            ---             ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

2.  CABLE TRANSACTIONS

    In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ('TWE-A/N') completed a series of transactions in 1999 and 1998. These transactions, which related to the cable television business and related ancillary businesses, enhanced Time Warner Cable's geographic clustering of cable television properties or reduced existing debt and/or Time Warner Cable's share of future funding requirements for such businesses. These transactions are discussed more fully below.

GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

    During the past three years, largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a number of transactions generally involving large exchanges of cable television systems. In these transactions, Time Warner Cable exchanged cable television systems serving approximately (i) 575,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc. ('TCI'), a subsidiary of AT&T Corp. (the 'TCI Cable Trades') and (ii) 314,000 subscribers for other cable television systems of comparable size owned by MediaOne. In addition, in 1999, Time Warner Cable obtained sole control of certain partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of net cash proceeds, in exchange for its interests in other cable television systems formerly owned by such partnerships. The systems acquired by Time Warner Cable were accounted for under the purchase method of accounting for business combinations. As such, the net assets received were recorded at fair value based on the negotiated terms of the transactions. In connection with these and other transactions, the operating results of TWE include net pretax gains of $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997.

TIME WARNER TELECOM REORGANIZATION

    In July 1998, in an effort to combine their Time Warner Telecom operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their Time Warner Telecom operations (the 'Time Warner Telecom Reorganization'), whereby (i) those operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ('Time Warner Telecom'), and then (ii) TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/Newhouse Partnership ('Advance/Newhouse'), a limited partner in TWE-A/N. Time Warner Telecom is an integrated communications provider in selected metropolitan areas across the United States where it offers a wide range of telephony and data services to business customers. As a result of the Time Warner Telecom Reorganization, TWE and TWE-A/N do not have continuing equity interests in the Time Warner Telecom operations. TWE and TWE-A/N recorded the distribution of their Time Warner Telecom operations to their respective partners based on the $242 million historical cost of the net assets, of which $191 million was recorded as a reduction in partners' capital and $51 million was recorded as a reduction in minority interest in TWE's consolidated balance sheet.

PRIMESTAR

    In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar Partners' and collectively, the 'Primestar Assets') to Primestar, Inc.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

('Primestar'), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the 'Primestar Roll-up Transaction.'

    In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during that quarter. The decline in Primestar's value was confirmed by the sale of its operations and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp., which occurred during the first half of 1999.

    As a result of the sale to DirecTV, Primestar began to wind down its operations during 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. As of December 31, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to TWE's operating results.

    The foregoing losses are included in interest and other, net in TWE's 1999 consolidated statement of operations.

TCI CABLE TRANSACTIONS

    During 1999 and 1998, Time Warner, TWE, TWE-A/N and TCI completed a number of significant cable-related transactions. These transactions consisted of (i) the formation in December 1998 of a cable television joint venture in Texas (the 'Texas Cable Joint Venture') that is managed by Time Warner Cable, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the TCI Cable Trades in 1999, as previously discussed above. The Kansas City joint venture is being accounted for under the equity method of accounting.

    The Texas Cable Joint Venture is a 50-50 cable television joint venture between TWE-A/N and TCI. TWE-A/N contributed cable television systems serving approximately 545,000 subscribers, subject to approximately $650 million of debt. TCI contributed cable television systems serving approximately 565,000 subscribers, subject to approximately $650 million of debt. TWE-A/N did not recognize a gain or loss on the transaction and the initial investment in the Texas Cable Joint Venture was recorded based on the historical cost basis of the contributed net assets. The Texas Cable Joint Venture is being accounted for under the equity method of accounting.

    As a result of the formation of the Texas Cable Joint Venture, the combined debt of TWE and TWE-A/N was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, TWE benefited from the geographic clustering of cable television systems and the number of subscribers under the management of Time Warner Cable was increased by approximately 660,000 subscribers.

ROAD RUNNER JOINT VENTURE

    In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq') formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the 'Road Runner Joint Venture'). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture
                                     F-25

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest (the 'Preferred Equity Interests'). Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. No gain or loss was recognized on the transaction. As such, each of TWE's and TWE-A/N's initial interest in the Road Runner Joint Venture was recorded based on the historical cost basis of the contributed net assets. In addition, each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

    If the Road Runner Joint Venture does not successfully complete a public offering of its common stock by December 31, 2001, Microsoft and Compaq may put their Preferred Equity Interests back to the venture at an independently determined fair value, plus any accrued and unpaid dividends at a rate of 6% per annum. Microsoft and Compaq also have the right to put their Preferred Equity Interests back to the venture upon the occurrence of certain early termination events, as set forth in the partnership agreement. If these termination rights are triggered and exercised, the put price paid to Microsoft and Compaq will equal the amount of their original investment plus a cumulative annual preferred return of 15%.

    The aggregate $425 million of capital contributed by Microsoft and Compaq is being used by the Road Runner Joint Venture to continue to expand the roll out of high-speed online services. Time Warner Cable has entered into an affiliation agreement with the Road Runner Joint Venture, pursuant to which Time Warner Cable provides Road Runner's high-speed online services to customers in its cable franchise areas through its technologically advanced, high-capacity cable architecture. In exchange, Time Warner Cable initially retains 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these online services to its cable subscribers. Time Warner Cable's share of these subscription revenues will change periodically to 75% by 2006.

TWE-A/N TRANSFERS

    As of December 31, 1999, TWE-A/N owned cable television systems (or interests therein) serving approximately 6.7 million subscribers, of which
5.5 million subscribers were served by consolidated, wholly owned cable television systems and 1.2 million subscribers were served by unconsolidated, partially owned cable television systems. TWE-A/N had approximately
$1.4 billion of debt at December 31, 1999.

    TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by Advance/Newhouse and 1.9% indirectly by Time Warner. TWE consolidates the partnership, and the partnership interests owned by Advance/Newhouse and Time Warner are reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets.

    In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain transactions relating to Paragon Communications ('Paragon' and collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon. Prior to this transaction, the economic ownership of Paragon was held 50% by subsidiaries of Time Warner, 25% beneficially by TWE and 25% beneficially by TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

including Paragon. TWE-A/N accounted for this transaction at fair value under the purchase method of accounting for business combinations.

    Paragon was a partnership formerly owning cable television systems serving approximately 1 million subscribers. As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their aggregate 50% beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured
Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, Time Warner has consolidated Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N. The TWE-A/N Transfers were accounted for effective as of January 1, 1998 and TWE has continued to consolidate TWE-A/N.

    On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the year ended December 31, 1997, revenues of $11.379 billion, depreciation expense of $947 million, operating income before noncash amortization of intangible assets of $1.989 billion, operating income of $1.496 billion and net income of $607 million.

3.  FILMED ENTERTAINMENT TRANSACTIONS

1999 GAIN ON TERMINATION OF VIDEO DISTRIBUTION AGREEMENT

    In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ('MGM') terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately
$215 million, which has been included in operating income in the accompanying consolidated statement of operations.

1999 GAIN ON SALE OF INTEREST IN CANALSATELLITE

    In December 1999, Warner Bros. sold its 10% interest in CanalSatellite, a satellite television distribution service in France and Monaco, to Canal+, a large French media and entertainment company. In connection with the sale, Warner Bros. recognized a pretax gain of $97 million, which has been included in operating income in the accompanying consolidated statement of operations.

1999 WARNER BROS. RETAIL STORES WRITE-DOWN

    In the fourth quarter of 1999, Warner Bros. recorded a one-time, noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. This charge resulted from a plan adopted in December 1999 that is designed to improve the performance of Warner Bros.'s retail store operations. The plan is expected to be executed largely over a three-year period and involves closing certain underperforming stores, transforming other stores into smaller and more efficient stores, and exploiting potential e-commerce opportunities.

    The charge represents the excess of the carrying value of the assets used in Warner Bros.'s retail stores over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures. The charge has been included in operating income in the accompanying consolidated statement of operations.

1998 SALE OF SIX FLAGS

    In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ('Six Flags') to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $475 million of cash. TWE

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. As of December 31, 1999, approximately $330 million of the original $400 million gain on the sale of TWE's interest had been deferred, principally as a result of uncertainties surrounding its realization. Those uncertainties relate to ongoing litigation as described in Note 14 and TWE's continuing guarantees of Premier's long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks. If current trends continue, TWE expects the deferred gain to be recognized over the next several years, subject to the resolution of the Six Flags litigation. That is, the deferred gain will not fall below the estimated exposure relating to the Six Flags litigation. In addition, upon closing of the America Online-Time Warner merger, any portion of the deferred gain not attributable to the Six Flags litigation is likely to be eliminated in purchase accounting.

4.  OTHER INVESTMENTS

    TWE's other investments consist of:

                                                               DECEMBER 31,
                                                              --------------
                                                              1999      1998
                                                              ----      ----
                                                                (MILLIONS)
Equity method investments...................................  $542      $574
Cost and fair-value method investments......................   232       312
                                                              ----      ----
Total.......................................................  $774      $886
                                                              ----      ----
                                                              ----      ----

    At December 31, 1999, companies accounted for using the equity method included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), the Road Runner Joint Venture (46% owned on a fully diluted basis), Six Flags (49% owned in 1997), certain international cable and programming joint ventures (20% to 50% owned), Courtroom Television Network (50% owned) and Primestar (24% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                             1999        1998        1997
                                                            ------      ------      ------
                                                                      (MILLIONS)
Revenues..................................................  $1,704      $2,329      $2,207
Depreciation and amortization.............................    (333)       (706)       (235)
Operating income (loss)...................................     140        (265)        118
Net loss..................................................    (130)       (352)        (82)
Current assets............................................     385         665         412
Total assets..............................................   2,919       5,228       3,046
Current liabilities.......................................     303         628         993
Long-term debt............................................   1,881       2,917       1,625
Total liabilities.........................................   2,224       3,699       2,734
Total shareholders' equity or partners' capital...........     695       1,529         312

    In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in interest and other, net in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.  INVENTORIES

    Inventories consist of:

                                                                DECEMBER 31,
                                                 -------------------------------------------
                                                         1999                   1998
                                                 --------------------   --------------------
                                                 CURRENT   NONCURRENT   CURRENT   NONCURRENT
                                                 -------   ----------   -------   ----------
                                                                 (MILLIONS)
Film costs:
    Released, less amortization................  $  652      $  774     $  614      $  744
    Completed and not released.................      60          17        179          76
    In process and other.......................       8         532         23         572
    Library, less amortization.................      --         508         --         560
Programming costs, less amortization...........     411         443        426         375
Merchandise....................................      89          --         70          --
                                                 ------      ------     ------      ------
Total..........................................  $1,220      $2,274     $1,312      $2,327
                                                 ------      ------     ------      ------
                                                 ------      ------     ------      ------

    Excluding the Library, the unamortized cost of completed films at December 31, 1999 amounted to $1.502 billion, over 90% of which is expected to be amortized within three years after release.

6.  LONG-TERM DEBT

    Long-term debt consists of:

                                           WEIGHTED AVERAGE                DECEMBER 31,
                                           INTEREST RATE AT               ---------------
                                           DECEMBER 31, 1999  MATURITIES   1999     1998
                                           -----------------  ----------  ------   ------
                                                                            (MILLIONS)
Bank credit agreement borrowings.........        6.85%          2002      $2,496   $2,711
Commercial paper.........................        6.46%          2000         360       62
Fixed-rate senior notes and debentures...        8.56%        2002-2033    3,799    3,805
                                                                          ------   ------
Total....................................                                 $6,655   $6,578
                                                                          ------   ------
                                                                          ------   ------

BANK CREDIT AGREEMENT

    TWE and TWE-A/N, together with Time Warner and certain of its consolidated subsidiaries, have a revolving credit facility (the 'Bank Credit Agreement'). The Bank Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the Bank Credit Agreement are Time Warner and a number of its consolidated subsidiaries, consisting of Time Warner Companies, Inc. ('TW Companies'), Turner Broadcasting System, Inc. ('TBS'), TWI Cable, TWE and TWE-A/N. Borrowings under the Bank Credit Agreement are limited to (i) $6 billion in the aggregate for Time Warner, TW Companies, TBS and TWI Cable, (ii) $7.5 billion in the case of TWE and (iii) $2 billion in the case of TWE-A/N, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin of 35 basis points) and each borrower is required to pay a commitment fee of .125% per annum on the unused portion of its commitment, which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The Bank Credit Agreement contains certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

DEBT GUARANTEES

    Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.3 billion of TWE's debt and accrued interest at December 31, 1999, based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the majority consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition, in connection with the TWE-A/N Transfers (Note 2), approximately $1.396 billion of TWE-A/N's debt and accrued interest at December 31, 1999 has been guaranteed by TWI Cable and certain of its subsidiaries.

INTEREST EXPENSE AND MATURITIES

    TWE periodically refinances its debt in an effort to lower its overall cost of borrowings and to stagger debt maturities. In connection with such refinancings, TWE recognized an extraordinary loss on the retirement of debt of $23 million in 1997.

    Interest expense amounted to $561 million in 1999, $566 million in 1998 and $490 million in 1997. The weighted average interest rate on TWE's total debt was 7.8% and 7.5% at December 31, 1999 and 1998, respectively.

    Annual repayments of long-term debt for the five years subsequent to December 31, 1999 consist only of $3.5 billion due in 2002. This includes all borrowings under the Bank Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability under the Bank Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis.

FAIR VALUE OF DEBT

    Based on the level of interest rates prevailing at December 31, 1999 and 1998, the fair value of TWE's fixed-rate debt exceeded its carrying value by $160 million in 1999 and $764 million in 1998. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

7.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------    -----    -----
                                                                     (MILLIONS)
Domestic....................................................  $2,717     $438     $654
Foreign.....................................................     192      (20)      68
                                                              ------     ----     ----
Total.......................................................  $2,909     $418     $722
                                                              ------     ----     ----
                                                              ------     ----     ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             1999      1998      1997
                                                             ----      ----      ----
                                                                    (MILLIONS)
Federal:
    Current................................................  $ 17      $ 6       $ 2
    Deferred...............................................    --       (7)      (10)
Foreign:
    Current(a).............................................   109      106        69
    Deferred...............................................    16      (15)       22
State and local:
    Current................................................     7        4         4
    Deferred...............................................     1       (2)       (2)
                                                             ----      ---       ---
Total income taxes.........................................  $150      $92       $85
                                                             ----      ---       ---
                                                             ----      ---       ---

---------
(a) Includes foreign withholding taxes of $75 million in 1999, $62 million in 1998 and $58 million in 1997.

    The financial statement basis of TWE's assets exceeds the corresponding tax basis by $9.2 billion at December 31, 1999, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

8.  PREFERRED STOCK OF SUBSIDIARY

    In 1997, a newly formed, substantially owned subsidiary of TWE (the 'REIT') issued 250,000 shares of preferred stock ('REIT Preferred Stock'). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

    In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

9.  PARTNERS' CAPITAL

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

    Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at
December 31, 1999 and priority capital rates of return thereon is as set forth below:

                                                                             PRIORITY      TIME     LIMITED PARTNERS
                                                UNDISTRIBUTED   CUMULATIVE    CAPITAL     WARNER    -----------------
                                                 CONTRIBUTED     PRIORITY    RATES OF    GENERAL     TIME
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL    CAPITAL(a)      CAPITAL     RETURN(b)   PARTNERS   WARNER   MEDIAONE
---------------------------------------------   -------------   ----------   ---------   --------   ------   --------
                                                        (BILLIONS)                                    (OWNERSHIP%)
Series A Capital.......................             $5.6          $14.5        13.00%      63.27%    11.22%   25.51%
Series B Capital.......................              2.9(d)         7.7        13.25%     100.00%       --       --
Residual Capital.......................              3.3(d)         3.3(c)        --(c)    63.27%    11.22%   25.51%

---------
(a) Excludes partnership income or loss allocated thereto.

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

    Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 13.00% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

    The Series B Capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that MediaOne is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through May 2005.
The option exercise price is dependent upon the year of exercise and ranges from an exercise price of approximately $1.3 billion in 2000 to $1.8 billion in 2005. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

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

    In July 1999, TWE borrowed $627 million under its bank credit agreement and paid a distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests representing the return of $454 million and a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE. Senior Capital distributions paid in prior periods consisted of $579 million in 1998 (representing the return of $455 million and a priority capital return of $124 million) and $535 million in 1997 (representing the return of $455 million and a priority capital return of $80 million).

    TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $13.88, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1999 and 1998, TWE had recorded a liability for Stock Option Distributions of $1.292 billion and $1.130 billion, respectively, based on the unexercised options and the market prices at such dates of $72.31 and $62.06, respectively, per Time Warner common share. This liability reflects the accrual of $388 million and $973 million of Stock Option Distributions in 1999 and 1998, respectively, when the market price of Time Warner common stock increased during such periods. TWE paid Stock Option Distributions to Time Warner in the amount of $226 million in 1999, $260 million in 1998 and $75 million in 1997.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $347 million in 1999, $314 million in 1998 and $324 million in 1997.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

    In addition, in connection with the Time Warner Telecom Reorganization, TWE recorded a $191 million noncash distribution to its partners based on the historical cost of the net assets (Note 2).

10. STOCK OPTION PLANS

    Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                          1999         1998         1997
                                                         ------       ------       ------
                                                                    (MILLIONS)
Net income:
    As reported........................................  $2,759        $326         $614
                                                         ------        ----         ----
                                                         ------        ----         ----
    Pro forma..........................................  $2,710        $285         $584
                                                         ------        ----         ----
                                                         ------        ----         ----

    For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to TWE employees in 1999, 1998 and 1997: dividend yields of 0.3%, 0.5% and 1%, respectively; expected volatility of 23.6%, 21.7% and 22.2%, respectively; risk-free interest rates of 5.4%, 5.5% and 6.3%, respectively; and expected lives of 5 years in all periods.

    In December 1998, Time Warner completed a two-for-one common stock split. Accordingly, the following stock option information gives effect to this stock split.

    The weighted average fair value of an option granted to TWE employees during the year was $20.61 in 1999, $11.03 in 1998 and $6.09 in 1997.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    A summary of stock option activity with respect to employees of TWE is as follows:

                                                                          WEIGHTED-
                                                              THOUSANDS    AVERAGE
                                                                 OF       EXERCISE
                                                               SHARES       PRICE
                                                              ---------   ---------
Balance at January 1, 1997..................................    60,622     $17.46
Granted.....................................................     7,839      20.68
Exercised...................................................    (7,045)     14.37
Cancelled(a)................................................    (2,412)     16.76
                                                               -------
Balance at December 31, 1997................................    59,004     $18.28
Granted.....................................................     5,767      37.82
Exercised...................................................   (15,957)     16.42
Cancelled(a)................................................    (1,073)     14.36
                                                               -------
Balance at December 31, 1998................................    47,741     $21.35
Granted.....................................................     3,809      66.17
Exercised...................................................    (6,587)     17.54
Cancelled(a)................................................      (157)     37.11
                                                               -------
Balance at December 31, 1999................................    44,806     $25.66
                                                               -------
                                                               -------

---------

(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                    (THOUSANDS)
Exercisable.................................................  34,688   33,370   43,022

    The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1999:

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                       -------------------------------------   ------------------------
                                       WEIGHTED-
                                        AVERAGE    WEIGHTED-                  WEIGHTED-
                          NUMBER       REMAINING    AVERAGE       NUMBER       AVERAGE
        RANGE OF       OUTSTANDING    CONTRACTUAL  EXERCISE    EXERCISABLE    EXERCISE
     EXERCISE PRICES   AT 12/31/99       LIFE        PRICE     AT 12/31/99      PRICE
     ---------------   ------------   -----------  ---------   ------------   ---------
                       (THOUSANDS)                             (THOUSANDS)
    Under $10                351      0.1 years     $ 8.37           351       $ 8.37
    $10.00 to $ 15.00      3,967      2.2 years     $12.65         3,967       $12.65
    $15.01 to $ 20.00     12,821      5.3 years     $18.52        11,488       $18.50
    $20.01 to $ 30.00     18,150      4.8 years     $21.68        16,963       $21.62
    $30.01 to $ 45.00      4,523      8.0 years     $34.69         1,522       $34.53
    $45.01 to $ 65.00      2,382      8.6 years     $55.04           396       $48.07
    $65.01 to $103.74      2,612      9.1 years     $68.07             1       $69.16
                          ------                                  ------
    Total                 44,806      5.4 years     $25.66        34,688       $20.30
                          ------                                  ------
                          ------                                  ------

    TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 9.

    In January 2000, Time Warner and America Online, Inc. ('America Online') announced that they had agreed to merge. In connection with this merger, all outstanding Time Warner stock options held by TWE employees at that time became fully vested and exercisable, pursuant to the terms of Time Warner's stock option plans (Note 17).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. BENEFIT PLANS

    TWE and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Time Warner's common stock represents approximately 13% and 12% of plan assets at December 31, 1999 and 1998, respectively. A summary of activity for TWE's defined benefit pension plans is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost.............................................   $ 51      $ 42      $ 33
Interest cost............................................     41        36        31
Expected return on plan assets...........................    (44)      (35)      (26)
Net amortization and deferral............................     (3)       --        --
                                                            ----      ----      ----
Total....................................................   $ 45      $ 43      $ 38
                                                            ----      ----      ----
                                                            ----      ----      ----

                                                               DECEMBER 31,
                                                               ------------
                                                               1999   1998
                                                              -----   -----
                                                                (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $ 586   $ 461
Service cost................................................     51      42
Interest cost...............................................     41      36
Actuarial (gain) loss(a)....................................   (181)     61
Benefits paid...............................................    (16)    (14)
                                                              -----   -----
Projected benefit obligation at end of year.................    481     586
                                                              -----   -----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    480     364
Actual return on plan assets................................     71     112
Employer contribution.......................................     17      18
Benefits paid...............................................    (15)    (14)
Asset transfers.............................................    (30)     --
                                                              -----   -----

Fair value of plan assets at end of year....................    523     480
                                                              -----   -----

Overfunded (unfunded) projected benefit obligation..........     42    (106)
Additional minimum liability(b).............................     (2)     (4)
Unrecognized actuarial gain(a)..............................   (181)    (10)
Unrecognized prior service cost.............................      2       5
                                                              -----   -----
Accrued pension expense.....................................  $(139)  $(115)
                                                              -----   -----
                                                              -----   -----

---------

(a) Reflects certain changes in actuarial assumptions made during 1999, including a shortening of the expected service period and an increase in the discount rate.
(b) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  7.75%    6.75%    7.25%
Expected return on plan assets..............................     9%       9%       9%
Rate of compensation increase...............................     6%       6%       6%

    Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $44 million and $33 million as of December 31, 1999, respectively; and $39 million and $27 million as of December 31, 1998, respectively.

    Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $34 million in 1999, $35 million in 1998 and $29 million in 1997. Employees of TWE's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

    Certain TWE employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $30 million in 1999, $35 million in 1998 and $30 million in 1997. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans generally are determined by management.

12. DERIVATIVE FINANCIAL INSTRUMENTS

    TWE uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted products abroad. The following is a summary of TWE's foreign currency risk management strategy and the effect of this strategy on TWE's consolidated financial statements.

FOREIGN CURRENCY RISK MANAGEMENT

    Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1999, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Of Time Warner's $375 million net sale contract position, $393 million of the foreign exchange sale contracts and $108 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, primarily Japanese yen (23% of net contract position related to TWE), European currency (70%), and Canadian dollars (6%), compared to a net sale contract position of $197 million of foreign currencies at December 31, 1998. TWE had deferred approximately $1 million of net losses on foreign exchange contracts at December 31, 1999, which is substantially expected to be recognized in income over the next twelve months. For the years ended December 31, 1999, 1998 and 1997, TWE recognized $15 million in gains, $2 million in losses and $14 million in gains, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

13. SEGMENT INFORMATION

    TWE classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. Time Warner's Digital Media segment commenced operations in 1999.

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

    The operating results of TWE's cable segment reflect (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of the Road Runner Joint Venture, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros. .......................  $ 6,628   $ 6,051   $ 5,462
Broadcasting-The WB Network..............................      384       260       136
Cable Networks-HBO.......................................    2,169     2,052     1,923
Cable....................................................    4,496     4,378     4,243
Digital Media............................................        1        --        --
Intersegment elimination.................................     (514)     (495)     (446)
                                                           -------   -------   -------
Total....................................................  $13,164   $12,246   $11,318
                                                           -------   -------   -------
                                                           -------   -------   -------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
EBITA(a)
Filmed Entertainment-Warner Bros.(b)........................  $  787   $  498   $  387
Broadcasting-The WB Network.................................     (92)     (93)     (88)
Cable Networks-HBO..........................................     527      454      391
Cable(c)....................................................   3,517    1,369    1,184
Digital Media...............................................      (8)      --       --
                                                              ------   ------   ------
Total.......................................................  $4,731   $2,228   $1,874
                                                              ------   ------   ------
                                                              ------   ------   ------

---------

(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $4.227 billion in 1999, $1.719 billion in 1998 and $1.444 billion in 1997.

(b) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement and a $97 million pretax gain relating to the sale of an interest in CanalSatellite, offset in part by a one-time, noncash charge of $106 million relating to Warner Bros.'s retail stores.

(c) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997.


                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros. .......................   $150      $166      $181
Broadcasting-The WB Network..............................      1         1         1
Cable Networks-HBO.......................................     29        23        22
Cable....................................................    679       737       736
Digital Media............................................      1        --        --
                                                            ----      ----      ----
Total....................................................   $860      $927      $940
                                                            ----      ----      ----
                                                            ----      ----      ----

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(a)
Filmed Entertainment-Warner Bros. .......................   $122      $129      $123
Broadcasting-The WB Network..............................      4         3        --
Cable Networks-HBO.......................................     --        --        --
Cable....................................................    378       377       307
Digital Media............................................     --        --        --
                                                            ----      ----      ----
Total....................................................   $504      $509      $430
                                                            ----      ----      ----
                                                            ----      ----      ----

---------

(a) Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Information as to the assets and capital expenditures is as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros. .......................  $ 8,894   $ 8,800   $ 8,098
Broadcasting-The WB Network..............................      284       244       113
Cable Networks-HBO.......................................    1,284     1,159     1,080
Cable....................................................   13,820    11,314    10,771
Digital Media............................................        3        --        --
Corporate(a).............................................      558       713       669
                                                           -------   -------   -------
Total....................................................  $24,843   $22,230   $20,731
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

(a) Consists principally of cash, cash equivalents and other investments.


                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros. .......................  $  128    $  122    $  144
Broadcasting-The WB Network..............................       2         1         1
Cable Networks-HBO.......................................      18        23        19
Cable....................................................   1,319     1,451     1,401
Digital Media............................................       2        --        --
Corporate................................................       6         6        --
                                                           ------    ------    ------
Total....................................................  $1,475    $1,603    $1,565
                                                           ------    ------    ------
                                                           ------    ------    ------

    Information as to operations in different geographical areas is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
REVENUES(a)
United States............................................  $10,758   $10,167   $ 9,086
United Kingdom...........................................      461       459       488
Germany..................................................      275       263       284
Japan....................................................      268       162       172
France...................................................      202       163       152
Canada...................................................      157       145       137
Other international......................................    1,043       887       999
                                                           -------   -------   -------
Total....................................................  $13,164   $12,246   $11,318
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

(a) Revenues are attributed to countries based on location of customer.

    Because a substantial portion of TWE's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. COMMITMENTS AND CONTINGENCIES

    TWE's total rent expense amounted to $233 million in 1999, $218 million in 1998 and $218 million in 1997. The minimum rental commitments under noncancellable long-term operating leases are: 2000-$177 million; 2001-$176 million; 2002-$174 million; 2003-$158 million; 2004-$141 million; and after 2004-$1.076 billion.

    TWE's minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $8 billion at December 31, 1999, which are payable principally over a five-year period.

    TWE is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. Management believes that there were numerous legal errors in the case and has appealed the verdict. In management's opinion and considering the gain deferred on the sale of Six Flags described in Note 3 to cover this potential exposure, the resolution of this matter is not expected to have a material effect on TWE's financial statements.

    TWE is subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

15. RELATED PARTY TRANSACTIONS

    In the normal course of conducting their businesses, TWE and its subsidiaries and affiliates have had various transactions with Time Warner and its subsidiaries, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services, including accounting, tax, legal and administration, for which TWE paid a fee in the amount of $73 million in 1999, $72 million in 1998 and $72 million in 1997.

    TWE was required to pay a $130 million advisory fee to MediaOne over a five-year period that ended September 15, 1998 for MediaOne's expertise in telecommunications, telephony and information technology, and its participation in the management and technological upgrade of TWE's cable systems.

    TWE has management services agreements with Time Warner's cable business, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE's cable networks. Similarly, TWE's cable television systems pay fees to Time Warner for the right to carry cable television programming provided by Time Warner's cable networks.

    TWE's Cable division has sold or exchanged various cable television systems to MediaOne in an effort to strengthen its geographic clustering of cable television properties. See Note 2 for further information.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Music division provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by Time Warner's Publishing division.

    Time Warner had a credit agreement with TWE allowing it to borrow up to $400 million from TWE through September 15, 2000. During 1999, Time Warner used a portion of the proceeds received from the final distribution of the Senior Capital interests in TWE to repay all $400 million of outstanding borrowings under this agreement.

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

16. ADDITIONAL FINANCIAL INFORMATION

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

    Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. In 1999, approximately $15 million of proceeds were repaid under this securitization program. This compares to net proceeds received of approximately $166 million in 1998.

    Additional financial information with respect to cash flows is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
Cash payments made for interest..........................   $498      $537      $493
Cash payments made for income taxes, net.................    132        91        95
Noncash capital contributions (distributions), net.......    388       973       399

    Noncash investing activities in 1999 included the exchange of certain cable television systems. Noncash investing activities in 1998 included the exchange of certain cable television systems, the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture and the TWE-A/N Transfers (Note 2).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INTEREST AND OTHER, NET

    Interest and other, net, consists of:


                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                  (MILLIONS)
                                                              ------------------
Interest expense............................................  $(561) $(566) $(490)
Write-down of investment in Primestar.......................    --    (210)   --
Gain on sale of investment in E! Entertainment
  Television, Inc. .........................................    --     --     250
Other investment-related activity, principally net losses on
  corporate-related equity investees........................   (185)  (119)   (38)
Corporate finance-related activity, including losses on
  asset securitization programs.............................    (58)   (25)     3
Miscellaneous...............................................    (14)   (25)   (51)
                                                               ----   ----   ----
Total interest and other, net...............................  $(818) $(945) $(326)
                                                               ----   ----   ----
                                                               ----   ----   ----

OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
                                                                (MILLIONS)
Accrued expenses............................................  $1,566   $1,395
Accrued compensation........................................     381      298
Deferred revenues...........................................     262      249
                                                              ------   ------
Total.......................................................  $2,209   $1,942
                                                              ------   ------
                                                              ------   ------

17. SUBSEQUENT EVENT

  America Online-Time Warner Merger

    In January 2000, Time Warner and America Online announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

    We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 2, 2000

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

    The selected financial information for each of the five years in the period ended December 31, 1999 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. Certain reclassifications have been made to conform to the 1999 presentation.

    The selected historical financial information for 1998 reflects (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of the Road Runner Joint Venture, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998. The selected historical financial information for 1995 reflects the consolidation by TWE of TWE-A/N resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon, effective as of July 6, 1995. The selected historical financial information gives effect to the deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags, effective as of June 23, 1995.

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1999      1998      1997      1996      1995
SELECTED OPERATING STATEMENT INFORMATION         -------   -------   -------   -------   -------
                                                                   (MILLIONS)
Revenues.......................................  $13,164   $12,246   $11,318   $10,852   $ 9,517
Depreciation and amortization..................   (1,364)   (1,436)   (1,370)   (1,235)   (1,039)
Business segment operating income(a)(b)........    4,227     1,719     1,444     1,078       960
Interest and other, net(c).....................     (818)     (945)     (326)     (522)     (580)
Income before extraordinary item...............    2,759       326       637       210        97
Net income(d)..................................    2,759       326       614       210        73

                                                                  DECEMBER 31,
                                                 -----------------------------------------------
                                                  1999      1998      1997      1996      1995
SELECTED BALANCE SHEET INFORMATION               -------   -------   -------   -------   -------
                                                                   (MILLIONS)
Cash and equivalents...........................  $   517   $    87   $   322   $   216   $   209
Total assets...................................   24,843    22,230    20,731    19,973    18,905
Debt due within one year.......................        6         6         8         7        47
Long-term debt.................................    6,655     6,578     5,990     5,676     6,137
Preferred stock of subsidiary..................       --       217       233        --        --
Time Warner General Partners' Senior Capital...       --       603     1,118     1,543     1,426
Partners' capital..............................    7,149     5,107     6,333     6,574     6,478

---------

(a) Includes net pretax gains of approximately $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997 relating to the sale or exchange of certain cable television systems and investments.

(b) 1999 includes a net pretax gain of approximately $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million relating to the sale of an interest in CanalSatellite and a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

(c) Includes a pretax charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar and a pretax gain of approximately $250 million in 1997 related to the sale of an interest in E! Entertainment.

(d) Net income includes an extraordinary loss on the retirement of debt of $23 million in 1997 and $24 million in 1995.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         OPERATING
                                                                         INCOME OF     NET
                                                                          BUSINESS    INCOME
QUARTER                                                       REVENUES    SEGMENTS    (LOSS)
-------                                                       --------   ----------   ------
                                                                         (MILLIONS)
1999
1st(a)......................................................  $ 2,934      $  651     $  312
2nd(a)......................................................    3,060       1,212        767
3rd(a)......................................................    3,474         863        561
4th(a)......................................................    3,696       1,501      1,119
Year(a).....................................................   13,164       4,227      2,759

1998
1st(b)......................................................  $ 2,910      $  369     $  108
2nd(b)......................................................    2,850         455        155
3rd(b)......................................................    3,220         468        172
4th(c)......................................................    3,266         427       (109)
Year(b)(c)..................................................   12,246       1,719        326

---------

(a) 1999 operating income has been affected by certain significant nonrecurring items. These items consisted of (i) a net pretax gain of approximately $215 million in the first quarter relating to the early termination and settlement of a long-term home video distribution agreement, (ii) a net pretax gain of approximately $97 million in the fourth quarter relating to the sale of an interest in CanalSatellite, (iii) a one-time, noncash pretax charge of approximately $106 million in the fourth quarter relating to Warner Bros.'s retail stores and (iv) net pretax gains relating to the sale and exchange of various cable television systems and investments of $760 million in the second quarter, $358 million in the third quarter, $1.001 billion in the fourth quarter, thereby aggregating $2.119 billion for the year.

(b) 1998 operating income includes net pretax gains relating to the sale and exchange of various cable television systems and investments of $14 million in the first quarter, $70 million in the second quarter, $6 million in the third quarter, thereby aggregating $90 million for the year.

(c) Net income (loss) for the fourth quarter of 1998 includes a charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  ADDITIONS
                                                                     BALANCE AT   CHARGED TO              BALANCE
                                                                      BEGINNING    COSTS AND              AT END
                               DESCRIPTION                            OF PERIOD    EXPENSES  DEDUCTIONS  OF PERIOD
                               -----------                            ---------    --------  ----------  ---------
                                                                                       (MILLIONS)

1999:
Reserves deducted from accounts receivable:
   Allowance for doubtful accounts................................      $271         $114       $ (95)(a)    $290
   Reserves for sales returns and allowances......................       235          456        (313)(b)     378
                                                                        ----         ----        ----        ----
Total.............................................................      $506         $570       $(408)       $668
                                                                        ====         ====       =====        ====

1998:
Reserves deducted from accounts receivable:
   Allowance for doubtful accounts................................      $218         $144      $  (91)(a)    $271
   Reserves for sales returns and allowances......................       206          338        (309)(b)     235
                                                                        ----         ----        ----        ----
Total.............................................................      $424         $482       $(400)       $506
                                                                        ====         ====       =====        ====

1997:
Reserves deducted from accounts receivable:
   Allowance for doubtful accounts................................      $195         $113      $  (90)(a)    $218
   Reserves for sales returns and allowances......................       178          289        (261)(b)     206
                                                                        ----         ----       -----        ----
Total.............................................................      $373         $402       $(351)       $424
                                                                        ====         ====       =====        ====


(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ('TW Companies') contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the 'General Partner Guarantees'). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC') are the two remaining general partners of TWE (collectively, the 'General Partners'). They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

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

INVESTMENT IN TWE

    TWE was capitalized in June 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital
('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital ('Series B Capital') of TWE. TW Companies holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne').

    At the time of this filing, MediaOne had agreed to be acquired by AT&T Corp. ('AT&T'). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Because WCI and ATC jointly control TWE, each will continue to account for its investment in TWE under the equity method of accounting.

AMERICA ONLINE-TIME WARNER MERGER

    In January 2000, Time Warner Inc. ('Time Warner') and America Online, Inc. ('America Online') announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). The Merger will create a leading, fully integrated media and communications company that will combine Time Warner's and TWE's collection of media, entertainment and news brands and its technologically advanced cable infrastructure with America Online's extensive Internet franchises and technology. Management believes that the combined company will be well positioned to expand the use of the Internet in consumers' everyday lives and, accordingly, provide Time Warner's and TWE's content businesses with increased access to consumers through a new and growing distribution medium. Management further believes that the Merger will result in significant new business and other value-creation opportunities,

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

including additional opportunities for e-commerce, growth in subscribers for each company's products and services, and cost and operating efficiencies from cross-promotional and other opportunities.

    As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

WARNER-EMI MUSIC MERGER

    In January 2000, Time Warner and EMI Group plc ('EMI') announced they had entered into an agreement to combine their global music operations into two jointly owned ventures, to be referred to collectively as Warner EMI Music. WCI will control the joint ventures through majority board representation, among other factors, and is expected to account for the transaction under the purchase method of accounting.

    The joint ventures will combine the domestic strength of WCI's music operations with the international strength of EMI's music operations. Management believes that this complementary strategic fit will better position the combined company to capitalize on incremental growth opportunities relating to online sales of music product, the digital distribution of music and the continuing globalization of the music industry. In addition, management believes that the combination will result in significant cost savings and operating efficiencies, including economies of scale in manufacturing and distribution, consolidation of duplicative functions and shared investment costs in new media and technology. Management expects these synergies to approximate $400 million annually by the end of the third year following the closing of the transaction. In order to realize these synergies, management expects that the joint venture will incur up to $700 million of one-time costs.

    As part of the transaction, each company will contribute its music operations to the joint ventures, subject to a comparable amount of debt. As of December 31, 1999, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate, special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the joint ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches `L'9 for a short period of time within the first three-and-a-half years after closing.

    The transaction is expected to close by the end of 2000, subject to customary closing conditions, including regulatory approvals and the approval of EMI's shareholders. There can be no assurance that such approvals will be obtained.

COLUMBIA HOUSE-CDNOW MERGER

    In July 1999, Time Warner announced an agreement with Sony Corporation of America ('Sony') to merge their jointly owned music and video club operations of the Columbia House Company Partnerships ('Columbia House') with CDnow, Inc. ('CDNOW'), a music and video e-commerce company. Since that time, the parties have been pursuing the receipt of regulatory approvals. While awaiting these approvals, the March 13th termination date in the merger agreement was reached, and the parties recently terminated the agreement. Accordingly, the merger will not occur.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

    In lieu of the merger, Time Warner and Sony each committed $25.5 million of funding to CDNOW to help support the future growth of its business. Each company's funding will be in the form of a $10.5 million equity investment and a $15 million long-term convertible debt interest.

    Time Warner will continue to evaluate strategic alternatives for Columbia House's operations. Those alternatives are focused primarily on ways to improve Columbia House's declining operating performance, including online initiatives, joint ventures and other strategic actions. In connection with some of these alternatives, WCI may be required to record a significant, noncash charge to reduce the carrying value of its interest in Columbia House.

USE OF EBITA

    WCI evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. The exclusion of noncash amortization charges is consistent with management's belief that WCI's intangible assets, such as music catalogues and copyrights and the goodwill associated with its brands, are generally increasing in value and importance to WCI's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

1999 VS. 1998

    WCI had revenues of $3.834 billion and net income of $1.207 billion in 1999, compared to revenues of $4.025 billion and net income of $218 million in 1998. EBITA decreased to $458 million from $483 million. Operating income decreased to $199 million from $216 million. Revenues decreased primarily due to lower domestic and international recorded music sales, as well as declines in music publishing operations. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, such as Brazil and Japan. EBITA and operating income decreased principally as a result of the decline in worldwide revenues and lower results from Columbia House, an equity investee, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the first quarter of 2000, which could continue to affect operating results negatively.

    WCI's equity in the pretax income of TWE was $1.724 billion in 1999, compared to $248 million in 1998. TWE's pretax income increased significantly in 1999 as compared to 1998 because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 3 to the accompanying consolidated financial statements. These nonrecurring items consisted of approximately $2.325 billion in net pretax gains in 1999, compared to $120 million of net pretax losses in 1998. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally from an overall increase in its business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

    Interest and other, net was $123 million of income in 1999 compared to $15 million of income in 1998. Interest expense increased to $24 million in 1999 from $23 million in 1998. There was other income, net, of $147 million in 1999, compared to other income, net, of $38 million in 1998, principally because of the recognition of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

20% interest in Time Warner Telecom Inc. (the 'Time Warner Telecom IPO'), an integrated communications provider that provides telephony and data services to businesses, and lower equity losses from certain investments accounted for under the equity method of accounting.

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

    WCI's equity in the pretax income of TWE was $248 million in 1998, compared to $428 million in 1997. TWE's pretax income decreased in 1998 as compared to 1997 because of the effect of certain significant nonrecurring items recognized in each period, consisting of gains and losses relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $120 million of net pretax losses in 1998, compared to approximately $450 million of net pretax gains in 1997. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally as a result of an overall increase in its business segment operating income (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting. As used herein, the TWE-A/N Transfers refer to the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ('TWE-A/N'), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, as well as certain related transactions (collectively, the 'TWE-A/N Transfers').

    Interest and other, net was $15 million of income in 1998 compared to $452 million of income in 1997. Interest expense was $23 million in 1998 and 1997. There was other income, net, of $38 million in 1998, compared to other income, net, of $475 million in 1997, principally because of the recognition of a $437 million pretax gain in 1997 in connection with the disposal of WCI's interest in Hasbro, Inc. ('Hasbro').

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1999

1999 FINANCIAL CONDITION

    WCI had $8.7 billion of equity at December 31, 1999, compared to $7.7 billion of equity at December 31, 1998. WCI's equity increased principally due to the increase in net income. Cash and equivalents decreased to $107 million at December 31, 1999, compared to $160 million at December 31, 1998. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

    The total capitalization of ATC at December 31, 1999 consisted of equity capital of $2.1 billion, compared to $1.5 billion at December 31, 1998. ATC's equity increased principally due to the increase in net income. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

SENIOR CAPITAL DISTRIBUTIONS

    In July 1999, TWE paid a $627 million distribution to the General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Of the $627 million distribution, WCI and ATC received $372 million and $255 million, respectively.

CASH FLOWS

    In 1999, WCI's cash provided by operations amounted to $69 million and reflected $458 million of EBITA, $74 million of noncash depreciation expense, $442 million of distributions from TWE (excluding $269 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities) and $145 million of proceeds received under WCI's asset securitization program, less $17 million of interest payments, $805 million of income taxes ($658 million of which was paid to Time Warner under a tax sharing agreement) and $228 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by WCI's operations of $430 million in 1998 reflected $483 million of EBITA, $72 million of noncash depreciation expense, $414 million of distributions from TWE (excluding $270 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $11 million of interest payments, $208 million of income taxes ($119 million of which was paid to Time Warner under a tax sharing agreement), $245 million of proceeds repaid under WCI's asset securitization program and $75 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

    Cash used by investing activities was $80 million in 1999, compared to cash provided by investing activities $232 million in 1998. The decrease is principally a result of an increase in capital expenditures, higher investment spending and a decrease in investment proceeds.

    Cash used by financing activities was $42 million in 1999, compared to $604 million in 1998, principally as a result of a decrease in advances to TW Companies.

    Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

    WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 1999, the General Partners received an aggregate $1.2 billion of distributions, consisting of $627 million of Senior Capital distributions (representing the return of $454 million

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

of contributed capital and the distribution of $173 million of priority capital return), $347 million of tax-related distributions and $226 million of stock option related distributions. In 1998, the General Partners received an aggregate $1.153 billion of distributions from TWE, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $314 million of tax-related distributions and $260 million of stock option related distributions. Of such aggregate distributions, WCI received $711 million in 1999 and $684 million in 1998, and ATC received $489 million in 1999 and $469 million in 1998.

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

    Because WCI normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. Technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and the current exploitation of DVDs, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheet of WCI.

FOREIGN CURRENCY RISK MANAGEMENT

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1999, Time Warner had effectively hedged approximately 50% of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner is reimbursed by or reimburses WCI for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Of Time Warner's $375 million net sale contract position, $442 million of foreign exchange sale contracts and $217 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, compared to contracts for the sale of $431 million and the purchase of $157 million of foreign currencies at December 31, 1998.

    Based on Time Warner's foreign exchange contracts outstanding related to WCI's exposure at December 31, 1999, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1999 would result in approximately $22 million of unrealized losses and $11 million of unrealized gains on foreign exchange contracts involving foreign currency sales and

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $22 million of unrealized gains and $11 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve-month period from the sale of U.S. copyrighted products abroad.

EURO CONVERSION

    Effective January 1, 1999, the 'euro' was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, WCI continues to evaluate the short-term and long-term effects of the euro conversion on its European operations.

    WCI believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. WCI has identified its accounting and information systems in need of modification and an action plan has been formulated to address the nature and timing of remediation efforts. Remediation efforts have begun and the plan is expected to be substantially completed well before the end of the transitional period. This timetable will be adjusted, if necessary, to meet the anticipated needs of WCI's vendors and customers. Based on preliminary information, costs to modify its accounting and information systems have not been, and are not expected to be, material.

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

    WCI, together with TWE, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. WCI took various precautions related to the fact that many older computer programs, computer hardware and chip-based devices might have failed to recognize dates beginning on January 1, 2000 as being valid dates, and as a result might have failed to operate or might have operated improperly as such dates were introduced.

    During 1999, WCI completed its efforts to minimize the risk of disruption related to Year 2000 issues. This program was described in WCI reports filed with the Securities and Exchange Commission. To date, WCI has experienced few problems related to Year 2000 compliance, and the problems that have been identified have been addressed. WCI is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers, vendors and other entities with which it does business.

    Through the end of 1999, WCI incurred approximately $32 million related to its Year 2000 remediation program, which started in 1996. These expenditures were funded from the Company's operating cash flows. WCI anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. Future expenditures are not expected to be significant.

                              TWE GENERAL PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      WCI                      ATC
                                                              --------------------      ------------------
                                                               1999         1998         1999        1998
                                                              -------      -------      ------      ------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $   107      $   160      $   --      $   --
Receivables, less allowances of $290 and $278 million.......    1,528        1,454          --          --
Inventories.................................................      155          151          --          --
Prepaid expenses............................................      727          670          --          --
                                                              -------      -------      ------      ------
Total current assets........................................    2,517        2,435          --          --

Investments in and amounts due to and from TWE..............    2,476        1,632       2,170       1,494
Investments in TW Companies.................................      103          103          60          61
Other investments...........................................    1,497        1,350         449         404
Music catalogues, contracts and copyrights..................      779          876          --          --
Goodwill....................................................    3,612        3,509          --          --
Other assets, primarily property, plant and equipment.......      497          443          --          --
                                                              -------      -------      ------      ------
Total assets................................................  $11,481      $10,348      $2,679      $1,959
                                                              -------      -------      ------      ------
                                                              -------      -------      ------      ------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $   258      $   224      $   --      $   --
Royalties payable...........................................      857          855          --          --
Other current liabilities...................................      534          548          --          --
                                                              -------      -------      ------      ------
Total current liabilities...................................    1,649        1,627          --          --

Long-term liabilities, including $766, $670, $542 and $477
 million, respectively, due to TW Companies.................    1,095        1,020         542         477

SHAREHOLDERS' EQUITY
Common stock, no par value, 1,000 and 20,000 shares
 authorized, 100 and 11,582 shares issued and outstanding...        1            1           1           1
Preferred stock of WCI, $.01 par value, 125 thousand shares
 authorized, 90 thousand shares outstanding and $90 million
 liquidation preference.....................................       --           --          --          --
Paid-in capital.............................................    9,926       10,195       2,338       2,523
Retained earnings (accumulated deficit).....................      833           (1)        172        (360)
                                                              -------      -------      ------      ------
                                                               10,760       10,195       2,511       2,164
Due from TW Companies, net..................................   (1,437)      (1,908)        (38)       (346)
Reciprocal interest in TW Companies stock...................     (586)        (586)       (336)       (336)
                                                              -------      -------      ------      ------
Total shareholders' equity..................................    8,737        7,701       2,137       1,482
                                                              -------      -------      ------      ------
Total liabilities and shareholders' equity..................  $11,481      $10,348      $2,679      $1,959
                                                              -------      -------      ------      ------
                                                              -------      -------      ------      ------

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                          WCI                        ATC
                                                              ---------------------------   ----------------------
                                                               1999      1998      1997      1999    1998    1997
                                                              -------   -------   -------   ------   -----   -----
Revenues(a).................................................  $ 3,834   $ 4,025   $ 3,691   $   --   $  --   $  --
                                                              -------   -------   -------   ------   -----   -----

Cost of revenues(a)(b)......................................   (1,926)   (2,244)   (2,122)      --      --      --
Selling, general and administrative(a)(b)...................   (1,450)   (1,298)   (1,135)      --      --      --
Amortization of goodwill and other intangibles..............     (259)     (267)     (288)      --      --      --
                                                              -------   -------   -------   ------   -----   -----

Business segment operating income...........................      199       216       146       --      --      --
Equity in pretax income of TWE(a)...........................    1,724       248       428    1,185     170     294
Interest and other, net(a)(c)...............................      123        15       452       67      24      30
                                                              -------   -------   -------   ------   -----   -----

Income before income taxes..................................    2,046       479     1,026    1,252     194     324
Income taxes(a).............................................     (839)     (261)     (504)    (503)   (102)   (145)
                                                              -------   -------   -------   ------   -----   -----

Income before extraordinary item............................    1,207       218       522      749      92     179
Extraordinary loss on retirement of debt, net of $6 and
 $3 million income tax benefit..............................       --        --        (8)      --      --      (6)
                                                              -------   -------   -------   ------   -----   -----

Net income..................................................  $ 1,207   $   218   $   514   $  749   $  92   $ 173
                                                              -------   -------   -------   ------   -----   -----
                                                              -------   -------   -------   ------   -----   -----

---------
(a) Includes the following income (expenses) resulting from transactions with Time Warner, TW Companies, TWE or equity investees of the General Partners:

    Revenues...............................................   $   215   $   214   $   185   $   --   $  --   $  --
    Cost of revenues.......................................       (25)      (34)      (36)      --      --      --
    Selling, general and administrative....................       (21)      (41)      (17)      --      --      --
    Equity in pretax income of TWE.........................       (64)      (41)      (18)      --      --      --
    Interest and other, net................................       118        72        62       --      --      --
    Income taxes...........................................      (658)     (119)     (370)    (442)    (65)   (111)

(b) Includes depreciation expense of:......................   $    74   $    72   $    83   $   --   $  --   $  --
                                                              -------   -------   -------   ------   -----   -----
                                                              -------   -------   -------   ------   -----   -----

(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (Note 4). Includes a $437 million pretax gain recognized by WCI in 1997 in connection with the sale of common stock of Hasbro, Inc. (Note 5).

See accompanying notes.

                              TWE GENERAL PARTNERS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                        WCI                         ATC
                                                              -----------------------      ---------------------
                                                               1999     1998    1997       1999    1998    1997
                                                              -------   -----   -----      -----   -----   -----
OPERATIONS
Net income..................................................  $ 1,207   $ 218   $ 514      $ 749   $  92   $ 173
   Adjustments for noncash and nonoperating items:
   Extraordinary loss on retirement of debt.................       --      --       8         --      --       6
   Depreciation and amortization............................      333     339     371         --      --      --
   Excess (deficiency) of distributions over equity in
    pretax income of TWE....................................   (1,282)    166    (144)      (881)    114     (99)
   Equity in losses (income) of other investee companies
    after distributions.....................................      (12)     45      32        (10)     (2)     --
Changes in operating assets and liabilities:
   Receivables..............................................      (93)   (608)    119         --      --      --
   Inventories..............................................       (3)    (11)     24         --      --      --
   Accounts payable and other liabilities...................     (131)    147      60         --      --      --
   Other balance sheet changes..............................       50     134    (647)        (4)     16      11
                                                              -------   -----   -----      -----   -----   -----

Cash provided (used) by operations..........................       69     430     337       (146)    220      91
                                                              -------   -----   -----      -----   -----   -----

INVESTING ACTIVITIES
Investments and acquisitions................................     (237)    (65)    (66)        --      --      --
Capital expenditures........................................     (134)   (106)    (99)        --      --      --
Investment proceeds.........................................       22     133     131         --      --      --
Proceeds received from return of TWE Senior Capital.........      269     270     270        185     185     185
                                                              -------   -----   -----      -----   -----   -----

Cash provided (used) by investing activities................      (80)    232     236        185     185     185
                                                              -------   -----   -----      -----   -----   -----

FINANCING ACTIVITIES
Dividends...................................................     (513)   (505)   (365)      (347)   (341)   (248)
Increase in amounts due to (from) TW Companies, net.........      471     (99)   (197)       308     (64)    (28)
                                                              -------   -----   -----      -----   -----   -----
Cash used by financing activities...........................      (42)   (604)   (562)       (39)   (405)   (276)
                                                              -------   -----   -----      -----   -----   -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................      (53)     58      11         --      --      --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................      160     102      91         --      --      --
                                                              -------   -----   -----      -----   -----   -----

CASH AND EQUIVALENTS AT END OF PERIOD.......................  $   107   $ 160   $ 102      $  --   $  --   $  --
                                                              -------   -----   -----      -----   -----   -----
                                                              -------   -----   -----      -----   -----   -----

See accompanying notes.

                                      WCI
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                                                                     RECIPROCAL
                                                                         RETAINED       DUE FROM     INTEREST IN
                                                                         EARNINGS          TW            TW
                                                    COMMON   PAID-IN   (ACCUMULATED    COMPANIES,     COMPANIES    SHAREHOLDERS'
                                                    STOCK    CAPITAL     DEFICIT)         NET           STOCK         EQUITY
                                                    ------   -------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1996......................    $1     $10,735      $  393        $(1,002)        $(586)        $9,541
Net income........................................                           514                                         514
Foreign currency translation adjustments..........                           (45)                                        (45)
Unrealized losses on securities, net of $91
 million tax benefit(a)...........................                          (129)                                       (129)
                                                                          ------                                      ------
   Comprehensive income...........................                           340                                         340

Increase in stock option distribution liability to
 TW Companies(b)..................................                          (236)                                       (236)
Dividends.........................................              (270)        (50)                                       (320)
Transfers to TW Companies, net....................                                         (807)                        (807)
Other.............................................                             3                                           3
                                                      --     -------      ------        -------         -----         ------
BALANCE AT DECEMBER 31, 1997......................     1      10,465         450         (1,809)         (586)         8,521
Net income........................................                           218                                         218
Foreign currency translation adjustments..........                            (6)                                         (6)
Unrealized gains on securities, net of $1 million
 tax expense......................................                             1                                           1
Realized and unrealized losses on derivative
 financial instruments, net of $2 million tax
 benefit..........................................                            (4)                                         (4)
                                                                          ------                                      ------
   Comprehensive income...........................                           209                                         209

Increase in stock option distribution liability to
 TW Companies(b)..................................                          (577)                                       (577)
Dividends.........................................              (270)        (81)                                       (351)
Transfers to TW Companies, net....................                                          (99)                         (99)
Other.............................................                            (2)                                         (2)
                                                      --     -------      ------        -------         -----         ------
BALANCE AT DECEMBER 31, 1998......................     1      10,195          (1)        (1,908)         (586)         7,701
Net income........................................                         1,207                                       1,207
Foreign currency translation adjustments..........                           (55)                                        (55)
Unrealized gains on securities, net of $9 million
 tax expense......................................                            14                                          14
Realized and unrealized gains on derivative
 financial instruments, net of $4 million tax
 expense..........................................                             7                                           7
                                                                          ------                                      ------
   Comprehensive income...........................                         1,173                                       1,173

Increase in stock option distribution liability to
 TW Companies(b)..................................                          (230)                                       (230)
Dividends.........................................              (269)       (110)                                       (379)
Transfers to TW Companies, net....................                                          471                          471
Other.............................................                             1                                           1
                                                      --     -------      ------        -------         -----         ------
BALANCE AT DECEMBER 31, 1999......................    $1     $ 9,926      $  833        $(1,437)        $(586)        $8,737
                                                      --     -------      ------        -------         -----         ------
                                                      --     -------      ------        -------         -----         ------

---------
(a) Includes a $13 million reduction (net of $9 million tax effect) related to realized gains on the sale of securities in 1997.

(b) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $230 million in 1999, $577 million in 1998 and $236 million in 1997 were accrued because of an increase in the market price of Time Warner common stock (Note 3).

See accompanying notes.

                                      ATC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                                                                     RECIPROCAL
                                                                         RETAINED       DUE FROM     INTEREST IN
                                                                         EARNINGS          TW            TW
                                                    COMMON   PAID-IN   (ACCUMULATED    COMPANIES,     COMPANIES    SHAREHOLDERS'
                                                    STOCK    CAPITAL     DEFICIT)         NET           STOCK         EQUITY
                                                    ------   -------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1996......................    $1     $2,893        $ 27          $(254)         $(336)        $2,331
Net income........................................                          173                                          173
Foreign currency translation adjustments..........                          (12)                                         (12)
Unrealized gains on securities, net of $1 million
 tax expense......................................                            2                                            2
                                                                           ----                                       ------
   Comprehensive income...........................                          163                                          163

Increase in stock option distribution liability to
 TW Companies(a)..................................                         (163)                                        (163)
Dividends.........................................             (185)        (33)                                        (218)
Transfers to TW Companies, net....................                                         (28)                          (28)
Other.............................................                            2                                            2
                                                      --     ------        ----          -----          -----         ------
BALANCE AT DECEMBER 31, 1997......................     1      2,708          (4)          (282)          (336)         2,087
Net income........................................                           92                                           92
Realized and unrealized losses on derivative
 financial instruments, net of $1 million tax
 benefit..........................................                           (2)                                          (2)
                                                                           ----                                       ------
   Comprehensive income...........................                           90                                           90

Increase in stock option distribution liability to
 TW Companies(a)..................................                         (396)                                        (396)
Dividends.........................................             (185)        (50)                                        (235)
Transfers to TW Companies, net....................                                         (64)                          (64)
                                                      --     ------        ----          -----          -----         ------
BALANCE AT DECEMBER 31, 1998......................     1      2,523        (360)          (346)          (336)         1,482
Net income........................................                          749                                          749
Unrealized gains on securities, net of $6 million
 tax expense......................................                           10                                           10
Realized and unrealized gains on derivative
 financial instruments, net of $1 million tax
 expense..........................................                            1                                            1
                                                                           ----                                       ------
   Comprehensive income...........................                          760                                          760

Increase in stock option distribution liability to
 TW Companies(a)..................................                         (158)                                        (158)
Dividends.........................................             (185)        (70)                                        (255)
Transfers to TW Companies, net....................                                         308                           308
                                                      --     ------        ----          -----          -----         ------
BALANCE AT DECEMBER 31, 1999......................    $1     $2,338        $172          $ (38)         $(336)        $2,137
                                                      --     ------        ----          -----          -----         ------
                                                      --     ------        ----          -----          -----         ------

---------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $158 million in 1999, $396 million in 1998 and $163 million in 1997 were accrued because of an increase in the market price of Time Warner common stock (Note 3).

See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ('TW Companies') contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the 'General Partner Guarantees,' see Note 7). In 1997, two of the original general partners, Warner Cable Communications Inc. ('WCCI') and Time Warner Operations Inc. ('TWOI'), were merged into another original general partner, Warner Communications Inc. (the 'WCCI Merger' and the 'TWOI Merger,' respectively, and collectively, the '1997 General Partner Mergers'). After the 1997 General Partner Mergers, eleven of the thirteen original general partners have now been merged or dissolved into the other two. Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC') are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the 'General Partners.'

    In addition to the 1997 General Partner Mergers, WCI acquired two wholly owned subsidiaries of Turner Broadcasting System, Inc. ('TBS') in 1997 that conduct certain of TBS's cable television programming operations in the United Kingdom (the 'TBS UK Merger,' see Note 2). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI's net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger and the TBS UK Merger have each been accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations. Accordingly, the consolidated financial statements of WCI reflect the TWOI Merger and the TBS UK Merger for all periods presented herein.

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Investments in TWE, and certain other companies in which the General Partners have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only the General Partner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only its share of the investee's earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

    Investments in companies in which the General Partners do not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax as a component of accumulated other comprehensive income in retained earnings until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

    The effect of any changes in each General Partner's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive loss in partners' capital.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

    Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues and cash flows from investments and the sale of future and existing music-related products in order to evaluate the ultimate recoverability of accounts receivable, artist advances and investments recorded as assets in the WCI consolidated balance sheet. Accounts receivable and sales in the music industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivable, individual artist advances and investments may change based on actual results and other factors.

REVENUES AND COSTS

    In accordance with industry practice, certain products (such as compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future returns.

    Inventories of WCI consist of cassette tapes, compact discs and related music and music publishing products. Inventories of cassette tapes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING

    Advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, catalogues and other promotional costs incurred in WCI's direct-marketing businesses. Deferred advertising costs are generally amortized using the straight-line method over a period of twelve months or less subsequent to the promotional event. Deferred advertising costs for WCI amounted to $15 million at the end of 1999 and $10 million at the end of 1998. Advertising expense for WCI amounted to $214 million in 1999, $220 million in 1998 and $183 million in 1997.

CASH EQUIVALENTS

    Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

    Effective July 1, 1998, WCI adopted Financial Accounting Standards Board ('FASB') Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133'). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on WCI's financial statements.

    The carrying value of WCI's financial instruments approximates fair value, except for certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments, such as investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures and other equipment.

INTANGIBLE ASSETS

    As a creator and distributor of entertainment copyrights, WCI has a significant and growing number of intangible assets, including goodwill, music catalogues, contracts and copyrights. In accordance with generally accepted accounting principles, WCI does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs, DVDs and cassettes, generally are either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of WCI's internally generated intangible assets, but rather

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

are limited to intangible assets resulting from certain acquisitions, including TW Companies's acquisition of WCI, in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition. TW Companies's allocable portion of its cost to acquire the Music business and certain other assets of WCI is reflected in the consolidated financial statements of WCI under the pushdown method of accounting.

    WCI amortizes goodwill over periods up to forty years using the straight-line method. Music catalogues, contracts and copyrights are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $259 million in 1999, $267 million in 1998 and $288 million in 1997. Accumulated amortization of intangible assets at December 31, 1999 and 1998 amounted to $2.437 billion and $2.184 billion, respectively.

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

INCOME TAXES

    The domestic operating results of the General Partners are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of Time Warner Inc. ('Time Warner'). The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of the General Partners on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of tax carryforwards acquired in acquisitions is accounted for as a reduction of goodwill.

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

COMPREHENSIVE INCOME

    In accordance with FASB Statement No. 130, 'Reporting Comprehensive Income,' the General Partners report comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the General Partners, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following summary sets forth the components of WCI's other comprehensive loss accumulated in shareholders' equity:

                                                  FOREIGN                    DERIVATIVE       ACCUMULATED
                                                 CURRENCY     UNREALIZED      FINANCIAL          OTHER
                                                TRANSLATION    GAINS ON      INSTRUMENT      COMPREHENSIVE
                                                  LOSSES      SECURITIES   GAINS (LOSSES)        LOSS
                                                -----------   ----------   ---------------   -------------
                                                                       (MILLIONS)
Balance at December 31, 1998..................     $ (53)        $ 4             $(4)            $(53)
1999 activity.................................       (55)         14               7              (34)
                                                   -----         ---             ---             ----
Balance at December 31, 1999..................     $(108)        $18             $ 3             $(87)
                                                   -----         ---             ---             ----
                                                   -----         ---             ---             ----

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

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

3.  TWE

    The General Partners' investment in and amounts due to and from TWE at December 31, 1999 and 1998 consists of the following:

DECEMBER 31, 1999                                              WCI      ATC
-----------------                                              ---      ---
                                                                (MILLIONS)
Investment in TWE...........................................  $2,342   $1,644
Stock option related distributions due from TWE.............     766      526
Other net liabilities due to TWE, principally related to
  home video distribution...................................    (632)      --
                                                              ------   ------
Total.......................................................  $2,476   $2,170
                                                              ------   ------
                                                              ------   ------

DECEMBER 31, 1998                                              WCI      ATC
-----------------                                              ---      ---
                                                                (MILLIONS)
Investment in TWE...........................................  $1,457   $1,034
Stock option related distributions due from TWE.............     670      460
Other net liabilities due to TWE, principally related to
  home video distribution...................................    (495)      --
                                                              ------   ------
Total.......................................................  $1,632   $1,494
                                                              ------   ------
                                                              ------   ------

PARTNERSHIP STRUCTURE

    TWE was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital ('Series B Capital') of TWE. TW Companies holds 11.22% of the Series A Capital and

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne').

AT&T -- MEDIAONE MERGER

    At the time of this filing, MediaOne had agreed to be acquired by AT&T Corp. ('AT&T'). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Each of WCI and ATC will continue to account for its investment in TWE under the equity method of accounting.

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

    A summary of the priority of Undistributed Contributed Capital, the General Partner's ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1999 and priority capital rates of return thereon is as set forth below:

                                                                                                      %
                                                                                   PRIORITY         OWNED
                                                   UNDISTRIBUTED      CUMULATIVE    CAPITAL          BY
                                                    CONTRIBUTED        PRIORITY    RATES OF        GENERAL
                                                    CAPITAL(A)         CAPITAL     RETURN(B)      PARTNERS
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL      -------------      ----------   ---------      ---------
                                                                          (BILLIONS)
Series A Capital.................................      $5.6             $14.5        13.00%         63.27%
Series B Capital.................................       2.9(d)            7.7        13.25%        100.00%
Residual Capital.................................       3.3(d)            3.3(c)        --(c)       63.27%

---------

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

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

    Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 13.00% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, and then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE. TWE reported net income of $2.759 billion, $326 million and $614 million in 1999, 1998 and 1997, respectively, no portion of which was allocated to the limited partners.

    The Series B Capital owned by the General Partners may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that MediaOne is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through May 2005. The option exercise price is dependent upon the year of exercise and ranges from an exercise price of approximately $1.3 billion in 2000 to $1.8 billion in 2005. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

CAPITAL DISTRIBUTIONS

    The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

    Through July 1999, the Time Warner General Partners held senior priority capital interests ('Senior Capital') in TWE. At that time, the Time Warner General Partners received a $627 million distribution from TWE in full redemption of the remaining portion of their Senior Capital interests plus related priority capital return. This distribution increased the cumulative cash distributions received from TWE relating to the Time Warner General Partners' Senior Capital interests to $2.1 billion. A portion of the proceeds received from the July 1999 distribution was used to repay all $400 million of outstanding borrowings under Time Warner's credit agreement with TWE.

    At December 31, 1999 and 1998, the General Partners had recorded $1.292 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $72.31 and $62.06, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During 1999, the General Partners received distributions from TWE in the amount of $1.2 billion, consisting of $627 million of Senior Capital distributions (representing the return of $454 million of contributed capital and the distribution of $173 million of priority capital return), $347 million of tax-related distributions and $226 million of stock option related distributions. During 1998, the General Partners received distributions from TWE in the amount of $1.153 billion, consisting of $579 million of Senior Capital distributions (representing the return of $455

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million of contributed capital and the distribution of $124 million of priority capital return), $314 million of tax-related distributions and $260 million of stock option related distributions. During 1997, the General Partners received distributions from TWE in the amount of $934 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. Of such aggregate distributions, WCI received $711 million in 1999, $684 million in 1998 and $554 million in 1997, and ATC received $489 million in 1999, $469 million in 1998 and $380 million in 1997. In addition to the tax, stock option and General Partners' senior priority capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

    In addition, in connection with the 1998 reorganization of Time Warner Cable's business telephony operations into a separate entity now named Time Warner Telecom Inc. (the 'Time Warner Telecom Reorganization'), TWE made a $191 million noncash distribution to its partners, of which WCI and ATC received an interest in Time Warner Telecom recorded at $72 million and $49 million, respectively, based on TWE's historical cost of the net assets.

SIGNIFICANT ITEMS AND TRANSACTIONS

    The comparability of TWE's summarized financial information has been affected by a number of significant items and transactions occurring in all periods. These transactions are summarized below. For a more comprehensive description of these transactions, see Notes 2 and 3 to the accompanying TWE consolidated financial statements.

    For 1999, the significant items included (i) net pretax gains in the amount of $2.119 billion relating to the sale or exchange of various cable television systems and investments, (ii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iii) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco and
(iv) a one-time, noncash pretax charge of approximately $106 million relating to Warner Bros.'s retail stores.

    For 1998, the significant items included (i) net pretax gains of approximately $90 million relating to the sale or exchange of various cable television systems and investments and (ii) a pretax charge of approximately $210 million principally to reduce TWE's carrying value of its investment in Primestar.

    For 1997, the significant, nonrecurring items included (i) net pretax gains of approximately $200 million relating to the sale or exchange of various cable television systems and (ii) a pretax gain of approximately $250 million relating to the sale of its interest in E! Entertainment Television, Inc.

    In addition, the comparability of TWE's operating results has been affected further by certain 1998 transactions, which included (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ('TWE-A/N'), subject to approximately $1 billion of debt, in exchange for common and preferred interests in the partnership, as well as related transactions, effective as of January 1, 1998 (the 'TWE-A/N Transfers'), (ii) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, Inc. effective as of April 1, 1998 (the 'Primestar Roll-up Transaction'), (iii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998 (the 'Road Runner Joint Venture'), (iv) the reorganization of Time Warner's, TWE's and TWE-A/N's business telephony operations, effective as of July 1, 1998 (the 'Time Warner Telecom Reorganization'), (v) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (the 'Texas Cable

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Joint Venture') and (vi) the sale of TWE's remaining 49% interest in Six Flags Entertainment Corporation in April 1998 to Premier Parks Inc., a regional theme park operator.

SUMMARIZED FINANCIAL INFORMATION OF TWE

    Set forth below is summarized financial information of TWE, which reflects the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998, the Time Warner Telecom Reorganization effective as of July 1, 1998 and formation of the Texas Cable Joint Venture effective as of December 31, 1998:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999        1998       1997
                                                              -------   ----------   -------
                                                                        (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues....................................................  $13,164    $12,246     $11,318
Depreciation and amortization...............................   (1,364)    (1,436)     (1,370)
Business segment operating income(a)........................    4,227      1,719       1,444
Interest and other, net(b)..................................     (818)      (945)       (326)
Minority interest...........................................     (427)      (284)       (324)
Income before income taxes..................................    2,909        418         722
Income before extraordinary item............................    2,759        326         637
Net income..................................................    2,759        326         614

---------

(a) Includes a net pretax gain of approximately $215 million in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of approximately $97 million in 1999 relating to the sale of an interest in CanalSatellite, a one-time, noncash pretax charge of approximately $106 million in 1999 relating to certain Warner Bros.'s retail stores and net pretax gains of approximately $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997 related to the sale or exchange of certain cable television systems and investments.
(b) Includes a pretax charge of approximately $210 million in 1998 principally to reduce the carrying value of an interest in Primestar, Inc. ('Primestar'). 1997 includes a pretax gain of approximately $250 million related to the sale of an interest in E! Entertainment Television, Inc.

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                               1999           1998          1997
                                                              -------      ----------      -------
                                                                           (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations.................................  $ 2,713       $ 2,288        $ 1,834
Capital expenditures........................................   (1,475)       (1,603)        (1,565)
Investments and acquisitions................................     (478)         (388)          (172)
Investment proceeds.........................................      948         1,246            485
Collection of loan to Time Warner...........................      400            --             --
Borrowings..................................................    2,658         1,514          3,400
Debt repayments.............................................   (2,764)       (1,898)        (3,085)
Issuance of preferred stock of subsidiary...................       --            --            243
Redemption of preferred stock of subsidiary.................     (217)           --             --
Capital distributions.......................................   (1,200)       (1,153)          (934)
Other financing activities, net.............................     (155)         (241)          (100)
Increase (decrease) in cash and equivalents.................      430          (235)           106

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                                 (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................  $   517   $    87
Total current assets........................................    5,311     4,183
Total assets................................................   24,843    22,230
Total current liabilities...................................    5,723     4,936
Long-term debt..............................................    6,655     6,578
Minority interests..........................................    1,815     1,522
Preferred stock of subsidiary...............................       --       217
General Partners' Senior Capital............................       --       603
Partners' capital...........................................    7,149     5,107

4.  GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

    Time Warner Telecom Inc. ('Time Warner Telecom'), an integrated communications provider that provides a wide range of telephony and data services to businesses, was formed in July 1998 when Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations. As part of that reorganization, TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/Newhouse Partnership ('Advance/Newhouse'), a limited partner in TWE-A/N.

    In May 1999, Time Warner Telecom completed an initial public offering of 20% of its common stock (the 'Time Warner Telecom IPO'). Time Warner Telecom issued approximately 21 million shares of common stock at a price of $14 per share and raised net proceeds of approximately $270 million, of which $180 million was paid to Time Warner and TWE in satisfaction of certain obligations. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, WCI's ownership interest in Time Warner Telecom was diluted from approximately 28% to approximately 22% and ATC's ownership interest in Time Warner Telecom was diluted from approximately 19% to approximately 15%. As a result, WCI and ATC recognized pretax gains of approximately $53 million and $36 million, respectively. These gains have been included in interest and other, net, in the accompanying consolidated statements of operations.

    As of December 31, 1999, Time Warner Telecom is owned 48% by Time Warner, including 22% by WCI and 15% by ATC, 15% by MediaOne, 15% by Advance/Newhouse and 22% by other third parties. Time Warner's and the General Partners' interests in Time Warner Telecom are being accounted for under the equity method of accounting.

5.  OTHER INVESTMENTS

    WCI's other investments consist of:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
                                                                (MILLIONS)
Equity method investments...................................  $1,355   $1,280
Cost and fair-value method investments......................     142       70
                                                              ------   ------
Total.......................................................  $1,497   $1,350
                                                              ------   ------
                                                              ------   ------

    In December 1997, WCI sold all of its 18.1 million shares of common stock of Hasbro, Inc. ('Hasbro') to TW Companies in exchange for a $610 million, 6.7% note receivable due December 2002 (the 'TW Companies Note Receivable'). TW Companies, in turn, simultaneously used these shares to redeem certain mandatorily

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

redeemable preferred securities of a subsidiary held by third party investors. In connection therewith, WCI recognized a $437 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations. The TW Companies Note Receivable has been classified in shareholders' equity under the caption 'Due from TW Companies, net.'

    In addition to TWE and its equity investees, companies accounted for using the equity method include: Time Warner Telecom (approximately 22% and 15% owned by WCI and ATC, respectively; 48% owned by Time Warner), the Columbia House Company partnerships (10% to 50% owned by WCI; 50% owned in total by Time Warner), other music joint ventures (generally 50% owned) and Cinamerica Theatres, L.P. (sold in 1997, but previously 50% owned). A summary of combined financial information as reported by the equity investees of WCI is set forth below:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              ------   ----------   ------
                                                                       (MILLIONS)
Revenues....................................................  $1,360     $1,275     $1,336
Depreciation and amortization...............................     (85)       (43)       (13)
Operating income (loss).....................................     (76)        (1)        80
Net income (loss)...........................................    (216)      (109)       (36)
Current assets..............................................   1,185      1,183        792
Total assets................................................   2,295      2,065      1,132
Current liabilities.........................................     991        587        418
Long-term debt..............................................   1,486      1,807      1,303
Total liabilities...........................................   2,583      2,464      1,791
Total shareholders' deficit or partners' capital............    (288)      (399)      (659)

    WCI and ATC own 28.9 thousand and 14.8 thousand shares, respectively, of TW Companies common stock. Such investments are accounted for at historical cost, less the portion (collectively estimated at 85%) attributable to TW Companies' ownership of the General Partners, which is deducted from shareholders' equity under the caption 'Reciprocal interest in TW Companies stock.' The TW Companies common stock owned by the General Partners may only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933. In addition to TW Companies common stock, ATC also owns certain TW Companies debt securities. Such debt securities, which were not significant at December 31, 1999, are held by ATC for the purpose of satisfying its obligations under its stock options and restricted stock awards subsequent to the acquisition of the ATC minority interest.

6.  BORROWING ARRANGEMENTS WITH TW COMPANIES

    WCI and ATC each has a revolving credit agreement with TW Companies, which provides for borrowings from TW Companies of up to $1 billion. Each credit agreement expires on December 31, 2008. Interest on any borrowings under each credit agreement is payable quarterly at the prime rate. Each of WCI's and ATC's obligation to TW Companies under the credit agreement is subordinate to the General Partner Guarantees. At December 31, 1999 and 1998, there were no borrowings outstanding under these credit agreements.

    Interest expense for WCI was $24 million in 1999 and $23 million in both 1998 and 1997. Interest expense for ATC was not material in any of the three years ended December 31, 1999.

7.  GENERAL PARTNER GUARANTEES

    Each General Partner has guaranteed a pro rata portion of approximately $5.3 billion of TWE's debt and accrued interest at December 31, 1999, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the consent of a majority of such holders to effect a termination; however, the Indenture permits the General Partners to engage in mergers and consolidations. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

    The portion of TWE debt and accrued interest at December 31, 1999 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

                                                               TOTAL GURANTEED BY
                                                              EACH GENERAL PARTNER
                                                              ---------------------
GENERAL PARTNER                                                   %        AMOUNT
---------------                                               ---------   ---------
                                                              (DOLLARS IN MILLIONS)
WCI.........................................................    59.27      $3,168
ATC.........................................................    40.73       2,177
                                                               ------      ------
Total.......................................................   100.00      $5,345
                                                               ------      ------
                                                               ------      ------

8.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                        1999            1998           1997
                                                   ---------------   -----------   -------------
                                                    WCI      ATC     WCI    ATC     WCI     ATC
                                                   ------   ------   ----   ----   ------   ----
                                                                     (MILLIONS)
Domestic.........................................  $1,816   $1,174   $372   $202   $  896   $277
Foreign..........................................     230       78    107     (8)     130     47
                                                   ------   ------   ----   ----   ------   ----
Total............................................  $2,046   $1,252   $479   $194   $1,026   $324
                                                   ------   ------   ----   ----   ------   ----
                                                   ------   ------   ----   ----   ------   ----

    Income taxes (benefits) are as set forth below:

                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                        1999            1998           1997
                                                   ---------------   -----------   -------------
                                                    WCI      ATC     WCI    ATC     WCI     ATC
                                                   ------   ------   ----   ----   ------   ----
                                                                     (MILLIONS)
Federal..........................................   $528     $361    $100   $ 48    $272    $ 82
State and local..................................    156       97      35     17      95      26
Foreign
    Current(a)...................................    164       41     174     45     144      28
    Deferred.....................................     (9)       4     (48)    (8)     (7)      9
                                                    ----     ----    ----   ----    ----    ----
Total............................................   $839     $503    $261   $102    $504    $145
                                                    ----     ----    ----   ----    ----    ----
                                                    ----     ----    ----   ----    ----    ----

---------

(a) Includes foreign withholding taxes set forth elsewhere herein.

    Foreign withholding taxes included in the foreign tax provision are as follows:

                                                              WCI    ATC
                                                              ----   ----
                                                              (MILLIONS)
1999........................................................  $66    $27
1998........................................................   57     25
1997........................................................   64     24

    No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries aggregating approximately $900 million at December 31, 1999. If such earnings

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

    The differences between the income tax (tax benefit) expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

                                                              YEARS ENDED DECEMBER
                                                                       31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
                                                                   (MILLIONS)
Taxes on income at U.S. federal statutory rate..............  $716    $168    $359
Nondeductible expenses......................................    73      73      71
Foreign income taxed at different rates, net of U.S. foreign
  tax credits...............................................   (35)     (8)     16
State and local taxes, net..................................   101      23      62
Other.......................................................   (16)      5      (4)
                                                              ----    ----    ----
Total.......................................................  $839    $261    $504
                                                              ----    ----    ----
                                                              ----    ----    ----

    The relationship between income taxes and income before income taxes for the other General Partner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

    U.S. federal tax carryforwards of WCI included in the consolidated tax return of Time Warner at December 31, 1999 consisted of $29 million of net operating losses and $105 million of investment tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. The U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                  CARRYFORWARDS
                                                              ----------------------
                                                                 NET      INVESTMENT
                                                              OPERATING      TAX
                                                               LOSSES      CREDITS
                                                              ---------   ----------
                                                                    (MILLIONS)
2000........................................................     $ 1         $ 25
2001........................................................       1           33
Thereafter up to 2010.......................................      27           47
                                                                 ---         ----
                                                                 $29         $105
                                                                 ---         ----
                                                                 ---         ----

9.  STOCK OPTION PLANS

    Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and WCI. Such options have been granted to employees of WCI with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' and related interpretations, compensation cost generally has not been recognized by Time Warner, nor charged to WCI, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

123'), WCI's allocable share of compensation cost would have been changed to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                                       (MILLIONS)
Net income:
    As reported.............................................  $1,207      $218      $514
                                                              ------      ----      ----
                                                              ------      ----      ----
    Pro forma...............................................  $1,192      $207      $506
                                                              ------      ----      ----
                                                              ------      ----      ----

    For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to WCI employees in 1999, 1998 and 1997: dividend yields of 0.3%, 0.5% and 1%, respectively; expected volatility of 23.7%, 21.7% and 21.6%, respectively; risk-free interest rates of 5.5%, 5.4% and 6.1%, respectively; and expected lives of 5 years in all periods.

    In December 1998, Time Warner completed a two-for-one common stock split. Accordingly, the following stock option information gives effect to this stock split.

    The weighted average fair value of an option granted to WCI employees during the year was $20.74 ($12.24, net of taxes), $11.69 ($6.90, net of taxes) and $7.18 ($4.24, net of taxes) for the years ended December 31, 1999, 1998 and 1997, respectively.

    A summary of stock option activity with respect to employees of WCI is as follows:

                                                                          WEIGHTED-
                                                              THOUSANDS    AVERAGE
                                                                 OF       EXERCISE
                                                               SHARES       PRICE
                                                               ------       -----
Balance at January 1, 1997..................................    27,366     $15.10
Granted.....................................................     1,536      25.14
Exercised...................................................    (3,728)     13.92
Cancelled(a)................................................       (34)     13.98
                                                               -------
Balance at December 31, 1997................................    25,140     $15.72

Granted.....................................................     2,254      39.99
Exercised...................................................    (8,915)     14.49
Cancelled(a)................................................     1,013      13.27
                                                               -------
Balance at December 31, 1998................................    19,492     $18.97

Granted.....................................................     2,234      66.30
Exercised...................................................    (5,985)     16.34
Cancelled(a)................................................       (53)     27.15
                                                               -------
Balance at December 31, 1999................................    15,688     $26.68
                                                               -------
                                                               -------

---------

 (a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into WCI to and from other Time Warner divisions.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                               ----     ----     ----
                                                                    (THOUSANDS)
Exercisable.................................................  11,489   15,638   21,920

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table summarizes information about stock options outstanding with respect to employees of WCI at December 31, 1999:

                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  ------------------------------------   ------------------------
                                 WEIGHTED-
                                  AVERAGE    WEIGHTED-                  WEIGHTED-
    RANGE OF        NUMBER       REMAINING    AVERAGE       NUMBER       AVERAGE
    EXERCISE      OUTSTANDING   CONTRACTUAL  EXERCISE    EXERCISABLE    EXERCISE
     PRICES       AT 12/31/99      LIFE        PRICE     AT 12/31/99      PRICE
     ------       -----------      ----        -----     -----------      -----
                  (THOUSANDS)                            (THOUSANDS)
Under $10              336       0.1 years    $ 9.30           336       $ 9.30
$10.00 to $15.00     4,617       1.4 years    $11.70         4,617       $11.70
$15.01 to $20.00     4,391       4.3 years    $18.47         4,391       $18.47
$20.01 to $30.00     1,826       6.6 years    $23.03         1,399       $22.63
$30.01 to $45.00     1,558       7.9 years    $35.36           512       $35.07
$45.01 to $65.00     1,320       8.5 years    $54.18           234       $48.46
$65.01 to $69.16     1,640       9.1 years    $68.11            --           --
                    ------                                  ------
Total               15,688       4.8 years    $26.68        11,489       $17.34
                    ------                                  ------
                    ------                                  ------

    In January 2000, Time Warner and America Online, Inc. ('America Online') announced that they had agreed to merge. In connection with this merger, all outstanding Time Warner stock options held by WCI employees at that time became fully vested and exercisable, pursuant to the terms of Time Warner's stock option plans (Note 16).

10. BENEFIT PLANS

    Prior to 1999, WCI and its subsidiaries sponsored defined benefit pension plans covering substantially all domestic employees. Pension benefits under those plans were based on formulas that reflected the employees' years of service and compensation levels during their employment period. Effective January 1, 1999, substantially all of WCI's plans were merged into the defined benefit pension plans of TW Companies. The remaining few WCI-sponsored plans relating to its domestic operations are not material to the consolidated financial statements of WCI. In addition to its domestic employees, employees of WCI's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant. For 1999, WCI made contributions of $1 million and recognized expense of $15 million related to its domestic employees covered under all defined benefit plans.

    A summary of activity of WCI's defined benefit pension plans for periods prior to 1999 when it was a sponsor is as follows:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1998      1997
                                                              ----      ----
                                                                (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost................................................  $ 13      $ 11
Interest cost...............................................    14        13
Expected return on plan assets..............................   (12)      (11)
Net amortization and deferral...............................     1         1
                                                              ----      ----
Total.......................................................  $ 16      $ 14
                                                              ----      ----
                                                              ----      ----

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              DECEMBER 31,
                                                              ------------
                                                                  1998
                                                                  ----
                                                               (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........      $188
Service cost................................................        13
Interest cost...............................................        14
Actuarial loss..............................................        25
Benefits paid...............................................       (11)
                                                                  ----
Projected benefit obligation at end of year.................       229
                                                                  ----

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............       147
Actual return on plan assets................................        38
Employer contribution.......................................         8
Benefits paid...............................................       (11)
                                                                  ----
Fair value of plan assets at end of year....................       182
                                                                  ----
Unfunded projected benefit obligation.......................       (47)
Additional minimum liability(a).............................        (6)
Unrecognized actuarial loss.................................         3
Unrecognized prior service cost.............................         7
                                                                  ----
Accrued pension expense.....................................      $(43)
                                                                  ----
                                                                  ----

---------

 (a) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                                                               DECEMBER 31,
                                                              --------------
                                                              1998      1997
                                                              ----      ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  6.75%     7.25%
Expected return on plan assets..............................     9%        9%
Rate of compensation increase...............................     6%        6%

    Certain domestic employees of WCI also participate in Time Warner's savings plans and profit sharing plans, as to which the expense amounted to $7 million in 1999, $13 million in 1998 and $13 million in 1997. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

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

FOREIGN CURRENCY RISK MANAGEMENT

    Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1999, Time Warner had effectively hedged approximately half of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

    At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Of Time Warner's $375 million net sale contract position, $442 million of foreign exchange sale contracts and $217 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, primarily Japanese yen (73% of net contract position related to WCI) and English pounds (16%), compared to contracts for the sale of $431 million and the purchase of $157 million of foreign currencies at December 31, 1998. WCI had deferred approximately $3 million of net gains on foreign exchange contracts at December 31, 1999, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 1999, 1998 and 1997, WCI recognized $25 million in losses, $7 million in losses and $26 million in gains, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad.

12. GEOGRAPHICAL INFORMATION

    Information as to WCI's operations in different geographical areas is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                      (MILLIONS)
REVENUES(A)
United States...............................................  $2,025    $2,167    $1,895
United Kingdom..............................................     271       255       215
Germany.....................................................     335       307       298
Japan.......................................................     221       252       265
France......................................................     135       143       132
Other international.........................................     847       901       886
                                                              ------    ------    ------
Total.......................................................  $3,834    $4,025    $3,691
                                                              ------    ------    ------
                                                              ------    ------    ------

---------
(a) Revenues are attributable to countries based on location of customer.

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Because a substantial portion of WCI's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

13. COMMITMENTS AND CONTINGENCIES

    WCI's total rent expense amounted to $49 million in 1999, $60 million in 1998 and $51 million in 1997. The minimum rental commitments of WCI under noncancellable long-term operating leases are: 2000-$49 million; 2001-$49 million; 2002-$44 million; 2003-$43 million; 2004-$39 million and after 2004-$334 million.

    WCI's minimum commitments and guarantees under certain artists and other agreements at December 31, 1999 aggregated approximately $534 million, which are payable principally over a five-year period. Each General Partner is jointly and severally liable for all liabilities, commitments and contingencies of TWE and the Time Warner Service Partnerships, except for approximately $5.3 billion of TWE's indebtedness and accrued interest, which is recourse to each General Partner only to the extent of its guarantee (Note 7).

    WCI is subject to a class action lawsuit alleging collusive pricing practices by the major record companies in their capacity as distributors of compact discs to CD wholesalers and retailers. The trial presently is scheduled for the fall of 2000. Although management believes the case is without merit, an adverse jury verdict could result in a material loss to WCI. Due to the lack of specificity to plaintiffs' claims, a range of loss is not determinable at this time.

    The General Partners and TWE are subject to numerous other legal proceedings, including certain litigation relating to Six Flags. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the financial statements of the General Partners.

14. RELATED PARTY TRANSACTIONS

    In the normal course of conducting their businesses, the General Partners have had various transactions with Time Warner, TW Companies and TWE units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of WCI participate in various Time Warner medical, stock option and other benefit plans for which WCI is charged its allocable share of plan expenses, including administrative costs. ATC does not have a significant number of employees. Time Warner's corporate group provides various other services to WCI. The consolidated financial statements of the General Partners include transactions with Time Warner relating to domestic income taxes or tax benefits (Note 8). The Music division of WCI provides home videocassette distribution services to certain TWE operations.

    TW Companies had a credit agreement with TWE allowing it to borrow up to $400 million from TWE through September 15, 2000. During 1999, TW Companies used a portion of the proceeds received from the final distribution of the senior priority capital interests in TWE to repay all $400 million of outstanding borrowings under this agreement.

    WCI earns interest income at a rate of 6.7% from TW Companies on a $610 million note receivable, which was received in December 1997 in exchange for WCI's common stock of Hasbro. In addition, WCI has had transactions with the Columbia House Company partnership and other music joint ventures and with equity investees of Time Warner, generally with respect to sales of product in the ordinary course of business.

15. ADDITIONAL FINANCIAL INFORMATION

    As of December 31, 1999, WCI had an accounts receivable securitization facility, which provides for the accelerated receipt of up to $330 million of cash on available receivables. In connection with this securitization facility, WCI sells, on a revolving and nonrecourse basis, certain of its accounts receivables ('Pooled

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Receivables') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Receivables to a third-party, commercial paper conduit sponsored by a financial institution. This securitization transaction has been accounted for as a sale in accordance with FASB Statement No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' Accordingly, accounts receivables sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. Net proceeds received (repaid) under this securitization program were $145 million in 1999, $(245) million in 1998 and $122 million in 1997.

    Additional financial information with respect to cash flows is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                   1999             1998             1997
                                              --------------   --------------   --------------
                                               WCI      ATC     WCI      ATC     WCI      ATC
                                              -----    -----   -----    -----   -----    -----
                                                                 (MILLIONS)
Cash payments made for interest.............  $  17    $  --   $  11    $  --   $  14    $  --
Cash payments made for income taxes, net....    805      442     208       65     513      111
Tax-related distributions received from
  TWE.......................................    205      142     186      128     192      132
Noncash capital distributions, net..........   (230)    (158)   (577)    (396)   (236)    (163)

    Noncash investing activities in 1998 included the Time Warner Telecom Reorganization (Note 3). Noncash financing activities in 1997 included the sale of WCI's interest in Hasbro in exchange for the TW Companies Note Receivable (Note 5).

    Other current liabilities of WCI consist of:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                               (MILLIONS)
Accrued expenses............................................  $263    $286
Accrued compensation........................................   199     150
Accrued income taxes........................................    19      49
Deferred revenues...........................................    53      63
                                                              ----    ----
Total.......................................................  $534    $548
                                                              ----    ----
                                                              ----    ----

16. SUBSEQUENT EVENTS (UNAUDITED)

America Online-Time Warner Merger

    In January 2000, Time Warner and America Online announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). As part of the Merger, each issued and outstanding share of each class of common stock of Time Warner will be converted into 1.5 shares of an identical series of common stock of AOL Time Warner. In addition, each issued and outstanding share of each class of preferred stock of Time Warner will be converted into one share of preferred stock of AOL Time Warner, which will have substantially identical terms except that such shares will be convertible into approximately 6.25 shares of AOL Time Warner common stock. Lastly, each issued and outstanding share of common stock of America Online will be converted into one share of common stock of AOL Time Warner.

    As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by

                              TWE GENERAL PARTNERS
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

Warner-EMI Music Merger

    In January 2000, Time Warner and EMI Group plc ('EMI') announced they had entered into an agreement to combine their global music operations into two jointly owned ventures, to be referred to collectively as Warner EMI Music. WCI will control the joint ventures through majority board representation, among other factors, and will account for the transaction under the purchase method of accounting.

    As part of the transaction, each company will contribute its music operations to the joint ventures, subject to a comparable amount of debt. As of December 31, 1999, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the joint ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches `L'9 for a short period of time within the first three-and-a-half years after closing.

    The transaction is expected to close by the end of 2000, subject to customary closing conditions, including regulatory approvals and the approval of EMI's shareholders. There can be no assurance that such approvals will be obtained.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS OF
WARNER COMMUNICATIONS INC.
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION

    We have audited the accompanying consolidated balance sheets of Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC'), as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI and ATC at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP


New York, New York
February 2, 2000

                              TWE GENERAL PARTNERS
                         SELECTED FINANCIAL INFORMATION

WCI SELECTED HISTORICAL FINANCIAL INFORMATION

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

                                                                YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                      1999     1998       1997       1996     1995
SELECTED OPERATING STATEMENT INFORMATION             ------   ------   ----------   ------   ------
                                                                       (MILLIONS)
Revenues...........................................  $3,834   $4,025     $3,691     $3,949   $4,196
Depreciation and amortization......................    (333)    (339)      (371)      (370)    (356)
Business segment operating income..................     199      216        146        332      302
Equity in pretax income of TWE(a)..................   1,724      248        428        166      108
Interest and other, net(b).........................     123       15        452        (53)      17
Income before extraordinary item...................   1,207      218        522        185      169
Net income.........................................   1,207      218        514        185      160

---------

 (a) Includes approximately $1.378 billion in 1999, $(70) million in 1998 and $265 million in 1997, relating to WCI's proportionate share of net gains (losses) recognized by TWE in connection with the sale or exchange of cable television systems and other investment-related assets in 1999, 1998 and 1997, a pretax gain in connection with the early termination and settlement of a long-term, home video distribution agreement in 1999, a pretax gain relating to the sale of an interest in CanalSatellite in 1999 and a pretax noncash charge relating to Warner Bros.'s retail stores.

 (b) Includes a $437 million pretax gain in connection with the disposal of WCI's interest in Hasbro in 1998.

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                  1999      1998       1997       1996      1995
SELECTED BALANCE SHEET INFORMATION               -------   -------   ---------   -------   -------
                                                                    (MILLIONS)
Total assets...................................  $11,481   $10,348    $10,490    $11,399   $11,795
Shareholder's equity...........................    8,737     7,701      8,521      9,541     9,888

                              TWE GENERAL PARTNERS
            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS OF WCI
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (MILLIONS)

                                                                  ADDITIONS
                                                  BALANCE AT      CHARGED TO                       BALANCE
                                                  BEGINNING       COSTS AND                         AT END
                  DESCRIPTION                     OF PERIOD        EXPENSES       DEDUCTIONS      OF PERIOD
                  -----------                     ----------      ----------      ----------      ----------
1999:
Reserves deducted from accounts receivable:
    Allowance for doubtful accounts.............     $ 79            $  5           $ (16)(a)        $ 68
    Reserves for sales returns and allowances...      199             691            (668)(b)         222
                                                     ----            ----           -----            ----
        Total...................................     $278            $696           $(684)           $290
                                                     ----            ----           -----            ----
                                                     ----            ----           -----            ----

1998:
Reserves deducted from accounts receivable:
    Allowance for doubtful accounts.............     $ 77            $ 54           $ (52)(a)        $ 79
    Reserves for sales returns and allowances...      187             330            (318)(b)         199
                                                     ----            ----           -----            ----
        Total...................................     $264            $384           $(370)           $278
                                                     ----            ----           -----            ----
                                                     ----            ----           -----            ----

1997:
Reserves deducted from accounts receivable:
    Allowance for doubtful accounts.............     $ 84            $ 63           $ (70)(a)        $ 77
    Reserves for sales returns and allowances...      278             234            (325)(b)         187
                                                     ----            ----           -----            ----
        Total...................................     $362            $297           $(395)           $264
                                                     ----            ----           -----            ----
                                                     ----            ----           -----            ----

---------

 (a) Represents uncollectible receivables charged against the reserve.

 (b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                                                        SEQUENTIAL
     EXHIBIT                                                                                               PAGE
     NUMBER                                    DESCRIPTION                                                NUMBER
     ------                                    -----------                                                ------
3.1                    Agreement of Limited Partnership, dated as of October 29, 1991, as amended by       *
                       the Letter Agreement, dated February 11, 1992, and the Letter Agreement dated
                       June 23, 1992, among Time Warner Companies, Inc. ('TWCI') and certain of its subsidiaries, ITOCHU Corporation ('Itochu') and Toshiba Corporation
                       ('Toshiba') (which is incorporated herein by reference to Exhibit (A) to Time
                       Warner's Current Report on Form 8-K dated October 29, 1991 and Exhibits 10(b)
                       and 10(c) to Time Warner's Current Report on Form 8-K dated July 14, 1992
                       (File No. 1-8637) ('TWCI's July 1992 Form 8-K')).

3.2                    Amendment Agreement, dated as of September 14, 1993, among ITOCHU Corporation,      *
                       Toshiba Corporation, TWCI, U S WEST, Inc. ('US West') and certain of their respective subsidiaries amending the TWE Partnership Agreement, as amended
                       (which is incorporated herein by reference to Exhibit 3.2 to TWE's Annual
                       Report on Form 10-K for the year ended December 31, 1993 ('TWE's 1993
                       Form 10-K')).

3.3(i) and (ii)        Certificate of Incorporation and By-Laws of American Television and                 *
                       Communications Corporation ('ATC'), as amended (which are incorporated herein by reference to Exhibits 3.3(i) and (ii) to TWE's 1993 Form 10-K).

3.3(iii)               Certificate of Ownership and Merger of American Digital Communications, Inc.        *
                       into ATC as filed with the Secretary of State of the State of Delaware on
                       May 31, 1996 (which is incorporated herein by reference to Exhibit 3.3(iii)
                       to TWE's Annual Report on Form 10-K for the year ended December 31, 1996
                       ('TWE's 1996 Form 10-K')).

3.3(iv)                Certificate of Ownership and Merger of Carolina Network Corporation into ATC        *
                       as filed with the Secretary of State of the State of Delaware on May 31, 1996
                       (which is incorporated herein by reference to Exhibit 3.3(iv) to TWE's 1996
                       Form 10-K).

3.3(v)                 Certificate of Ownership and Merger of ATC Holdings II, Inc. into ATC as filed      *
                       with the Secretary of State of the State of Delaware on June 28, 1996 (which is incorporated herein by reference to Exhibit 3.3(v) to TWE's 1996 Form
                       10-K).

3.3(vi)                Certificate of Ownership and Merger of ARP 113, Inc. into ATC as filed with         *
                       the Secretary of State of the State of Delaware on August 29, 1997 (which is incorporated by reference to Exhibit 3.3(vi) to TWE's Annual Report on Form
                       10-K for the year ended December 31, 1997 ('TWE's 1997 Form 10-K')).

3.3(vii)               Certificate of Ownership and Merger of Philadelphia Community Antenna               *
                       Television Company into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (which is incorporated herein by reference to
                       Exhibit 3.3(vii) to TWE's 1997 Form 10-K).

3.3(viii)              Certificate of Ownership and Merger of Public Cable Company into ATC as filed       *
                       with the Secretary of State of the State of Delaware on August 29, 1997 (which is incorporated herein by reference to Exhibit 3.3(viii) to TWE's 1997 Form
                       10-K).

3.3(ix)                Certificate of Ownership and Merger of ATC-PPV, Inc. into ATC as filed with         *
                       the Secretary of State of the State of Delaware on October 7, 1998 (which is incorporated herein by reference to Exhibit 3.3(ix) to TWE's Annual Report on Form 10-K for the year ended December 31, 1998).

3.4(i) and (ii)        Restated Certificate of Incorporation, as amended, and By-Laws of Warner            *
                       Communications Inc. ('WCI') (which are incorporated herein by reference to
                       Exhibits 3.9(i) and (ii) to TWE's 1993 Form 10-K).



                                                                                       SEQUENTIAL
     EXHIBIT                                                                              PAGE
     NUMBER                                    DESCRIPTION                               NUMBER
     ------                                    -----------                               ------
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

3.4(vi)                Certificate of Ownership and Merger of TWI Ventures Ltd.
                       into WCI as filed with the Secretary of State of the State of Delaware on December 9, 1999.

4.1                    Indenture, dated as of April 30, 1992, as amended by the          *
                       First Supplemental Indenture, dated as of June 30, 1992,
                       among TWE, Time Warner, certain of its subsidiaries party
                       thereto and The Bank of New York ('BONY'), as Trustee (which is incorporated herein by reference to Exhibits 10(g) and
                       10(h) to TWCI's July 1992 Form 8-K).

4.2                    Second Supplemental Indenture, dated as of December 9, 1992,      *
                       among TWE, Time Warner, certain of its subsidiaries party
                       thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the
                       Registration Statement on Form S-4 (Reg. No. 33-67688) of
                       TWE filed with the Securities and Exchange Commission on
                       October 25, 1993 (the '1993 TWE S-4')).

4.3                    Third Supplemental Indenture, dated as of October 12, 1993,       *
                       among TWE, Time Warner, certain of its subsidiaries party
                       thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to the 1993 TWE S-4).

4.4                    Fourth Supplemental Indenture, dated as of March 29, 1994,        *
                       among TWE, Time Warner, certain of its subsidiaries party
                       thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to TWE's 1993 Form 10-K).

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

4.6                    Sixth Supplemental Indenture, dated as of September 29,           *
                       1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                       incorporated herein by reference to Exhibit 4.7 to Time
                       Warner Inc.'s Annual Report on Form 10-K for the year ended
                       December 31, 1997 (File No. 1-12259) ('TWI's 1997 Form
                       10-K')).

4.7                    Seventh Supplemental Indenture dated as of December 29,           *
                       1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                       incorporated herein by reference to Exhibit 4.8 to TWI's
                       1997 Form 10-K).


                                                                                           SEQUENTIAL
     EXHIBIT                                                                                  PAGE
     NUMBER                                    DESCRIPTION                                   NUMBER
     ------                                    -----------                                   ------
10.1                   Credit Agreement dated as of November 10, 1997 among TWI,             *
                       TWCI, TWE, Turner Broadcasting System, Inc., Time Warner
                       Entertainment-Advance/Newhouse Partnership (the 'TWE-A/N
                       Partnership') and TWI Cable Inc., as Credit Parties, Chase
                       Manhattan, as Administrative Agent, Bank of America National
                       Trust and Savings Association, BONY and Morgan Guaranty
                       Trust Company of New York, as Documentation and Syndication
                       Agents and Chase Securities Inc., as Arranger (which is
                       incorporated herein by reference to Exhibit 10.26 of TWI's
                       1997 Form 10-K).

10.2                   Admission Agreement, dated as of May 16, 1993, between TWE            *
                       and U S West (which is incorporated herein by reference to
                       Exhibit 10(a) to TWE's Current Report on Form 8-K dated
                       May 16, 1993).

10.3                   Restructuring Agreement, dated as of August 31, 1995, among           *
                       TWCI, ITOCHU and ITOCHU Entertainment Inc. (which is
                       incorporated herein by reference to Exhibit 2(a) to TWCI's
                       Current Report on Form 8-K dated August 31, 1995 (File No.
                       1-8637) ('TWCI's August 1995 Form 8-K')).

10.4                   Restructuring Agreement, dated as of August 31, 1995,                 *
                       between TWCI and Toshiba (including Form of Registration
                       Rights Agreement, between TWCI and Toshiba) (which is
                       incorporated herein by reference to Exhibit 2(b) to TWCI's
                       August 1995 Form 8-K).

10.5                   Option Agreement, dated as of September 15, 1993, between             *
                       TWE and US West (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K).

10.6                   Contribution Agreement, dated as of September 9, 1994, among          *
                       TWE, Advance Publications, Inc., ('Advance Publications'),
                       Newhouse Broadcasting Corporation ('Newhouse Broadcasting'),
                       Advance/Newhouse Partnership ('Advance/Newhouse') and
                       TWE-A/N Partnership (which is incorporated herein by
                       reference to Exhibit 10(a) to TWE's Current Report on Form
                       8-K dated September 9, 1994 ('TWE's September 1994 Form
                       8-K')).

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

10.10                  Transaction Agreement No. 2 dated as of June 23, 1998 among           *
                       Advance Publications, Newhouse, Advance/Newhouse, TWE,
                       Paragon Communications ('Paragon') and TWE-AN Partnership
                       (which is incorporated herein by reference to Exhibit 10.38 to
                       Time Warner's Annual Report on Form 10-K for the year ended
                       December 31, 1998 (File No. 1-12259) ("TWI's 1998 Form 10-K")).

10.11                  Transaction Agreement No. 3 dated as of September 15, 1998            *
                       among Advance Publications, Newhouse, Advance/Newhouse, TWE,
                       Paragon and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.39 to TWI's 1998 Form 10-K)

10.12                  First Amendment to the Partnership Agreement of TWE-AN                *
                       Partnership dated as of February 12, 1998 among TWE,
                       Advance/Newhouse and TW Holding Co. (which is incorporated herein by reference to Exhibit 10.40 to TWI's 1998 Form 10-K).

10.13                  Second Amendment to the Partnership Agreement of TWE-AN               *
                       Partnership dated as of December 31, 1998 among TWE,
                       Advance/Newhouse and Paragon (which is incorporated herein by reference to Exhibit 10.41 to TWI's 1998 Form 10-K).


                                                                                                    SEQUENTIAL
     EXHIBIT                                                                                           PAGE
     NUMBER                                    DESCRIPTION                                            NUMBER
     ------                                    -----------                                            ------
10.14                  Third Amendment to the Partnership Agreement of TWE-AN Partnership dated        *
                       as of March 1, 1999 among TWE, Advance/Newhouse and Paragon (which is incorporated herein by reference to Exhibit 10.42 to TWI's 1998 Form 10-K).

12.1                   Ratio of Earnings to Fixed Charges of TWE.

12.2                   Ratio of Earnings to Fixed Charges of WCI.

21                     Subsidiaries of TWE and the Time Warner General Partners.

23                     Consent of Ernst & Young LLP, Independent Auditors.

27                     Financial Data Schedule


---------

* Incorporated by reference.

  The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants' outstanding long-term debt that are not required to be filed herewith.