Form 10-Q
period 2000-03-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2000-05-15
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2000, or ___________________

   [   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT of 1934 for the transition period from _________________ to ___________________.

Commission file number 001-12878
                       _________


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  13-3666692
          (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                     Identification
                                                              Number)


American Television and Communications
   Corporation                          Delaware                 13-2922502
Warner Communications Inc.              Delaware                 13-2696809
(Exact name of registrant a          (State or other         (I.R.S. Employer
 specified in its charter)           jurisdiction of     (Identification Number)
                                    incorporation or
                                      organization)


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



                               INDEX TO FORM 10-Q



                                                                                    Page
                                                                                    ----
                                                                                         TWE
                                                                                       General
                                                                                  TWE  Partners
                                                                                  ---  --------

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and
 financial condition ...........................................................   1      17
Consolidated balance sheets at March 31, 2000 and December 31, 1999.............   7      20
Consolidated statements of operations for the three months ended March 31, 2000
 and 1999.......................................................................   8      21
Consolidated statements of cash flows for the three months ended March 31, 2000
 and 1999.......................................................................   9      22
Consolidated statements of partnership capital and shareholders' equity for the
 three months ended March 31, 2000 and 1999.....................................  10      23
Notes to consolidated financial statements......................................  11      24




PART II. OTHER INFORMATION......................................................  30


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

     Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE also manages the cable properties owned by Time Warner Inc. ("Time Warner") and the combined cable television operations are conducted under the name of Time Warner Cable.

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


Transactions Affecting Comparability of Results of Operations


     As more fully described herein, the comparability of TWE's 1999 operating results has been affected by an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of this unusual item. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS


        EBITA and operating income are as follows:

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                                 Operating
                                                                EBITA              Income
                                                                -----            ---------
                                                           2000      1999       2000      1999
                                                          -----      ----       ----      ----
                                                                       (millions)
Filmed Entertainment-Warner Bros.(a)...................   $144      $346      $114       $316
Broadcasting-The WB Network............................    (31)      (41)      (32)       (42)
Cable Networks-HBO.....................................    144       125       144        125
Cable..................................................    393       337       284        252
Digital Media..........................................    (13)        -       (13)         -
                                                          ----      ----      ----       ----
Total..................................................   $637      $767      $497       $651
                                                          ====      ====      ====       ====
________________
(a) 1999  results  include  a net  pretax  gain of $215  million  recognized  in connection with the early  termination  and settlement of a long-term,  home video distribution agreement.

Consolidated Results


     TWE had revenues of $3.297 billion and net income of $222 million for the three months ended March 31, 2000, compared to revenues of $2.934 billion and net income of $312 million for the three months ended March 31, 1999.

     As discussed more fully below, TWE's net income decreased principally as a result of the inclusion in 1999 of a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.

     Excluding this gain, TWE's net income increased by $125 million to $222 million in 2000 from $97 million in 1999. This increase principally resulted from an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $36 million and $28 million for the three months ended March 31, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

     Filmed Entertainment-Warner Bros. Revenues increased to $1.553 billion in 2000, compared to $1.380 billion in 1999. EBITA decreased to $144 million in 2000 from $346 million in 1999. Operating income decreased to $114 million in 2000 from $316 million in 1999. Revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Revenues from the distribution of theatrical product increased principally due to higher worldwide home video and DVD sales, higher revenues from worldwide television exhibition and higher domestic revenues from theatrical exhibition, offset in part by lower international revenues from theatrical exhibition. Revenues from the distribution of television product increased principally due to higher aggregate revenues from pay-TV, basic cable, broadcast network and syndicated television exhibition.

                      TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


     Operating results for 1999 included an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the effect of this item, EBITA and operating income increased primarily as a result of the revenue gains, offset in part by lower investment-related income.

     Broadcasting - The WB Network. Revenues increased to $102 million in
2000, compared to $79 million in 1999. EBITA improved to a loss of $31 million in 2000 from a loss of $41 million in 1999. Operating losses decreased to $32 million in 2000 from $42 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

     Cable Networks-HBO. Revenues increased to $554 million in 2000, compared to $526 million in 1999. EBITA and operating income increased to $144 million in 2000 from $125 million in 1999. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally due to the revenue gains and increased cost savings, offset in part by lower gains from the sale of certain investments.

     Cable. Revenues increased to $1.231 billion in 2000, compared to $1.074 billion in 1999. EBITA increased to $393 million in 2000 from $337 million in 1999. Operating income increased to $284 million in 2000 from $252 million in 1999. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

     Digital Media. Digital Media operating results reflect costs associated with the fourth quarter 1999 start-up of TWE's digital media businesses. Digital Media had $13 million of operating losses on $1 million of revenues in 2000. Due to the start-up nature of these businesses, losses are expected to continue in 2000.

     Interest and Other, Net. Interest and other, net, decreased to $180 million of expense in 2000, compared to $220 million of expense in 1999. Interest expense increased to $144 million in 2000, compared to $137 million in 1999 as a result of higher market interest rates on variable-rate debt. Other expense, net decreased to $36 million in 2000, compared to $83 million in 1999. This decrease principally related to lower losses from certain investments accounted for under the equity method.

     Minority Interest. Minority interest expense decreased to $40 million in 2000, compared to $73 million in 1999. Minority interest decreased principally due to a higher allocation of losses to a minority partner in The WB Network.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


FINANCIAL CONDITION AND LIQUIDITY
March 31, 2000


Financial Condition


     At March 31, 2000, TWE had $6.7 billion of debt, $360 million of cash and equivalents (net debt of $6.3 billion) and $6.3 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

Cash Flows

     During the first three months of 2000, TWE's cash provided by operations amounted to $776 million and reflected $637 million of business segment EBITA, $215 million of noncash depreciation expense and $121 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $157 million of interest payments, $19 million of income taxes, $19 million of corporate expenses and $2 million of proceeds repaid under TWE's asset securitization program. Cash provided by operations of $788 million in the first three months of 1999 reflected $767 million of business segment EBITA, $192 million of noncash depreciation expense and $44 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $144 million of interest payments, $22 million of income taxes, $18 million of corporate expense and $31 million of proceeds repaid under TWE's asset securitization program.

     Cash used by investing activities was $599 million in the first three months of 2000, compared to $322 million in 1999, principally as a result of an increase in cash used for investments and acquisitions and an increase in capital expenditures. Capital expenditures increased to $391 million in the first three months of 2000, compared to $305 million in 1999.

     Cash used by financing activities was $334 million in the first three months of 2000, compared to $232 million in 1999. The use of cash in 2000 principally related to $308 million of capital distributions to Time Warner. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million and the payment of $154 million of capital distributions to Time Warner, offset in part by a $157 million increase in net borrowings.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending


     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $360 million in the three months ended March 31, 2000, compared to $276 million in 1999. Cable capital spending for the remainder of 2000 is budgeted to be approximately $1.3 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Warner Bros. Backlog


     Warner Bros.'s backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.749 billion at March 31, 2000 (including amounts relating to TWE's cable television networks of $331 million and to Time Warner's cable television networks of $558 million), compared to $3.033 billion at December 31, 1999 (including amounts relating to TWE's cable television networks of $365 million and $599 million to Time Warner's cable television networks).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of March 31, 2000, including cash received under the securitization facility and other advanced payments, approximately $600 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

     TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

 .    For TWE's cable business,  more  aggressive than expected  competition
     from  new   technologies   and  other   types  of  video   programming
     distributors,   including   DBS  and  DSL;   increases  in  government
     regulation of basic cable or equipment rates or other terms of service
     (such  as  "digital  must-carry"  or  common  carrier   requirements);
     increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable and high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


    reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

 .   For TWE's  digital media  businesses,  their ability to locate and invest in profitable businesses, to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost; their ability to manage costs and generate revenues; aggressive competition from existing and developing technologies and products; the resolution of
    issues  concerning  commercial   activities  via  the  Internet,   including
    security, reliability, cost, ease of use and access; and the possibility of increased government regulation of new media services.

     In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                           March 31,  December 31,
                                                                             2000        1999
                                                                           -----------------------
                                                                                 (millions)

ASSETS
Current assets
Cash and equivalents.......................................................  $  360    $  517
Receivables, including $1.165 and $1.354 billion due from Time Warner,
  less allowances of $685 and $668 million.................................   2,837     3,328
Inventories................................................................   1,192     1,220
Prepaid expenses...........................................................     195       246
                                                                             ------    ------

Total current assets.......................................................   4,584     5,311

Noncurrent inventories.....................................................   2,259     2,274
Investments................................................................     767       774
Property, plant and equipment..............................................   6,708     6,488
Cable television franchises................................................   5,558     5,464
Goodwill...................................................................   3,698     3,731
Other assets...............................................................     698       801
                                                                             ------    ------

Total assets............................................................... $24,272   $24,843
                                                                            =======   =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable........................................................... $ 1,636   $ 1,791
Participations and programming costs payable...............................   1,676     1,717
Debt due within one year...................................................       6         6
Other current liabilities, including $951 and $893 million due to
  Time Warner..............................................................   1,966     2,209
                                                                              -----     -----

Total current liabilities..................................................   5,284     5,723

Long-term debt.............................................................   6,648     6,655
Other long-term liabilities, including $2.014 and $1.292 billion due to
  Time Warner..............................................................   4,192     3,501
Minority interests.........................................................   1,805     1,815

Partners' capital
Contributed capital........................................................   7,349     7,338
Partnership deficit........................................................  (1,006)     (189)
                                                                             ------    ------

Total partners' capital....................................................   6,343     7,149
                                                                             ------    ------

Total liabilities and partners' capital.................................... $24,272   $24,843
                                                                            =======   =======






See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                              2000      1999
                                                                              ----      ----
                                                                                 (millions)


Revenues(a)................................................................  $3,297    $2,934

Cost of revenues(a)(b).....................................................  (2,080)   (1,818)
Selling, general and administrative(a)(b)..................................    (580)     (564)
Amortization of goodwill and other intangible assets.......................    (140)     (116)
Gain on early termination of video distribution agreement..................       -       215
                                                                              -----     -----

Business segment operating income..........................................     497       651
Interest and other, net(a).................................................    (180)     (220)
Corporate services(a)......................................................     (19)      (18)
Minority interest..........................................................     (40)      (73)
                                                                             ------    ------

Income before income taxes.................................................     258       340
Income taxes...............................................................     (36)      (28)
                                                                             ------     ------

Net income.................................................................  $  222    $  312
                                                                             ======    ======

---------------
(a) Includes the following income  (expenses)  resulting from  transactions with the partners of TWE and other related companies:
      Revenues.............................................................  $  93       $120
      Cost of revenues.....................................................    (63)       (78)
      Selling, general and administrative..................................    (24)        (4)
      Interest and other, net..............................................      3         20
      Corporate expenses...................................................    (19)       (18)

(b) Includes depreciation expense of:......................................   $215       $192
                                                                              ====       ====













See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                              2000      1999
                                                                              ----      ----
                                                                                (millions)
OPERATIONS
Net income.................................................................  $  222    $  312
Adjustments for noncash and nonoperating items:
   Depreciation and amortization...........................................     355       308
   Amortization of film costs..............................................     478       436
   Equity in losses of investee companies after distributions..............      31        63
Changes in operating assets and liabilities................................    (310)     (331)
                                                                              -----     -----

Cash provided by operations................................................     776       788
                                                                              -----     -----

INVESTING ACTIVITIES
Investments and acquisitions...............................................    (272)      (47)
Capital expenditures.......................................................    (391)     (305)
Investment proceeds........................................................      64        30
                                                                              -----     -----

Cash used by investing activities..........................................    (599)     (322)
                                                                              -----     -----

FINANCING ACTIVITIES
Borrowings.................................................................     894     1,160
Debt repayments............................................................    (901)   (1,003)
Redemption of preferred stock of subsidiary................................       -      (217)
Capital distributions......................................................    (308)     (154)
Other......................................................................     (19)      (18)
                                                                             ------     -----

Cash used by financing activities..........................................    (334)     (232)
                                                                             ------     -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................................    (157)      234


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................................     517        87
                                                                              -----     -----

CASH AND EQUIVALENTS AT END OF PERIOD......................................  $  360    $  321
                                                                             ======    ======












See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)


                                                                              Three Months
                                                                             Ended March 31,
                                                                             ---------------
                                                                             2000      1999
                                                                             -----     ----
                                                                               (millions)

BALANCE AT BEGINNING OF PERIOD.............................................  $7,149    $5,107

Net income.................................................................     222       312
Other comprehensive income (loss)..........................................      (9)       41
                                                                            -------     -----
Comprehensive income.......................................................     213       353

Distributions..............................................................  (1,030)     (333)
Allocation of income to Time Warner General Partners' Senior Capital.......       -       (12)
Other......................................................................      11         -
                                                                            -------   -------

BALANCE AT END OF PERIOD...................................................  $6,343    $5,115
                                                                             ======    ======


























See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

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

     The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $140 million in 2000 and $116 million in 1999.

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

Basis of Presentation


     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Reclassifications


     Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation.

2.   SIGNIFICANT TRANSACTIONS


America Online-Time Warner Merger


     In January 2000, Time Warner and America Online, Inc. ("America Online") announced that they had entered into an agreement to merge (the "Merger") by forming a new holding company named AOL Time Warner Inc. ("AOL Time Warner"). The Merger will create a leading, fully integrated media and communications company that will combine Time Warner's and TWE's collection of media, entertainment and news brands and its technologically advanced cable infrastructure with America Online's extensive Internet franchises and technology. Management believes that the combined company will be well positioned to expand the use of the Internet in consumers' everyday lives and, accordingly, provide Time Warner's and TWE's content businesses with increased access to consumers through a new and growing distribution medium. Management further believes that the Merger will result in significant new business and other value-creation opportunities, including additional opportunities for e-commerce, growth in subscribers for each company's products and services, and cost and operating efficiencies from cross-promotional and other opportunities.

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

1999 Gain on Termination of Video Distribution Agreement


     In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in 1999 business segment operating income in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)



3.   INVENTORIES


        Inventories consist of:
                                                             March 31, 2000         December 31, 1999
                                                             ----------------      ------------------
                                                         Current     Noncurrent    Current    Noncurrent
                                                         -------     ----------    -------    ----------
                                                                           (millions)
      Film costs:
         Released, less amortization...................   $  598         $  758     $  652        $  774
         Completed and not released....................       90             24         60            17
         In process and other..........................        7            513          8           532
         Library, less amortization....................        -            495          -           508
      Programming costs, less amortization.............      417            469        411           443
      Merchandise......................................       80              -         89             -
                                                          ------         ------     ------        ------
      Total............................................   $1,192         $2,259     $1,220        $2,274
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

     During the three months ended March 31, 2000, TWE accrued $145 million of tax-related distributions and $885 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $100.00 at March 31, 2000 and $72.31 at December 31, 1999. During the three months ended March 31, 1999, TWE accrued $67 million of tax-related distributions and $266 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the three months ended March 31, 2000, TWE paid distributions to the Time Warner General Partners in the amount of $308 million, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 1999, TWE paid the Time Warner General Partners distributions in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions.

5.    SEGMENT INFORMATION


     TWE classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE's Digital Media segment commenced operations in the fourth quarter of 1999.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 1999 Annual Report on Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.


                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                              2000        1999
                                                                              ----        ----
                                                                                 (millions)
Revenues
Filmed Entertainment-Warner Bros...........................................  $1,553    $1,380
Broadcasting-The WB Network................................................     102        79
Cable Networks-HBO.........................................................     554       526
Cable......................................................................   1,231     1,074
Digital Media..............................................................       1         -
Intersegment elimination...................................................    (144)     (125)
                                                                             ------    -------

Total......................................................................  $3,297    $2,934
                                                                             ======    ======

                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                              2000        1999
                                                                              ----        ----
                                                                                 (millions)
EBITA(a)
Filmed Entertainment-Warner Bros.(b).......................................    $144      $346
Broadcasting-The WB Network................................................     (31)      (41)
Cable Networks-HBO.........................................................     144       125
Cable......................................................................     393       337
Digital Media..............................................................     (13)        -
                                                                              -----   -------

Total......................................................................    $637      $767
                                                                               ====      ====
---------------
(a) EBITA   represents   business   segment   operating  income  before  noncash
    amortization  of  intangible   assets.   After  deducting   amortization  of
    intangible assets,  TWE's business segment operating income was $497 million in 2000 and $651 million in 1999.
(b) 1999  results  include  a net  pretax  gain of $215  million  recognized  in connection with the early  termination  and settlement of a long-term,  home video distribution agreement.

                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                              2000        1999
                                                                              ----        ----
                                                                                 (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros...........................................    $ 21     $  29
Broadcasting-The WB Network................................................       -         -
Cable Networks-HBO.........................................................       7         7
Cable......................................................................     186       156
Digital Media..............................................................       1         -
                                                                              -----    ------

Total......................................................................    $215      $192
                                                                               ====      ====


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                              2000        1999
                                                                              ----        ----
                                                                                 (millions)
Amortization of Intangible Assets(a)
Filmed Entertainment-Warner Bros...........................................    $ 30     $  30
Broadcasting-The WB Network................................................       1         1
Cable Networks-HBO.........................................................       -         -
Cable......................................................................     109        85
Digital Media..............................................................       -         -
                                                                               ----     -----

Total......................................................................    $140      $116
                                                                               ====      ====
-------------------

(a)Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.



6.   COMMITMENTS AND CONTINGENCIES


     TWE is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. Management believes that there were numerous legal errors in the case and has appealed the verdict. In management's opinion and considering the gain deferred on the sale of Six Flags described on page F-41 of TWE's 1999 Form 10-K to cover this potential exposure, the resolution of this matter is not expected to have a material effect on TWE's financial statements.

     TWE is subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

7.  ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash flows is as follows:

                                                                               Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                              2000      1999
                                                                              ----      ----
                                                                                (millions)
        Cash payments made for interest....................................    $157      $144
        Cash payments made for income taxes, net...........................      19        22
        Noncash capital distributions......................................     885       266


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


Interest and Other, Net


        Interest and other, net, consists of:


                                                                               Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                              2000      1999
                                                                              ----      ----
                                                                                (millions)
        Interest expense...................................................  $(144)   $(137)
        Other investment-related activity, principally net losses on
         corporate-related equity investees................................    (14)     (66)
        Corporate finance-related activity, including losses on asset
         securitization programs...........................................     (7)      (9)
        Miscellaneous......................................................    (15)      (8)
                                                                             -----   ------
        Total interest and other, net......................................  $(180)   $(220)
                                                                             =====    =====


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

RESULTS OF OPERATIONS


     WCI's operating results for 1999 reflect a change in the way management evaluates its investment in the Columbia House Company Partnerships ("Columbia House"), an equity investee. Effective on January 1, 2000, management reclassified WCI's share of the operating results of Columbia House from business segment operating income to interest and other, net, in the accompanying statement of operations. This reclassification resulted primarily from the planned restructuring of Columbia House's traditional direct-marketing business and an increasing dependency on the sale of video product.

     WCI had revenues of $917 million and a net loss of $1 million for the three months ended March 31, 2000, compared to revenues of $936 million and net income of $118 million for the three months ended March 31, 1999. EBITA decreased to $80 million in 2000 from $89 million in 1999 after giving effect to the Columbia House

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


reclassification described earlier. Operating income decreased to $21 million in 2000 from $27 million in 1999 after giving effect to the Columbia
House reclassification. Revenues decreased primarily due to lower domestic recorded music sales, offset in part by increased revenues from DVD manufacturing operations. The revenue decline principally related to lower sales of new releases and carryover product in comparison to the prior year. EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by lower artist royalty costs and higher income from DVD manufacturing operations.

     WCI's equity in the pretax income of TWE was $153 million for the three months ended March 31, 2000, compared to $202 million for the three months ended March 31, 1999. TWE's pretax income decreased in 2000 as compared to 1999 principally as a result of the inclusion of an approximate $215 million net pretax gain recognized in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding this gain, TWE's pretax income increased to $258 million in 2000 from $125 million in the prior year. This increase principally resulted from an overall increase in business segment operating income and lower losses from certain investments accounted for under the equity method of accounting.

     Interest and other, net was $143 million of expense for the three months ended March 31, 2000, compared to $8 million of income for the three months ended March 31, 1999. Interest expense was $2 million both in 2000 and in 1999. There was other expense, net, of $141 million in 2000, compared to other income, net, of $10 million in 1999. The decrease in other income, net was principally because of a $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House and higher losses from certain investments accounted for under the equity method of accounting.

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

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2000

Financial Condition

     WCI had $8.3 billion of equity at March 31, 2000, compared to $8.7 billion of equity at December 31, 1999. Cash and equivalents increased to $143 million at March 31, 2000, compared to $107 million at December 31, 1999. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period.

     ATC had $1.8 billion of equity at March 31, 2000, compared to $2.1 billion at December 31, 1999. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

     In the first three months of 2000, cash provided by WCI's operations of $92 million reflected $80 million of EBITA, $20 million of noncash depreciation expense, $183 million of distributions from TWE, less $2 million of interest

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



payments, $15 million of income taxes (net of $13 million which was received from TW Companies under a tax sharing agreement), $31 million of proceeds repaid under WCI's asset securitization program and $143 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. In the first three months of 1999, WCI's cash provided by operations amounted to $266 million and reflected $89 million of EBITA, $17 million of noncash depreciation expense, $91 million of distributions from TWE, $125 million of proceeds received under WCI's asset securitization program and $61 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $3 million of interest payments and $114 million of income taxes ($85 million of which was paid to TW Companies under a tax sharing agreement).

     Cash used by investing activities was $35 million in the first three months of 2000, which was comparable to cash used by investing activities of $36 million in the first three months of 1999.

     Cash used by financing activities was $21 million in the first three months of 2000, compared to $295 million in the first three months of 1999, principally as a result of a decrease in advances to TW Companies, offset in part by higher dividend payments.

     Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.


     WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the three months ended March 31, 2000, the General Partners received an aggregate $308 million of distributions, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 1999, the General Partners received an aggregate $154 million of distributions from TWE, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions. Of such aggregate distributions, WCI received $183 million during the three months ended March 31, 2000 and $91 million in 1999 and ATC received $125 million during the three months ended March 31, 2000 and $63 million in 1999.


                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                        WCI                          ATC
                                               ----------------------     ------------------------
                                                March 31,    December 31,   March 31,    December 31,
                                                  2000         1999           2000           1999
                                                  ----         ----           ----           ----
                                                                   (millions)

ASSETS
Current assets
Cash and equivalents........................    $  143       $  107          $    -       $    -
Receivables, less allowances of $282 and
   $290 million.............................     1,162        1,528               -            -
Inventories.................................       156          155               -            -
Prepaid expenses............................       807          727               -            -
                                                ------       ------          ------        -----

Total current assets........................     2,268        2,517               -            -

Investments in and amounts due to and from TWE   2,702        2,476           2,142        2,170
Investments in TW Companies.................       103          103              60           60
Other investments...........................     1,348        1,497             453          449
Music catalogues, contracts and copyrights..       755          779               -            -
Goodwill....................................     3,577        3,612               -            -
Other assets, primarily property, plant and
   equipment................................       515          497               -            -
                                                ------       ------          ------        -----

Total assets................................   $11,268      $11,481          $2,655       $2,679
                                               =======      =======          ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable..............   $ 1,099      $ 1,115         $     -       $    -
Other current liabilities...................       399          534               -            -
                                               -------      -------          ------        -----

Total current liabilities...................     1,498        1,649               -            -

Long-term liabilities, including $1,194, $766
  $837 and $542 million, respectively, due to
  TW Companies................................   1,458        1,095             837          542

Shareholders' equity
Common stock................................         1            1               1            1
Preferred stock of WCI, $.01 par value, 90,000
   shares outstanding and $90 million liquidation
   preference...............................         -            -               -            -
Paid-in capital.............................     9,932        9,926           2,341        2,338
Retained earnings (deficit).................      (371)         833            (124)         172
                                                ------     --------          ------       ------
                                                 9,562       10,760           2,218        2,511

Due from TW Companies, net..................      (664)      (1,437)            (64)         (38)
Reciprocal interest in TW Companies stock...      (586)        (586)           (336)        (336)
                                               -------       ------          ------       ------

Total shareholders' equity..................     8,312        8,737           1,818        2,137
                                               -------       ------          ------       ------

Total liabilities and shareholders' equity..   $11,268      $11,481          $2,655       $2,679
                                               =======      =======          ======       ======

See accompanying notes.


                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                  WCI                     ATC
                                                           ----------------        ----------------
                                                           2000        1999        2000        1999
                                                           ----        ----        ----        ----
                                                                         (millions)

Revenues(a)............................................    $917        $936       $   -       $   -
                                                           ----        ----       -----       -----

Cost of revenues(a)(b).................................    (461)       (485)          -           -
Selling, general and administrative(a)(b)..............    (376)       (362)          -           -
Amortization of goodwill and other intangibles.........     (59)        (62)          -           -
                                                          -----       -----       -----       -----

Business segment operating income......................      21          27           -           -
Equity in pretax income of TWE(a)......................     153         202         105         138
Interest and other, net(a).............................    (143)          8          10           4
                                                           ----       -----         ---       -----

Income before income taxes.............................      31         237         115         142
Income taxes (a).......................................     (32)       (119)        (48)        (61)
                                                          -----        ----         ---        ----

Net income (loss)......................................   $  (1)       $118        $ 67        $ 81
                                                          ======       ====        ====        ====
------------------
(a)  Includes the following income  (expenses)  resulting from transactions with
     Time Warner, TW Companies, TWE or equity investees of the General Partners:

     Revenues..........................................    $ 75        $ 64       $   -        $  -
     Cost of revenues..................................      (3)         (2)          -           -
     Selling, general and administrative...............       6          (1)          -           -
     Equity in pretax income of TWE....................     (33)        (16)          -           -
     Interest and other, net...........................       6          27           -           -
     Income taxes......................................      13         (85)        (33)        (50)

(b)  Includes depreciation expense of:.................    $ 20        $ 17       $   -       $   -
                                                           ====        ====       =====       =====















See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (Unaudited)





                                                                  WCI                      ATC
                                                          --------------------       ----------------
                                                          2000            1999       2000        1999
                                                          ----            ----       ----        ----
                                                                             (millions)
OPERATIONS
Net income (loss)......................................   $  (1)         $118         $ 67      $ 81
Adjustments for noncash and nonoperating items:
   Depreciation and amortization.......................      79            79            -         -
   Excess (deficiency) of distributions over equity in
      pretax income of TWE.............................      30          (111)          20       (75)
   Equity in losses (income) of other investee companies
      after distributions..............................      23            (1)          (4)        1
Changes in operating assets and liabilities............     (39)          181            9        (4)
                                                            ----         ----        -----     -----

Cash provided by operations............................      92           266           92         3
                                                           ----          ----         ----     -----

INVESTING ACTIVITIES
Investments and acquisitions...........................      (6)           (9)           -         -
Capital expenditures...................................     (29)          (27)           -         -
                                                            ----         ----        -----     -----

Cash used by investing activities......................     (35)          (36)           -         -
                                                           ----          ----        -----     -----

FINANCING ACTIVITIES
Dividends..............................................     (99)          (54)         (66)      (35)
Decrease (increase) in amounts due from TW Companies, net    78          (241)         (26)       32
                                                             --          ----          ---        --

Cash used by financing activities......................     (21)         (295)         (92)       (3)
                                                           ----          ----         ----      ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS............      36          (65)            -         -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD............     107          160             -         -
                                                           ----         ----         -----     -----

CASH AND EQUIVALENTS AT END OF PERIOD..................   $ 143         $ 95         $   -     $   -
                                                          =====         ====         =====     =====









See accompanying notes.


                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          Three Months Ended March 31,
                                   (Unaudited)



                                                                  WCI                       ATC
                                                          --------------------       ----------------
                                                          2000            1999       2000        1999
                                                          ----            ----       ----        ----
                                                                             (millions)

BALANCE AT BEGINNING OF PERIOD.........................   $8,737        $7,701       $2,137    $1,482

Net income (loss)......................................       (1)          118           67        81
Other comprehensive income (loss)......................       17            (7)          (3)        8
                                                           -----         ------       ------    -----
Comprehensive income ..................................       16           111           64        89

Increase in stock option distribution liability to
   TW Companies(a).....................................     (525)         (158)        (360)     (108)
Dividends..............................................     (697)           (2)           -         -
Transfers to TW Companies, net.........................      773          (241)         (26)       32
Other..................................................        8             -            3         -
                                                          ------        ------      -------    ------

BALANCE AT END OF PERIOD...............................   $8,312        $7,411       $1,818    $1,495
                                                          ======        ======       ======    ======

------------------
(a)The General Partners record distributions to TW Companies and a corresponding receivable  from TWE as a result of the  stock  option  related  distribution provisions of the TWE partnership  agreement.  Stock option  distributions of
   $525  million and $158  million for WCI and $360 million and $108 million for
   ATC were  accrued in the first three  months of 2000 and 1999,  respectively, because of an increase in the market price of Time Warner  common stock (Note
   3).



















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


Basis of Presentation


Interim Financial Statements


     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the General
Partners included in TWE's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Reclassifications


     Certain reclassifications have been made to the prior year's financial information to conform to the 2000 presentation, including a reclassification of WCI's operating results for 1999 to reflect a change in how management classifies WCI's share of the operating results of the Columbia House Company Partnerships ("Columbia House"), an equity investee. Effective on January 1, 2000, management reclassified WCI's share of the operating results of Columbia House from business segment operating income to interest and other, net. This reclassification resulted primarily from the planned restructuring of Columbia House's traditional direct-marketing business and an increasing dependency on the sale of video product.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


2.  SIGNIFICANT TRANSACTIONS


America Online-Time Warner Merger


     In January 2000, Time Warner and America Online, Inc. ("America Online") announced that they had entered into an agreement to merge (the "Merger") by forming a new holding company named AOL Time Warner Inc. ("AOL Time Warner"). As part of the Merger, each issued and outstanding share of each class of common stock of Time Warner will be converted into 1.5 shares of an identical series of common stock of AOL Time Warner. In addition, each issued and outstanding share of each class of preferred stock of Time Warner will be converted into one share of preferred stock of AOL Time Warner, which will have substantially identical terms except that such shares will be convertible into approximately 6.25 shares of AOL Time Warner common stock. Lastly, each issued and outstanding share of common stock of America Online will be converted into one share of common stock of AOL Time Warner.


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


Warner-EMI Music Merger


     In January 2000, Time Warner and EMI Group plc ("EMI") announced they had entered into an agreement to combine their global music operations into two jointly owned ventures, to be referred to collectively as Warner EMI Music. WCI will control the ventures through majority board representation, among other factors, and will account for the transaction under the purchase method of accounting for business combinations.

     As  part  of the  transaction,  each  company  will  contribute  its  music operations to the ventures, subject to a comparable amount of debt. As of December 31, 1999, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate, special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches (pound)9 for a short period of time within the first three-and-a-half years after closing.

     The transaction is expected to close by the end of 2000, subject to customary closing conditions, including regulatory approvals and the approval of EMI's shareholders. There can be no assurance that such approvals will be obtained.

Columbia House Investment Write-Down


     In July 1999, Time Warner announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned music and video club operations of Columbia House with CDNOW, Inc. ("CDNOW"), a music and video

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


e-commerce company. Since that time, the parties had been pursuing the receipt of regulatory approvals. While awaiting these approvals, the March 13, 2000 termination date in the merger agreement was reached, and the parties terminated the agreement. Accordingly, the merger will not occur.

     In lieu of the merger, Time Warner and Sony each committed $25.5 million of funding to CDNOW to help support the future growth of its business. Each company's funding will be in the form of a $10.5 million equity investment and a $15 million long-term convertible debt interest.

     Time Warner and WCI are continuing to evaluate strategic alternatives for Columbia House's operations. Those alternatives are focused primarily on ways to improve Columbia House's declining operating performance, including online initiatives, joint ventures and other strategic actions. Management believes that such strategies are important to achieve a turnaround in Columbia House's operating performance and to position it for long-term growth in a highly competitive and rapidly changing business environment.

     With the termination of the CDNOW merger in March 2000, the risk associated with the timely execution of these strategies and the transformation of Columbia House's traditional business model to an online one has increased. As a result, management has concluded that the decline in Columbia House's business is going to continue through the near term. As such, WCI recorded a $115 million noncash pretax charge during the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in interest and other, net, in the accompanying consolidated statement of operations.

3.   TWE

     The General Partners' investment in and amounts due to and from TWE at March 31, 2000 and December 31, 1999 consists of the following:

        March 31, 2000                                                         WCI        ATC
        --------------                                                         ---        ---
                                                                                 (millions)
        Investment in TWE..................................................  $1,873    $1,322
        Stock option related distributions due from TWE....................   1,194       820
        Other net liabilities due to TWE, principally related to home
        video distribution                                                     (365)        -
                                                                             ------    ------
        Total..............................................................  $2,702    $2,142
                                                                             ======    ======

        December 31, 1999                                                      WCI        ATC
        -----------------                                                      ---        ---
                                                                                 (millions)
        Investment in TWE..................................................  $2,342    $1,644
        Stock option related distributions due from TWE....................     766       526
        Other net liabilities due to TWE, principally related to home video
        distribution                                                           (632)        -
                                                                             ------    ------
        Total..............................................................  $2,476    $2,170
                                                                             ======    ======

Partnership Structure and Allocation of Income


     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the junior priority capital ("Series B Capital") of TWE. TW Companies holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne").

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. No portion of TWE's net income has been allocated to the limited partnership interests.

Summarized Financial Information of TWE


        Set forth below is summarized financial information of TWE.
                                                                                Three Months
                                                                               Ended March 31,
                                                                                ---------------
                                                                              2000         1999
                                                                              ----         ----
                                                                                  (millions)
Operating Statement Information
Revenues...................................................................  $3,297      $2,934
Depreciation and amortization..............................................    (355)       (308)
Business segment operating income(a).......................................     497         651
Interest and other, net....................................................    (180)       (220)
Minority interest..........................................................     (40)        (73)
Income before income taxes.................................................     258         340
Net income.................................................................     222         312
------------------
(a) Includes a net pretax gain of approximately  $215 million recognized in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement.

                                                                                Three Months
                                                                               Ended March 31,
                                                                                ---------------
                                                                              2000         1999
                                                                              ----         ----
                                                                                  (millions)
Cash Flow Information
Cash provided by operations................................................ $   776      $  788
Capital expenditures.......................................................    (391)       (305)
Investments and acquisitions...............................................    (272)        (47)
Investment proceeds........................................................      64          30
Borrowings.................................................................     894       1,160
Debt repayments............................................................    (901)     (1,003)
Redemption of preferred stock of subsidiary................................       -        (217)
Capital distributions......................................................    (308)       (154)
Other......................................................................     (19)        (18)
Increase (decrease) in cash and equivalents................................    (157)        234

                                                                             March 31,   December 31,
                                                                               2000          1999
                                                                             --------    ------------
                                                                                  (millions)

Balance Sheet Information
Cash and equivalents....................................................... $   360       $   517
Total current assets.......................................................   4,584         5,311
Total assets...............................................................  24,272        24,843
Total current liabilities..................................................   5,284         5,723
Long-term debt ............................................................   6,648         6,655
Minority interests.........................................................   1,805         1,815
Partners' capital..........................................................   6,343         7,149

Capital Distributions


     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans,

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

which are subject to limitations.  At March 31, 2000 and December 31, 1999,
the  General   Partners  had  recorded   $2.014  billion  and  $1.292   billion,
respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $100.00 and $72.31, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 2000, the General Partners received cash distributions from TWE in the amount of $308 million, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 1999, the General Partners received cash distributions from TWE in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions. Of such aggregate distributions, WCI received $183 million during the first three months of 2000 and $91 million in 1999 and ATC received $125 million during the first three months of 2000 and $63 million in 1999.

1999 Gain on Termination of Video Distribution Agreement


     In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in 1999 operating income in the accompanying consolidated statement of operations.

4.   GENERAL PARTNER GUARANTEES


     Each General Partner has guaranteed a pro rata portion of approximately $5.3 billion of TWE's debt and accrued interest at March 31, 2000, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     The portion of TWE debt and accrued interest at March 31, 2000 that was guaranteed by each General Partner is set forth below:

                                                                            Total Guaranteed by
                                                                           Each General Partner
                                                                           --------------------
        General Partner                                                        %         Amount
        ---------------                                                      -----       ------
                                                                             (dollars in millions)


        WCI...............................................................    59.27      $3,150
        ATC...............................................................    40.73       2,164
                                                                             ------      ------
        Total.............................................................   100.00      $5,314
                                                                             ======      ======

5.             COMMITMENTS AND CONTINGENCIES


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

     The General Partners and TWE are also subject to numerous legal proceedings, including certain litigation relating to Six Flags. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the consolidated financial statements of the General Partners.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)



6.    ADDITIONAL FINANCIAL INFORMATION


     Additional financial information with respect to cash flows is as follows:


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                      2000            1999
                                                                -------------     -----------
                                                                WCI       ATC     WCI     ATC
                                                                ---       ---     ---     ---
                                                                           (millions)

        Cash payments made for interest.....................  $   2    $    -     $   3  $   -
        Cash payments made for income taxes, net............     15        33       114      50
        Tax-related distributions received from TWE.........     86        59        39      28
        Noncash capital distributions, net..................   (525)     (360)     (158)   (108)

     Noncash financing activities in 2000 included the settlement of WCI's note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.



                           Part II. Other Information


Item 1.   Legal Proceedings.

     Reference is made to the Consent Order entered into by Warner Music Group with the Federal Trade Commission (FTC) staff relating to its investigation of minimum advertised price (MAP) programs described on pages I-20 and I-24 of TWE's Annual Report on Form 10-K for the year ended December 31, 1999. On May 10, 2000, the FTC granted its initial approval of the Consent Order as well as similar Consent Orders for the other major record companies. Those Orders remain subject to public comment and final approval by the FTC.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.
             --------

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

        (b)  Reports on Form 8-K.
             -------------------

        No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 2000.

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

                         TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         By: Warner Communications Inc.,
                              as General Partner


                         By:    /s/Joseph A. Ripp
                                ____________________________
                         Name:  Joseph A. Ripp
                         Title: Executive Vice President and
                                Chief Financial Officer

                         AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                         By:    /s/Joseph A. Ripp
                                _____________________________
                         Name:  Joseph A. Ripp
                         Title: Executive Vice President and
                                Chief Financial Officer


Dated: May 15, 2000

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulations S-K
                     ---------------------------------------




Exhibit No.    Description of Exhibit
-----------    ----------------------


10 Restated Combination Agreement dated as of January 23, 2000, between Time Warner Inc. and EMI Group plc (which is incorporated herein by reference to Exhibit 10.2 to Time Warner Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12259)).


27             Financial Data Schedule.