Form 10-Q
period 2000-06-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2000-08-14
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2000, or

[   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT of 1934 for the transition period from  ______________ to
        __________________.

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
(Exact name of registrant
 as specified in its charter)      (State or other          (I.R.S. Employer
                                    jurisdiction or       Identification Number)
                                    organization)


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



                               INDEX TO FORM 10-Q





                                                                                                     Page
                                                                                                     ----
                                                                                                          TWE
                                                                                                        General
                                                                                                TWE     Partners
                                                                                                ---     --------

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition.......     1         22
Consolidated balance sheets at June 30, 2000 and December 31, 1999..........................    10         26
Consolidated statements of operations for the three months and six months ended
   June 30, 2000 and 1999...................................................................    11         27
Consolidated statements of cash flows for the six months ended June 30, 2000 and 1999.......    12         29
Consolidated statements of partnership capital and shareholders' equity for the
   six months ended June 30, 2000 and 1999..................................................    13         30
Notes to consolidated financial statements..................................................    14         31




PART II. OTHER INFORMATION..................................................................    39


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

     For 2000, the significant, nonrecurring items included (i) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a $50 million pretax charge in the second quarter related to the Six Flags Entertainment Corporation ("Six Flags") litigation, (iii) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iv) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

     For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $760 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first and second quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement.
                                       1

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

RESULTS OF OPERATIONS

     EBITA and operating income are as follows:

                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                      ----------------------------------     ----------------------------------
                                                                           Operating                            Operating
                                                           EBITA             Income             EBITA            Income
                                                      --------------    ---------------    -------------     ---------------
                                                       2000     1999     2000      1999     2000     1999     2000     1999
                                                       ----     ----     ----     ------    ----     ----     ----     ----
                                                                                     (millions)
Filmed Entertainment-Warner Bros.(a)................   $121   $  132    $  90   $  101   $  267    $ 478      $206   $  417
Broadcasting-The WB Network.........................    (21)     (30)     (22)     (31)     (52)     (71)      (54)     (73)
Cable Networks-HBO..................................    150      131      150      131      294      256       294      256
Cable(b)............................................    385    1,099      276    1,011      778    1,436       560    1,263
Digital Media.......................................    (17)       -      (17)       -      (30)       -       (30)       -
                                                       ----   ------    -----   ------   -----    ------      ----   ------

Total...............................................   $618   $1,332     $477   $1,212   $1,257   $2,099      $976   $1,863
                                                       ====   ======     ====   ======   ======   ======      ====   ======

------------
(a) Includes a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to the partial recognition of a deferred gain on the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(b) Includes net pretax losses related to the sale or exchange of certain cable television systems and investments of approximately $8 million in the second quarter of 2000 and net pretax gains of approximately $760 million in the second quarter of 1999.

Three  Months  Ended June 30, 2000  Compared to the Three Months Ended June 30,
1999

Consolidated Results

     TWE had revenues of $3.313 billion and net income of $145 million for the three months ended June 30, 2000, compared to revenues of $3.060 billion and net income of $767 million for the three months ended June 30, 1999.

     As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items aggregated approximately $58 million of net pretax losses in 2000, compared to approximately $770 million of net pretax gains in 1999.

     TWE's net income decreased to $145 million in 2000, compared to $767 million in 1999. However, excluding the effect of the nonrecurring items referred to earlier, net income increased by $48 million to $203 million in 2000 from $155 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt, higher losses associated with TWE's asset securitization program and higher losses from certain investments accounted for under the equity method.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $25 million and $27 million for the three months ended June 30, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

     Filmed Entertainment-Warner Bros. Revenues increased to $1.452 billion in 2000, compared to $1.446 billion in 1999. EBITA, including the negative effect on operating trends of one-time items relating to Six Flags, decreased to $121 million in 2000 from $132 million in 1999. Operating income similarly decreased to $90 million in 2000 from $101 million in 1999 due to the one-time items. Revenues principally benefited from an increase in the distribution of television product, offset in part by lower revenues from the distribution of theatrical product. Revenues from the distribution of theatrical product decreased principally due to difficult comparisons to last year's theatrical success of The Matrix and lower revenues from worldwide television exhibition, which more than offset significant increases in DVD and home video sales. Revenues from the distribution of television product increased principally due to higher aggregate revenues from broadcast network and syndicated television exhibition, offset in part by lower aggregate revenues from basic cable exhibition.

     Operating results for both periods include items related to Six Flags. The 2000 results include a pretax charge of $24 million relating to the Six Flags litigation. The 1999 results include a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of Six Flags, EBITA and operating income principally increased as a result of the revenue gains and lower film costs.

     Broadcasting-The WB Network. Revenues increased to $109 million in 2000, compared to $83 million in 1999. EBITA improved to a loss of $21 million in 2000 from a loss of $30 million in 1999. Operating losses decreased to $22 million in 2000 from $31 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

     Cable Networks-HBO. Revenues increased to $570 million in 2000, compared to $546 million in 1999. EBITA and operating income increased to $150 million in 2000 from $131 million in 1999. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally due to the revenue gains and increased cost savings.

     Cable. Revenues increased to $1.280 billion in 2000, compared to $1.114 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $385 million in 2000 from $1.099 billion in 1999. Operating income similarly decreased to $276 million in 2000 from $1.011 billion in 1999 due to one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $8 million in 2000 and net pretax gains of approximately $760 million in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

     Digital Media. Digital Media had $17 million of operating losses on
$2 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

     Interest and Other, Net. Interest and other, net, increased to $246 million of expense in 2000, compared to $167 million of expense in 1999. Interest expense increased to $169 million in 2000, compared to $136 million in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, increased to $77 million in 2000, compared to $31 million in 1999, primarily because of higher losses associated with TWE's asset securitization program and higher losses from certain investments accounted for under the equity method of accounting.

     Minority Interest. Minority interest expense decreased to $43 million in 2000, compared to $233 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N") to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Consolidated Results

     TWE had revenues of $6.624 billion, income of $369 million before the cumulative effect of an accounting change and a net loss of $155 million for the six months ended June 30, 2000, compared to revenues of $5.994 billion and net income of $1.079 billion for the six months ended June 30, 1999.

     As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items, excluding the impact of the accounting change, aggregated approximately $48 million of net pretax losses in 2000, compared to approximately $995 million of net pretax gains in 1999. In addition, net income in 2000 was reduced by an after-tax charge of $524 million relating to the cumulative effect of the accounting change.

     TWE had a net loss of $155 million in 2000, compared to net income of $1.079 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $175 million to $417 million in 2000 from $242 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses associated with TWE's asset securitization program.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Business Segment Results

     Filmed Entertainment-Warner Bros. Revenues increased to $3.019 billion in 2000, compared to $2.826 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $267 million in 2000 from $478 million in 1999. Operating income similarly decreased to $206 million in 2000 from $417 million in 1999 due to the one-time items. Revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Revenues from the distribution of theatrical product increased principally due to higher worldwide DVD and home video sales, offset in part by lower revenues from worldwide theatrical and television exhibition. Revenues from the distribution of television product increased principally due to higher aggregate revenues from basic cable, broadcast network and syndicated television exhibition.

     Operating results for both periods include one-time items. The 2000 results include a pretax charge of $24 million relating to the Six Flags litigation and a $10 million pretax gain relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. The 1999 results include pretax gains of $20 million relating to the partial recognition of the deferred gain on the 1998 sale of Six Flags and an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and lower film costs, offset in part by lower investment-related income.

     Broadcasting-The WB Network. Revenues increased to $211 million in 2000, compared to $162 million in 1999. EBITA improved to a loss of $52 million in 2000 from a loss of $71 million in 1999. Operating losses decreased to $54 million in 2000 from $73 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

     Cable Networks-HBO. Revenues increased to $1.124 billion in 2000, compared to $1.072 billion in 1999. EBITA and operating income increased to $294 million in 2000 from $256 million in 1999. Revenues benefited primarily from an increase in subscriptions. The increase in EBITA and operating income was principally due to the revenue gains and increased cost savings, offset in part by lower gains from the sale of certain investments.

     Cable. Revenues increased to $2.511 billion in 2000, compared to $2.188 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $778 million in 2000 from $1.436 billion in 1999. Operating income similarly decreased to $560 million in 2000 from $1.263 billion in 1999 due to the one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $8 million in 2000 and net pretax gains of approximately $760 million in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


     Digital Media. Digital Media had $30 million of operating losses on $3 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

     Interest and Other, Net. Interest and other, net, increased to $426 million of expense in 2000, compared to $387 million of expense in 1999. Interest expense increased to $313 million in 2000, compared to $273 million in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, decreased to $113 million in 2000, compared to $114 million in 1999. This decrease principally related to lower losses from certain investments accounted for under the equity method, offset primarily by higher losses associated with TWE's asset securitization program.

     Minority Interest. Minority interest expense decreased to $83 million in 2000, compared to $306 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2000

Financial Condition

     At June 30, 2000, TWE had $6.2 billion of debt, $179 million of cash and equivalents (net debt of $6.0 billion) and $6.5 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

Cash Flows

     During the first six months of 2000, TWE's cash provided by operations amounted to $1.675 billion and reflected $1.257 billion of business segment EBITA, $437 million of noncash depreciation expense, $246 million of proceeds from TWE's asset securitization program and $86 million related to an aggregate decrease in working capital requirements, other balance sheet accounts and noncash items, less $263 million of interest payments, $51 million of income taxes and $37 million of corporate expenses. Cash provided by operations of $1.519 billion in the first six months of 1999 reflected $2.099 billion of business segment EBITA, $406 million of noncash depreciation expense and $21 million of proceeds from TWE's asset securitization program, less $242 million of interest payments, $49 million of income taxes, $36 million of corporate expenses and $680 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $1.051 billion in the first six months of 2000, compared to $662 million in the first six months of 1999, principally as a result of a decrease in cash proceeds from the sale of investments and an increase in capital expenditures. Capital expenditures increased to $894 million in the first six months of 2000, compared

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


to $649 million in the first six months of 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

     Cash used by financing activities was $962 million in the first six months of 2000, compared to $827 million in the first six months of 1999. The use of cash in 2000 principally resulted from the payment of $473 million of capital distributions to Time Warner and $423 million of debt reduction. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million, the payment of $280 million of capital distributions to Time Warner and $229 million of debt reduction.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable segment amounted to $836 million in the six months ended June 30, 2000, compared to $587 million in the six months ended June 30, 1999. Cable capital spending for the remainder of 2000 is budgeted to be approximately $850 million, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow.

Investment in Road Runner

     In  June  1998,  Time  Warner,  TWE,  TWE-A/N,  MediaOne,  Microsoft  Corp.
("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses ("Road Runner"). In exchange for contributing these operations, TWE and TWE-A/N received a collective 57.9% common equity interest in Road Runner and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to Road Runner, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest (the "Preferred Equity Interests").

     In June 2000, AT&T Corp. ("AT&T") acquired MediaOne Group, Inc. ("MediaOne"). As a condition to closing the acquisition, AT&T agreed to a requirement by the United States Department of Justice to divest itself of MediaOne's interest in Road Runner within an eighteen-month period of time. As a result, TWE is evaluating strategic alternatives for restructuring Road Runner's ownership and operations. In connection with some of these alternatives, TWE could be required to record a one-time restructuring charge that could range from $150-250 million. This charge would be expected to cover any premium paid to redeem Road Runner's Preferred Equity Interests, lease termination and other related restructuring costs. Such a charge would be recorded in interest and other, net. In addition, as part of a restructuring, TWE's Cable segment could begin consolidating a portion of the operations of Road Runner. This would result in the Cable segment recognizing operating losses from Road Runner, which previously had been included in interest and other, net, through TWE's equity in the pretax losses of Road Runner.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Warner Bros. Backlog

     Warner Bros.'s backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Warner Bros.'s backlog amounted to $3.178 billion at June 30, 2000, compared to $3.033 billion at December 31, 1999 (including amounts relating to licensing of film product to TWE's cable television networks of $331 million and to Time Warner's cable television networks of $650 million at June 30, 2000 and $365 million to TWE's cable television networks and $599 million to Time Warner's cable television networks at December 31, 1999).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of June 30, 2000, including cash received under the securitization facility and other advanced payments, approximately $625 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations or beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


      (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

 .     For TWE's film and  television  businesses,  their  ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                June 30,       December 31,
                                                                                  2000           1999
                                                                                --------      -------------
                                                                                      (millions)
ASSETS
Current assets
Cash and equivalents............................................................ $    179        $   517
Receivables, including $1.114 and $1.354 billion due from Time Warner,
    less allowances of $696 and $668 million....................................    2,678          3,328
Inventories.....................................................................      581            639
Prepaid expenses................................................................      179            246
                                                                                  -------         ------

Total current assets............................................................    3,617          4,730

Noncurrent inventories and film costs...........................................    2,478          2,855
Investments.....................................................................      702            774
Property, plant and equipment...................................................    6,971          6,488
Cable television franchises.....................................................    5,471          5,464
Goodwill........................................................................    3,665          3,731
Other assets....................................................................      664            801
                                                                                  -------        -------

Total assets....................................................................  $23,568        $24,843
                                                                                  =======        =======


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable................................................................ $  1,761       $  1,791
Participations payable..........................................................    1,077          1,258
Programming costs payable.......................................................      539            459
Debt due within one year........................................................        7              6
Other current liabilities, including $1.022 billion and $893 million
    due to Time Warner.........................................................     2,285          2,209
                                                                                    -----          -----

Total current liabilities.......................................................    5,669          5,723

Long-term debt..................................................................    6,231          6,655
Other long-term liabilities, including $1.328 and $1.292 billion
    due to Time Warner .........................................................    3,413          3,501
Minority interests..............................................................    1,802          1,815

Partners' capital
Contributed capital.............................................................    7,349          7,338
Partnership deficit.............................................................     (896)          (189)
                                                                                  -------        -------

Total partners' capital.........................................................    6,453          7,149
                                                                                  -------        -------

Total liabilities and partners' capital.........................................  $23,568        $24,843
                                                                                  =======        =======

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                              Three Months                    Six Months
                                                                              Ended June 30,                 Ended June 30,
                                                                         ----------------------         --------------------
                                                                          2000             1999          2000           1999
                                                                          ----             ----          ----           ----
                                                                                               (millions)
Revenues(a)...........................................................    $3,313         $3,060        $6,624         $5,994
                                                                          ------         ------        ------         ------

Cost of revenues(a)(b)................................................    (1,976)        (1,879)       (4,002)        (3,697)
Selling, general and administrative(a)(b).............................      (711)          (609)       (1,357)        (1,173)
Amortization of goodwill and other intangible assets..................      (141)          (120)         (281)          (236)
Gain (loss) on sale or exchange of cable systems and investments......        (8)           760            (8)           760
Gain on early termination of video distribution agreement.............         -              -             -            215
                                                                          ------         ------       -------         ------

Business segment operating income.....................................       477          1,212           976          1,863
Interest and other, net(a)............................................      (246)          (167)         (426)          (387)
Corporate services(a).................................................       (18)           (18)          (37)           (36)
Minority interest.....................................................       (43)          (233)          (83)          (306)
                                                                          ------         ------       -------          -----

Income before income taxes and cumulative effect of accounting
    change............................................................       170            794           430          1,134
Income taxes..........................................................       (25)           (27)          (61)           (55)
                                                                          ------         ------        ------         ------

Income before cumulative effect of accounting change..................       145            767           369          1,079
Cumulative effect of accounting change................................         -              -          (524)             -
                                                                          ------        -------         -----          -----

Net income (loss).....................................................    $  145         $ 767         $ (155)        $1,079
                                                                          ======         =====         ======         ======

---------------
(a)   Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:
        Revenues......................................................     $ 126          $ 152         $ 219          $ 272
        Cost of revenues..............................................       (84)           (58)         (147)          (136)
        Selling, general and administrative...........................       (23)           (12)          (47)           (16)
        Interest and other, net.......................................         6              8             9             28
        Corporate expenses............................................       (18)           (18)          (37)           (36)

(b)   Includes depreciation expense of:...............................     $ 222          $ 214         $ 437          $ 406
                                                                           =====          =====         =====          =====






See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                            Six Months
                                                                                                           Ended June 30,
                                                                                                        --------------------
                                                                                                         2000          1999
                                                                                                         ----          ----
                                                                                                            (millions)
OPERATIONS
Net income (loss)...............................................................                       $  (155)       $1,079
Adjustments for noncash and nonoperating items:
    Cumulative effect of accounting change......................................                           524             -
    Depreciation and amortization...............................................                           718           642
    Amortization of film costs..................................................                           732           877
    (Gain) loss on sale or exchange of cable systems and investments............                             8          (760)
    Equity in losses of investee companies after distributions..................                           111           100
Changes in operating assets and liabilities.....................................                          (263)         (419)
                                                                                                        ------         -----

Cash provided by operations.....................................................                         1,675         1,519
                                                                                                        ------        ------

INVESTING ACTIVITIES
Investments and acquisitions....................................................                          (231)         (223)
Capital expenditures............................................................                          (894)         (649)
Investment proceeds.............................................................                            74           210
                                                                                                       -------          -----

Cash used by investing activities...............................................                        (1,051)         (662)
                                                                                                        ------          -----

FINANCING ACTIVITIES
Borrowings......................................................................                           894         1,310
Debt repayments.................................................................                        (1,317)       (1,539)
Redemption of preferred stock of subsidiary.....................................                             -          (217)
Capital distributions...........................................................                          (473)         (280)
Other...........................................................................                           (66)         (101)
                                                                                                        ------         ------

Cash used by financing activities...............................................                          (962)         (827)
                                                                                                        ------          -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.....................................                          (338)           30


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................................                           517            87
                                                                                                        ------        ------

CASH AND EQUIVALENTS AT END OF PERIOD...........................................                        $  179        $  117
                                                                                                        ======        ======







See accompanying notes.

                      TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)





                                                                                                             Six Months
                                                                                                           Ended June 30,
                                                                                                        --------------------
                                                                                                         2000          1999
                                                                                                         ----          ----
                                                                                                             (millions)
BALANCE AT BEGINNING OF PERIOD..................................................                       $7,149        $5,107

Net income (loss)...............................................................                         (155)        1,079
Other comprehensive income (loss)...............................................                          (46)           47
                                                                                                       ------         -----
Comprehensive income(a).........................................................                         (201)        1,126

Distributions...................................................................                         (509)         (497)
Allocation of income to Time Warner General Partners' Senior Capital............                            -           (24)
Other...........................................................................                           14            (1)
                                                                                                       ------         -----

BALANCE AT END OF PERIOD........................................................                       $6,453        $5,711
                                                                                                       ======        ======
-------------------
(a)   Comprehensive  income was $108  million for the three  months ended June 30, 2000 and $773 million for the three months ended
      June 30, 1999.



















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

     Each of the business interests within Cable Networks, Filmed Entertainment, Cable and Digital Media is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay-television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming, (4) Time Warner Cable, the second largest operator of cable television systems in the U.S. and (5) Internet websites, such as Entertaindom.com.

     The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $141 million for the three months ended June 30, 2000 and $120 million for the three months ended June 30, 1999. On a year-to-date basis, noncash amortization of intangible assets recorded by TWE's business segments amounted to $281 million in 2000 and $236 million in 1999.

     Certain of Time Warner's wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), which was acquired by AT&T Corp. on June 15, 2000. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Cumulative Effect of Change in Film Accounting Principle

     In June 2000, TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with TWE's existing accounting policies.

     TWE has adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net income for the six months ended June 30, 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

     As a result of adopting the provisions of SOP 00-2 retroactively to the beginning of 2000, TWE has restated its operating results for the three months ended March 31, 2000, as follows:


                                                                                           As Reported          As Restated
                                                                                           -----------          -----------
                                                                                                     (millions)
Revenues........................................................................            $3,297               $3,311
Business segment operating income...............................................               497                  499
Income before cumulative effect of accounting change............................               222                  224
Net income (loss)...............................................................               222                 (300)

Revenue Classification Changes

     In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which delays the implementation date for TWE to the fourth quarter of 2000. While TWE's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes in how the filmed entertainment industry classifies its revenues and costs, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result of these classification changes, it is expected that both annual revenues and costs in TWE's filmed entertainment businesses will be reduced by an equal amount of approximately $1.5-2 billion. Similarly, it is expected that TWE's disclosure of the amount of backlog, which represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, will be reduced by approximately $500-700 million, depending upon the amount of third-party and co-financed joint venture product being licensed. TWE is continuing to evaluate the overall impact of SAB 101 on its consolidated financial statements; however, other aspects of SAB 101 are not expected to have a significant effect on TWE's consolidated financial statements.

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

     The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

Six Flags

     In 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier," now known as Six Flags Inc.), a regional theme park operator, for approximately $475 million. TWE initially deferred a $400 million gain on the transaction principally as a result of uncertainties surrounding its realization. Those uncertainties related to litigation and TWE's guarantees of Premier's long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks (the "Co-Venture Guarantees").

     TWE management periodically had evaluated its reasonably possible risk of loss relating to the Six Flags litigation and Co-Venture Guarantees. Based on the improving financial performance of Premier and the Six Flags Over Texas and Six Flags Over Georgia theme parks, management believed that its aggregate financial exposure had declined steadily. Accordingly, TWE periodically recognized a portion of the deferred gain as its realization became more fully assured. For each quarter of 1999 and in the first quarter of 2000, a $10 million pretax gain was recognized. These amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     In December 1998, a jury returned an adverse verdict in the Six Flags litigation in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves. These reserves consisted of the unrecognized portion of the deferred gain and accrued interest. The $50 million charge is classified in two components in TWE's accompanying consolidated statement of operations: $26 million of the charge, representing an accrual for additional interest, is included in interest and other, net, and the remaining $24 million is included in business segment operating income.

Gains (Losses) on Sale or Exchange of Cable Television Systems and Investments

     In 2000 and 1999, largely in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. In connection with these transactions, TWE's cable segment recognized net pretax losses for the three and six months ended June 30, 2000 of approximately $8 million and net pretax gains of approximately $760 million for the three and six months ended June 30, 1999. Such amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


3.   INVENTORIES AND FILM COSTS

     Inventories and film costs consist of:


                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                     ----------      ------------
                                                                                             (millions)
Programming costs, less amortization............................................       $  799          $  854
Film costs-Theatrical:
    Released, less amortization.................................................          790             924
    Completed and not released..................................................          139              68
    In production...............................................................          279             468
    Development and pre-production..............................................           35              59
Film costs-Television:
    Released, less amortization.................................................          210             363
    Completed and not released..................................................           10               9
    In production...............................................................           63               8
    Development and pre-production..............................................            6               5

Film costs-Library, less amortization...........................................          482             508
Merchandise.....................................................................          246             228
                                                                                       ------          ------

Total inventories and film costs................................................        3,059           3,494
Less current portion of inventory...............................................          581             639
                                                                                       ------          ------

Total noncurrent inventories and film costs.....................................       $2,478          $2,855
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

     During the six months ended June 30, 2000, TWE accrued $284 million of tax-related distributions and $225 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $76 at June 30, 2000 and $72.31 at December 31, 1999. During the six months ended June 30, 1999, TWE accrued $138 million of tax-related distributions and $359 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the six months ended June 30, 2000, TWE paid distributions to the Time Warner General Partners in the amount of $473 million, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions. During the six months ended June 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions.

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

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 1999 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                                        Three Months                   Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                    --------------------          -------------------
                                                                     2000           1999          2000           1999
                                                                     ----           ----          ----           ----
                                                                                       (millions)
Revenues
Filmed Entertainment-Warner Bros...............................    $1,452         $1,446        $3,019         $2,826
Broadcasting-The WB Network....................................       109             83           211            162
Cable Networks-HBO.............................................       570            546         1,124          1,072
Cable..........................................................     1,280          1,114         2,511          2,188
Digital Media..................................................         2              -             3              -
Intersegment elimination.......................................      (100)          (129)         (244)          (254)
                                                                   ------         ------        ------         ------

Total..........................................................    $3,313         $3,060        $6,624         $5,994
                                                                   ======         ======        ======         ======

                                                                       Three Months                    Six Months
                                                                       Ended June 30,                Ended June 30,
                                                                   ---------------------         --------------------
                                                                     2000           1999           2000          1999
                                                                     ----           ----           ----          ----
                                                                                       (millions)
EBITA(a)
Filmed Entertainment-Warner Bros.(b)...........................      $121         $  132       $   267       $    478
Broadcasting-The WB Network....................................       (21)           (30)          (52)           (71)
Cable Networks-HBO.............................................       150            131           294            256
Cable(c).......................................................       385          1,099           778          1,436
Digital Media..................................................       (17)             -           (30)             -
                                                                     ----         ------        ------         ------

Total..........................................................      $618         $1,332        $1,257         $2,099
                                                                     ====         ======        ======         ======

---------------
(a)   EBITA  represents   business  segment   operating  income  before  noncash
      amortization  of  intangible  assets.  After  deducting   amortization  of
      intangible assets,  TWE's business segment operating income for the second quarter  was  $477  million  in 2000 and  $1.212  billion  in 1999.  TWE's business segment operating income for the first six months of the year was
      $976 million in 2000 and $1.863 billion in 1999.
(b)   Includes a pretax charge of $24 million  recognized in the second  quarter of 2000 in connection with the Six Flags litigation,  a pretax gain of $10 million  relating  to  the  partial  recognition  of a  deferred  gain  in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second  quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early  termination  and  settlement  of a long-term,  home video distribution agreement.
(c)   Includes  net pretax  losses  relating  to the sale or exchange of certain cable television systems of approximately $8 million in the second quarter of 2000 and net pretax gains of  approximately  $760 million in the second quarter of 1999.


                                                                         Three Months                   Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                    ---------------------          -------------------
                                                                      2000           1999          2000           1999
                                                                      ----           ----          ----           ----
                                                                                        (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros...............................      $  22          $  36         $  43          $  65
Broadcasting-The WB Network....................................          1              1             1              1
Cable Networks-HBO.............................................          8              6            15             13
Cable..........................................................        191            171           377            327
Digital Media..................................................          -              -             1              -
                                                                      ----           ----          ----           ----

Total..........................................................       $222           $214          $437           $406
                                                                      ====           ====          ====           ====

                                                                        Three Months                    Six Months
                                                                        Ended June 30,                Ended June 30,
                                                                    ---------------------          -------------------
                                                                      2000           1999          2000           1999
                                                                      ----           ----          ----           ----
                                                                                        (millions)
Amortization of Intangible Assets (a)
Filmed Entertainment-Warner Bros...............................      $  31          $  31         $  61           $ 61
Broadcasting-The WB Network....................................          1              1             2              2
Cable Networks-HBO.............................................          -              -             -              -
Cable..........................................................        109             88           218            173
Digital Media..................................................          -              -             -              -
                                                                      ----           ----          ----           ----

Total..........................................................       $141           $120          $281           $236
                                                                      ====           ====          ====           ====

(a) Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

6.   COMMITMENTS AND CONTINGENCIES

     TWE is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. As described in Note 2, TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


7.   ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash flows is as follows:

                                                                                                                Six Months
                                                                                                               Ended June 30,
                                                                                                            --------------------
                                                                                                            2000           1999
                                                                                                            ----           ----
                                                                                                                (millions)
           Cash payments made for interest......................................                            $263           $242
           Cash payments made for income taxes, net.............................                              51             49
           Noncash capital distributions........................................                             225            359

Interest and Other, Net

     Interest and other, net, consists of:

                                                                                      Three Months              Six Months
                                                                                     Ended June 30,           Ended June 30,
                                                                                   ------------------        -----------------
                                                                                   2000         1999         2000         1999
                                                                                   ----         ----         ----         ----
                                                                                                      (millions)
           Interest expense.....................................................   $(169)       $(136)      $(313)       $(273)
           Other investment-related activity, principally net losses
             on corporate-related equity investees..............................     (47)         (21)        (61)         (87)
           Corporate finance-related activity, including losses on
             asset securitization programs......................................     (36)          (9)        (43)         (18)
           Miscellaneous........................................................       6           (1)         (9)          (9)
                                                                                   -----        -----       -----        -----
           Total interest and other, net........................................   $(246)       $(167)      $(426)       $(387)
                                                                                   =====        =====       =====        =====


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

     Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom Inc. ("Time Warner Telecom"), and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

     WCI's operating results for 1999 reflect a change in the way management evaluates its investment in the Columbia House Company Partnerships ("Columbia House"), an equity investee. Effective on January 1, 2000, management reclassified WCI's share of the operating results of Columbia House from business segment operating income to interest and other, net, in the accompanying consolidated statement of operations. This reclassification resulted primarily from the planned restructuring of Columbia House's traditional direct-marketing business and an increasing dependency on the sale of video product.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

     WCI had revenues of $956 million and net income of $41 million in 2000, compared to revenues of $828 million and net income of $353 million in 1999. EBITA increased to $109 million in 2000 from $98 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $47 million in 2000 from $33 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from matchbox twenty, Kid Rock and the Red Hot Chili Peppers. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

     WCI's equity in the pretax income of TWE was $101 million in 2000, compared to $470 million in 1999. TWE's pretax income decreased in 2000 as compared to 1999 because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 3 to the accompanying consolidated financial statements. These nonrecurring items aggregated approximately $58 million of net pretax losses in 2000, compared to approximately $770 million of net pretax gains in 1999. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally as a result of an overall increase in TWE's business segment operating income, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt, higher losses associated with TWE's asset securitization program and higher losses from certain investments accounted for under the equity method of accounting.

     Interest and other, net, was $26 million of expense in 2000, compared to $76 million of income in 1999. Interest expense was $4 million in 2000, compared to $3 million in 1999. There was other expense, net, of $22 million in 2000, compared to other income, net, of $79 million in 1999. Other expense, net, increased principally because of the absence in 2000 of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom (the "Time Warner Telecom IPO"), an integrated communications provider that provides a wide range of telephony and data services to businesses.

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

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     WCI had revenues of $1.873 billion, income of $40 million before the cumulative effect of an accounting change and net loss of $162 million in 2000, compared to revenues of $1.764 billion and net income of $471 million in 1999. EBITA increased to $189 million in 2000 from $187 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $68 million in 2000 from $60 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from matchbox twenty, Kid Rock and the Red Hot Chili Peppers. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


    WCI's equity in the pretax income of TWE was $255 million in 2000, compared to $672 million in 1999. TWE's pretax income decreased in 2000 as compared to 1999 because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 3 to the accompanying consolidated financial statements. These nonrecurring items aggregated approximately $48 million of net pretax losses in 2000, compared to approximately $995 million of pretax gains in 1999. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally as a result of an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method of accounting, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses associated with TWE's asset securitization program.

     Interest and other, net, was $170 million of expense in 2000, compared to $84 million of income in 1999. Interest expense was $6 million in 2000, compared to $5 million in 1999. There was other expense, net, of $164 million in 2000, compared to other income, net, of $89 million in 1999. Other expense, net, increased principally because of an approximate $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House, higher losses from certain investments accounted for under the equity method of accounting and the absence in 2000 of an approximate $53 million pretax gain recognized in 1999 in connection with the Time Warner Telecom IPO.

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

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2000

Financial Condition

     WCI had $8.4 billion of equity at June 30, 2000, compared to $8.7 billion of equity at December 31, 1999. Cash and equivalents decreased to $52 million at June 30, 2000, compared to $107 million at December 31, 1999. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

     ATC had $1.9 billion of equity at June 30, 2000, compared to $2.1 billion of equity at December 31, 1999.

Cash Flows

     During the first six months of 2000, WCI's cash provided by operations amounted to $157 million and reflected $189 million of EBITA, $41 million of noncash depreciation expense, $280 million of distributions from TWE, less $20 million of proceeds repaid under WCI's asset securitization program, $5 million of interest payments, $36 million of income taxes ($37 million of which was paid to TW Companies under a tax sharing agreement) and $292 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. In the first six months of 1999, WCI's cash provided by operations of $15 million reflected $187 million of EBITA, $35 million of noncash depreciation expense, $166 million of distributions from TWE, $42 million of proceeds received under WCI's asset securitization program, less $6 million of interest payments, $352 million of income taxes ($284 million of which was paid to TW Companies under a tax sharing agreement), and $57 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


     Cash used by investing activities was $75 million in the first six months of 2000, compared to $55 million in 1999, principally as a result of a decrease in investment proceeds and an increase in capital spending.

     Cash used by financing activities was $137 million in the first six months of 2000, compared to $7 million in the first six months of 1999, principally as a result of increased advances to TW Companies and increased dividend payments.

     The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to the General Partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreement, TWE is permitted to incur additional indebtedness to make distributions and other cash payments to the General Partners subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

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

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          WCI                         ATC
                                                                -------------------------   ---------------------------
                                                                 June 30,    December 31,    June 30,      December 31,
                                                                   2000          1999          2000            1999
                                                                ---------    ------------    -------      -------------
                                                                                        (millions)
Assets
Current assets
Cash and equivalents............................................$    52       $    107      $      -        $     -
Receivables, less allowances of $264 and $290 million...........  1,198          1,528             -              -
Inventories.....................................................    164            155             -              -
Prepaid expenses................................................    860            727             -              -
                                                                  -----        -------       -------        -------

Total current assets............................................  2,274          2,517             -              -

Investments in and amounts due to and from TWE..................  2,392          2,476         1,912          2,170
Investments in TW Companies.....................................    103            103            60             60
Other investments...............................................  1,330          1,497           451            449
Music catalogues, contracts and copyrights......................    724            779             -              -
Goodwill........................................................  3,542          3,612             -              -
Other assets, primarily property, plant and equipment...........    512            497             -              -
                                                                -------        -------        ------         ------

Total assets....................................................$10,877        $11,481        $2,423         $2,679
                                                                =======        =======        ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable..................................$ 1,028       $  1,115        $    -         $    -
Other current liabilities.......................................    414            534             -              -
                                                                 ------         ------        ------         ------

Total current liabilities.......................................  1,442          1,649             -              -

Long-term liabilities, including $787, $766, $557 and
   $542 million due to TW Companies.............................  1,038          1,095           557            542

Shareholders' equity
Common stock....................................................      1              1             1              1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference..............      -              -             -              -
Paid-in capital.................................................  9,931          9,926         2,341          2,338
Retained earnings (accumulated deficit).........................   (185)           833            35            172
                                                                -------        -------       -------        -------
                                                                  9,747         10,760         2,377          2,511

Due from TW Companies, net......................................   (764)        (1,437)         (175)           (38)
Reciprocal interest in TW Companies stock.......................   (586)          (586)         (336)          (336)
                                                                -------        --------       ------         ------

Total shareholders' equity......................................  8,397          8,737         1,866          2,137
                                                                -------        -------        ------         ------

Total liabilities and shareholders' equity......................$10,877        $11,481        $2,423         $2,679
                                                                =======        =======        ======         ======

See accompanying notes.


                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three Months Ended June 30,
                                   (Unaudited)



                                                                               WCI                           ATC
                                                                       --------------------         -------------------
                                                                       2000           1999          2000           1999
                                                                       ----           ----          ----           ----
                                                                                            (millions)
Revenues(a).....................................................       $956           $828        $    -          $   -
                                                                       ----           ----        ------          -----

Cost of revenues(a)(b)..........................................       (475)          (426)            -              -
Selling, general and administrative(a)(b).......................       (372)          (304)            -              -
Amortization of goodwill and other intangibles..................        (62)           (65)            -              -
                                                                       ----          -----         -----          -----

Business segment operating income...............................         47             33             -              -
Equity in pretax income of TWE(a)...............................        101            470            69            324
Interest and other, net(a)(c)...................................        (26)            76            12             44
                                                                      -----           ----          ----           ----

Income before income taxes......................................        122            579            81            368
Income taxes(a).................................................        (81)          (226)          (45)          (144)
                                                                      -----           ----         -----          -----

Net income......................................................      $  41           $353         $  36           $224
                                                                      =====           ====         =====           ====
------------------
(a)     Includes the following  income  (expenses)  resulting from  transactions with Time Warner,  TW Companies,  TWE or equity investees of the General
        Partners:

             Revenues................................................ $  68          $  49        $    -          $   -
             Cost of revenues........................................    (2)            (7)            -              -
             Selling, general and administrative.....................   (11)            (9)            -              -
             Equity in pretax income of TWE..........................   (25)            (9)            -              -
             Interest and other, net.................................    (4)            35             -              -
             Income taxes............................................   (50)          (199)          (35)          (133)

(b)     Includes depreciation expense of:.......................      $  21          $  18        $    -          $   -
                                                                      =====          =====        ======          =====

(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time
        Warner Telecom, Inc.












See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                               WCI                           ATC
                                                                       --------------------         -------------------
                                                                       2000           1999          2000           1999
                                                                       ----           ----          ----           ----
                                                                                            (millions)
Revenues(a).....................................................     $1,873         $1,764        $    -        $     -
                                                                     ------         ------        ------        -------

Cost of revenues(a)(b)..........................................       (936)          (911)            -              -
Selling, general and administrative(a)(b).......................       (748)          (666)            -              -
Amortization of goodwill and other intangibles..................       (121)          (127)            -              -
                                                                      -----        -------        ------         ------

Business segment operating income...............................         68             60             -              -
Equity in pretax income of TWE(a)...............................        255            672           175            462
Interest and other, net(a)(c)...................................       (170)            84            21             48
                                                                      -----          -----         -----          -----

Income before income taxes and cumulative effect of accounting
        change..................................................        153            816           196            510
Income taxes(a).................................................       (113)          (345)          (93)          (205)
                                                                      -----          -----         -----          -----

Income before cumulative effect of accounting change............         40            471           103            305
Cumulative effect of accounting change, net of $135 million income tax benefit for WCI and $91 million income tax benefit
        for ATC.................................................       (202)             -          (136)             -
                                                                      -----        -------         -----         ------

Net income (loss)...............................................    $  (162)       $   471         $ (33)         $ 305
                                                                    =======        =======         =====          =====
------------------
(a)     Includes the following  income  (expenses)  resulting from  transactions with Time Warner,  TW Companies,  TWE or equity investees of the General
        Partners:

             Revenues...........................................     $  143          $ 113        $    -        $     -
             Cost of revenues...................................         (5)            (6)            -              -
             Selling, general and administrative................         (5)           (10)            -              -
             Equity in pretax income of TWE.....................        (58)           (25)            -              -
             Interest and other, net............................          2             59             -              -
             Income taxes.......................................        (37)          (284)          (68)          (183)

(b)     Includes depreciation expense of:.......................     $   41         $   35        $    -        $     -
                                                                     =======        ======        ======        =======

(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time
        Warner Telecom, Inc.


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                               WCI                           ATC
                                                                      ---------------------        ---------------------
                                                                       2000           1999          2000           1999
                                                                       ----           ----          ----           ----
                                                                                          (millions)
OPERATIONS
Net income (loss)...............................................      $(162)          $471         $ (33)          $305
Adjustments for noncash and nonoperating items:
      Cumulative effect of accounting change....................        202              -           136              -
      Depreciation and amortization.............................        162            162             -              -
      Excess (deficiency) of distributions over equity in pretax
        income of TWE...........................................         25           (506)           18           (348)
      Equity in losses (income) of other investee companies after
        distributions...........................................         37              -           (10)            (2)
Changes in operating assets and liabilities.....................       (107)          (112)          103            (34)
                                                                      -----           ----          ----           ----

Cash provided (used) by operations..............................        157             15           214            (79)
                                                                       ----           ----          ----           ----

INVESTING ACTIVITIES
Investments and acquisitions....................................        (10)           (20)            -              -
Capital expenditures............................................        (65)           (60)            -              -
Investment proceeds.............................................          -             25             -              -
                                                                     ------           ----        ------          -----

Cash used by investing activities...............................        (75)           (55)            -              -
                                                                      -----           ----        ------          -----

FINANCING ACTIVITIES
Dividends.......................................................       (115)           (87)          (77)           (58)
Decrease (increase) in amounts due from TW Companies, net.......        (22)            80          (137)           137
                                                                      -----           ----          ----           ----

Cash provided (used) by financing activities....................       (137)            (7)         (214)            79
                                                                       ----          -----          ----          -----

DECREASE IN CASH AND EQUIVALENTS................................        (55)           (47)            -              -


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................        107            160             -              -
                                                                       ----           ----        ------          -----

CASH AND EQUIVALENTS AT END OF PERIOD...........................     $   52           $113        $    -          $   -
                                                                     ======           ====        ======          =====








See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            Six Months Ended June 30,
                                   (Unaudited)





                                                                               WCI                        ATC
                                                                    ----------------------       ----------------------
                                                                      2000            1999         2000           1999
                                                                      ----            ----         ----           ----
                                                                                         (millions)
BALANCE AT BEGINNING OF PERIOD..................................     $8,737         $7,701        $2,137        $1,482

Net income (loss)...............................................       (162)           471           (33)          305
Other comprehensive income (loss)...............................        (25)            (6)          (15)            9
                                                                     ------         ------        ------        ------
Comprehensive income (loss)(a)..................................       (187)           465           (48)          314

Increase in stock option distribution liability to
    TW Companies(b).............................................       (133)          (213)          (92)         (146)
Dividends.......................................................       (698)            (3)            -             -
Transfers to TW Companies, net..................................        673             80          (137)          137
Other...........................................................          5              1             6             -
                                                                     ------          -----        ------        ------


BALANCE AT END OF PERIOD........................................     $8,397         $8,031        $1,866        $1,787
                                                                     ======         ======        ======        ======

------------------
(a)   Comprehensive  income (loss) for WCI was $(1) million for the three months ended June 30, 2000 and $354  million for the three  months ended June 30,
      1999.  Comprehensive income  for  ATC was $24  million  for  the  three months  ended June 30, 2000 and $225  million for the three  months  ended
      June 30, 1999.

(b)   The  General   Partners  record   distributions  to  TW  Companies  and  a
      corresponding  receivable from TWE as a result of the stock option related distribution  provisions of the TWE  partnership  agreement.  Stock option distributions of $133 million for WCI and $92 million for ATC were accrued in the first six months of 2000.  For the first six months of 1999,  stock option  distributions  accrued  were $213 million for WCI and $146 million for ATC.  These amounts were accrued  because of an increase in the market price of Time Warner common stock (Note 3).













See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies's Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees," see Note 5). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the "General Partners."

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

Cumulative Effect of Change in Film Accounting Principle

     In June 2000, Time Warner Inc. ("Time Warner") and TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to Time Warner's and TWE's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with Time Warner's and TWE's existing accounting policies.

     Time Warner and TWE have adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. Because WCI and ATC have investments in TWE and other Time Warner consolidated subsidiaries, which are accounted for under the equity method, net income for the six months ended June 30, 2000 includes a one-time, noncash, after-tax charge of $202 million for WCI and $136 million for ATC. These charges have been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

     As a result of Time Warner and TWE adopting the provisions of SOP 00-2 retroactively to the beginning of 2000, WCI and ATC have restated their operating results for the three months ended March 31, 2000, as follows:


                                                                       As Reported                     As Restated
                                                                  -----------------------         -------------------
                                                                  WCI               ATC            WCI            ATC
                                                                  ---               ---            ---            ---
                                                                                       (millions)
Equity in pretax income of TWE.................................. $ 153            $ 105          $ 154           $ 106
Interest and other, net.........................................  (143)              10           (144)              9
Income (loss) before cumulative effect of accounting change.....    (1)              67             (1)             67
Net income (loss)...............................................    (1)              67           (203)            (69)


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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

Warner-EMI Music Merger

     In January 2000, Time Warner and EMI Group plc ("EMI") announced they had entered into an agreement to combine their global music operations into two 50-50 joint ventures, to be referred to collectively as Warner EMI Music. WCI will control the ventures through majority board representation, among other factors, and will account for the transaction under the purchase method of accounting for business combinations.

     As part of the transaction, each company will contribute its music operations to the ventures, subject to a comparable amount of debt. As of March 31, 2000, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate, special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches (pound)9 for a short period of time within the first three-and-a-half years after closing.

     The transaction was approved by the shareholders of EMI on June 26, 2000. The transaction is expected to close by the end of 2000, subject to customary closing conditions, including all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

Columbia House Investment Write-Down

     In July 1999, Time Warner announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned music and video club operations of Columbia House with CDNOW, Inc. ("CDNOW"), a music and video e-commerce company. While awaiting the receipt of regulatory approvals, the March 13, 2000 termination date in the merger agreement was reached, and the parties terminated the agreement. Accordingly, the merger will not occur.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


3.   TWE

     The General Partners' investment in and amounts due to and from TWE at June 30, 2000 and December 31, 1999 consists of the following:

June 30, 2000                                                                         WCI             ATC
-------------                                                                         ---             ---
                                                                                          (millions)
Investment in TWE...............................................................     $1,946         $1,371
Stock option related distributions due from TWE.................................        787            541
Other net liabilities due to TWE, principally related to home video distribution       (341)             -
                                                                                     ------         ------
Total...........................................................................     $2,392         $1,912
                                                                                     ======         ======

December 31, 1999                                                                      WCI             ATC
-----------------                                                                      ----            ---
                                                                                           (millions)
Investment in TWE...............................................................     $2,342         $1,644
Stock option related distributions due from TWE.................................        766            526
Other net liabilities due to TWE, principally related to home video distribution       (632)             -
                                                                                     ------         ------
Total...........................................................................     $2,476         $2,170
                                                                                     ======         ======

Partnership Structure and Allocation of Income

     TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital and residual equity capital of TWE and 100% of the junior priority capital of TWE. TW Companies holds 11.22% of the pro rata priority capital and residual equity capital limited partnership interests. The remaining 25.51% limited partnership interests in the pro rata priority capital and residual equity capital of TWE are held by a subsidiary of MediaOne Group, Inc., which was acquired by AT&T Corp. on June 15, 2000.

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. No portion of TWE's net income or losses has been allocated to the limited partnership interests.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Summarized Financial Information of TWE

      Set forth below is summarized financial information of TWE.

                                                                                  Three Months                  Six Months
                                                                                 Ended June 30,               Ended June 30,
                                                                             ----------------------        --------------------
                                                                              2000            1999          2000           1999
                                                                              ----            ----          ----           ----
                                                                                                  (millions)
Operating Statement Information
Revenues.................................................................     $3,313         $3,060        $6,624         $5,994
Depreciation and amortization............................................       (363)          (334)         (718)          (642)
Business segment operating income(a).....................................        477          1,212           976          1,863
Interest and other, net(b)...............................................       (246)          (167)         (426)          (387)
Minority interest........................................................        (43)          (233)          (83)          (306)
Income before income taxes and cumulative effect of accounting
      change.............................................................        170            794           430          1,134
Cumulative effect of accounting change...................................          -              -          (524)             -
Net income (loss)........................................................        145            767          (155)         1,079
------------------

(a) Includes a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags Entertainment Corporation ("Six
      Flags") litigation, a pretax gain of $10 million related to the partial recognition of a deferred gain on the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement. In addition, includes net pretax losses related to the sale or exchange of certain cable television systems and investments of approximately $8 million in the second quarter of 2000 and net pretax gains of approximately $760 million in the second quarter of 1999.
(b) Includes $26 million of additional interest expense recognized in the second quarter of 2000 in connection with the Six Flags litigation.



                                                                                          Six Months
                                                                                         Ended June 30,
                                                                                      2000           1999
                                                                                      ----           ----
                                                                                          (millions)
Cash Flow Information
Cash provided by operations.....................................................     $1,675         $1,519
Investments and acquisitions....................................................       (231)          (223)
Capital expenditures............................................................       (894)          (649)
Investment proceeds.............................................................         74            210
Borrowings......................................................................         94          1,310
Debt repayments.................................................................     (1,317)        (1,539)
Redemption of preferred stock of subsidiary.....................................          -           (217)
Capital distributions...........................................................       (473)          (280)
Other ..........................................................................        (66)          (101)
Increase (decrease) in cash and equivalents.....................................       (338)            30


                                                                                     June 30,      December 31,
                                                                                       2000           1999
                                                                                     ---------    ------------
                                                                                          (millions)
Balance Sheet Information
Cash and equivalents...........................................................      $   179       $    517
Total current assets...........................................................        3,617          4,730
Total assets...................................................................       23,568         24,843
Total current liabilities......................................................        5,669          5,723
Long-term debt ................................................................        6,231          6,655
Minority interests.............................................................        1,802          1,815
Partners' capital..............................................................        6,453          7,149

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Capital Distributions

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 2000 and December 31, 1999, the General Partners had recorded $1.328 billion and $1.292 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $76 and $72.31, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 2000, the General Partners received distributions from TWE in the amount of $473 million, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions. During the six months ended June 30, 1999, the General Partners received distributions from TWE in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions. Of such aggregate distributions in 2000 and 1999, WCI received $280 million and $166 million, respectively, and ATC received $193 million and $114 million, respectively.

Significant Items and Transactions

     The comparability of TWE's summarized financial information has been affected by a number of significant items and transactions occurring in all periods. These transactions are summarized below. For a more comprehensive description of these transactions, see Note 2 to the accompanying TWE consolidated financial statements.

     For 2000, the significant, nonrecurring items included (i) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a $50 million pretax charge in the second quarter related to the Six Flags litigation, (iii) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and
(iv) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

     For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $760 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first and second quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement.

4.   GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

     In May 1999, Time Warner Telecom Inc. ("Time Warner Telecom"), an integrated communications provider that provides a wide range of telephony and data services to businesses, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). In connection with the Time Warner Telecom IPO and certain related transactions, WCI's ownership interest in Time Warner Telecom was diluted from 28% to 22% and ATC's ownership interest in Time Warner Telecom was diluted from 19% to 15%. As a result, WCI and ATC recognized pretax gains of approximately $53 million and $36 million, respectively. These gains have been included in interest and other, net, in the accompanying consolidated statements of operations for the three and six months ended June 30, 1999.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


5.   GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $4.9 billion of TWE's debt and accrued interest at June 30, 2000, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     The portion of TWE debt and accrued interest at June 30, 2000 that was guaranteed by each General Partner is set forth below (dollars in millions):


                                                                                       Total Guaranteed by
                                                                                      Each General Partner
                                                                                      --------------------
General Partner                                                                           %         Amount
---------------                                                                        -------      ------
WCI   ...................................................................               59.27       $2,917
ATC   ...................................................................               40.73        2,005
                                                                                       ------       ------
Total ...................................................................              100.00       $4,922
                                                                                       ======       ======

6.   COMMITMENTS AND CONTINGENCIES

     WCI is subject to various class action lawsuits as well as actions, that have been brought by various state attorneys general alleging collusive and other illegal pricing practices by the major record companies in their capacity as distributors of compact discs. Although management believes these cases are without merit, adverse jury verdicts could result in a material loss to WCI. Due to the lack of specificity to plaintiffs' claims, a range of loss is not determinable at this time.

     TWE is also subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. As described in Note 2 to the accompanying TWE consolidated financial statements, TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves.

     The General Partners and TWE are also subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the General Partners' financial statements.

7.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:


                                                                               Six Months Ended June 30,
                                                                     ------------------------------------------
                                                                            2000                       1999
                                                                      ----------------            --------------
                                                                       WCI        ATC             WCI        ATC
                                                                      -----      -----            ---        ---
                                                                                      (millions)
           Cash payments made for interest......................      $   5     $    -         $    6     $    -
           Cash payments made for income taxes, net.............         36         68            352        183
           Tax-related distributions received from TWE..........        168        116             82         56
           Noncash capital distributions, net...................        133         92            213        146

Noncash financing activities in 2000 included the settlement of WCI's note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.

                           Part II. Other Information

Item 1. Legal Proceedings.

     Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P., described on page I-24 of TWE's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). On July 13, 2000, the Georgia Court of Appeals affirmed the trial court's judgment. TWE filed a motion for reconsideration with the Court of Appeals, which the Court of Appeals denied on July 27, 2000. Defendants will seek certiorari from the Supreme Court of Georgia.

     Reference is made to Ottinger & Silvey et al. v. EMI Music Distribution, Inc., described on page I-25 of the 1999 Form 10-K. The defendants' motion to dismiss has been briefed and is pending before the Court.

     Reference is made to Digital Distribution Inc. d/b/a Compact Disc Warehouse
v. CEMA Distribution et al., and the related suits described on pages I-24 and I-25 of the 1999 Form 10-K. On June 15, 2000, the Court denied plaintiffs' motion for class certification. On June 28, 2000, plaintiffs applied for interlocutory review by the United States Court of Appeals for the Ninth Circuit. On July 17, 2000, the Ninth Circuit issued an order directing plaintiffs to move for voluntary dismissal of their application or to show cause why the application should not be dismissed, on the ground that the application was untimely filed. Plaintiffs have filed their response to the Ninth Circuit's Order to Show Cause.

     Bauman v. EMI Music Distribution et al., filed in Supreme Court of the State of New York, County of New York on May 12, 2000 and numerous other lawsuits have been brought in various state and federal courts by purported classes of direct and/or indirect purchasers of compact discs, including consumers, alleging vertical and/or horizontal conspiracies by distributors of compact discs, including Warner-Elektra-Atlantic Corp. ("WEA Corp."), to engage in price fixing in violation of state and federal law. Many of these lawsuits focus on the Consent Order signed by the major record companies with the Federal Trade Commission ("FTC") with respect to the FTC's investigation of minimum advertised price ("MAP") programs described on pages I-20 and I-24 of TWE's 1999 Form 10-K. The Consent Order was on public notice for comment until June 3 and is now before the FTC for final approval.

     On August 8, 2000, attorneys general of 30 states filed an action titled State of Florida et al. v. BMG Music et al., in the United States District Court for the Southern District of New York, alleging that a number of record distributors, including WEA Corp., and several record retailers had violated state and federal antitrust laws through the adoption and implementation of MAP programs.

     On April 12, 2000, Chambers et al. v. Time Warner Inc. et al., was filed in the United States District Court for the Southern District of New York. The plaintiffs, purportedly representing a class of recording artists, challenge whether defendants, including record companies within Warner Music Group, have a federal copyright in certain sound recordings created and published prior to 1972. Defendants have filed a motion to dismiss, as well as an opposition to plaintiffs' motion for class certification. Both motions are pending.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.
                --------

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

           (b)  Reports on Form 8-K.
                -------------------

     No Current Report on Form 8-K was filed by TWE during the quarter ended June 30, 2000.

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

                         TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         By: Warner Communications Inc.,
                               as General Partner


                         By:    /s/  Joseph A. Ripp
                         Name:  Joseph A. Ripp
                         Title: Executive Vice President and
                                Chief Financial Officer

                         AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                         By:    /s/  Joseph A. Ripp
                         Name:  Joseph A. Ripp
                         Title: Executive Vice President and
                                Chief Financial Officer


Dated:  August 14, 2000

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K



Exhibit No.    Description of Exhibit

10.1 Amendment No. 1 dated as of June 30, 2000 to the Credit Agreement dated as of November 10, 1997 among Time Warner Inc., Time Warner Companies, Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc., Time Warner Entertain-ment-Advance/Newhouse Partnership and TWI Cable Inc., as Credit Parties, The Chase Manhattan Bank, as Administrative Agent, Bank of America National Trust and Savings Association, The
               Bank of New York and Morgan Guaranty Trust Company of New York, as Documentation and Syndication Agents, Chase Securities, as Arranger, and the lenders party thereto from time to time (which is incorporated herein by reference to Exhibit 10.1 to Time Warner Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12259)).

10.2           Transaction  Agreement No. 4, dated as of July 12, 2000, among
               Advance Publications, Inc.,  Newhouse   Broadcasting Corporation,
               Advance/Newhouse Partnership, Time Warner Entertainment
               Company, L.P., Paragon Communications and Time Warner Entertainment-Advance/Newhouse Partnership and Related Side Letter (which is incorporated herein by reference to Exhibit
               10.4 to Time Warner Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12259)).


27.1           Financial Data Schedule with respect to the period ending
               June 30, 2000.

27.2 Restated Financial Data Schedule with respect to the period ending March 31, 2000.