Form 10-Q
period 2000-09-30
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2000-11-13
CIK 893657, 5910, 104650

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2000, or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ______________ to ____________ .

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
(Exact name of registrant            (State or other       (I.R.S. Employer
  as specified in its charter)       jurisdiction of     Identification Number)
                                     incorporation or
                                     organization)


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



                               INDEX TO FORM 10-Q





                                                                                   Page
                                                                               ---------------
                                                                                         TWE
                                                                                       General
                                                                                TWE    Partners
                                                                                ---    --------


PART I. FINANCIAL INFORMATION
Management's  discussion  and analysis of results of  operations  and
 financial condition............................................................  1       22
Consolidated  balance sheets at September 30, 2000 and December 31, 1999........  10      26
Consolidated  statements of  operations  for the three months and nine months
 ended September 30, 2000 and 1999..............................................  11      27
Consolidated statements of cash flows for the nine months ended September 30,
 2000 and 1999..................................................................  12      29
Consolidated statements of partnership capital and shareholders' equity for the
  nine months ended September 30, 2000 and 1999.................................  13      30
Notes to consolidated financial statements......................................  14      31




PART II. OTHER INFORMATION......................................................  38


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

Use of EBITA

        TWE evaluates operating performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American
Television and Communications Corporation in 1992, which created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

        As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

        For 2000, the significant, nonrecurring items included (i) a net pretax, investment-related gain of approximately $65 million recognized in the third quarter, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco,
(ii) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (iii) a $50 million pretax charge recognized in the second quarter related to the Six Flags Entertainment Corporation ("Six Flags") litigation,
(iv) a pretax gain of $10 million recognized in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (v) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

        For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $358 million recognized in the third quarter and approximately $1.118 billion recognized in the first nine months relating to the sale

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first three quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement.

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

RESULTS OF OPERATIONS

        EBITA and operating income are as follows:

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------   -------------------------------------
                                                                      Operating                              Operating
                                                     EBITA              Income           EBITA                 Income
                                                  -----------       --------------   -------------        ----------------
      Income
                                                  2000   1999       2000     1999    2000     1999         2000      1999
                                                  ----   ----       ----     -----   ----     ----         ----      ----
                                                                              (millions)
Filmed Entertainment-Warner Bros.(a)........      $215    $180      $185     $150    $  482     $658       $391       $567
Broadcasting-The WB Network.................       (15)    (24)      (17)     (25)      (67)     (95)       (71)       (98)
Cable Networks-HBO..........................       154     138       154      138       448      394        448        394
Cable(b)....................................       404     699       293      600     1,182    2,135        853      1,863
Digital Media...............................       (15)      -       (15)       -       (45)       -        (45)         -
                                                  ----   -----     -----     ----      -----   -----       ----     ------

Total.......................................      $743    $993      $600     $863    $2,000   $3,092     $1,576     $2,726
                                                  ====    ====      ====     ====    ======   ======     ======     ======
-----------
(a) Includes a net pretax,  investment-related gain of  approximately $65 million recognized  in the third  quarter of 2000,  a pre-
    tax  charge of $24  million recognized in the second  quarter of 2000 in  connection  with  the Six Flags litigation,  a  pretax gain of $10 million related to the partial  recognition of a deferred  gain in connection with the 1998 sale of Six Flags recog-
    nized in the first  quarter  of 2000  and in  each of  the first  three quarters of 1999 and a pretax gain of approximately $215 million recognized  in the first  quarter of 1999  relating  to the early  termination and settlement of a long-term, home video distribution agreement.
(b) Includes net pretax gains  related to the sale or exchange of certain cable television  systems and investments of approximately
    $358 million recognized in the third  quarter of 1999.  Similarly,  nine-month  results  include net pretax losses of $8 million in 2000 and net pretax gains of $1.118  billion in 1999.


Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Consolidated Results

        TWE had revenues of $3.494 billion and net income of $248 million for the three months ended September 30, 2000, compared to revenues of $3.474 billion and net income of $561 million for the three months ended September 30, 1999.

        As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items aggregated to a net pretax income of approximately $65 million in 2000, compared to approximately $368 million of net pretax income in 1999.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


        TWE's net income decreased to $248 million in 2000, compared to $561 million in 1999. However, excluding the effect of the nonrecurring items referred to earlier, net income decreased by $27 million to $183 million in 2000 from $210 million in 1999. As discussed more fully below, this decrease principally resulted from higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from certain investments accounted for under the equity method, offset in part by an overall increase in TWE's business segment operating income.

        As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $57 million and $39 million for the three months ended September 30, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

        Filmed Entertainment-Warner Bros. Revenues decreased to $1.686 billion in 2000, compared to $1.862 billion in 1999. EBITA increased to $215 million in 2000 from $180 million in 1999. Operating income similarly increased to $185 million in 2000 from $150 million in 1999 due to the one-time items. Revenues decreased primarily due to the 1999 initial off-network availability of the popular television series The Drew Carey Show. Revenues from theatrical operations were essentially flat, as the combination of higher worldwide DVD sales and domestic theatrical revenues offset lower international theatrical revenues, principally relating to last year's highly successful release of The Matrix.

        The operating results in both periods were affected by certain one-time items. The 2000 results include a net pretax, investment-related gain of $65 million. The 1999 results include a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of these items, EBITA and operating income decreased as a result of the decline in revenues, offset in part by lower film and television costs.

        Broadcasting-The WB Network. Revenues increased to $99 million in 2000, compared to $84 million in 1999. EBITA improved to a loss of $15 million in 2000 from a loss of $24 million in 1999. Operating losses decreased to $17 million in 2000 from $25 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were principally due to the revenue gains and lower promotion costs, which more than offset higher programming costs associated with the expanded programming schedule.

        Cable Networks-HBO. Revenues increased to $559 million in 2000, compared to $540 million in 1999. EBITA and operating income increased to $154 million in 2000 from $138 million in 1999. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income were higher principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

        Cable. Revenues increased to $1.288 billion in 2000, compared to $1.124 billion in 1999. EBITA, including the negative effect on operating trends of one-time gains recognized in 1999, decreased to $404 million in 2000 from $699 million in 1999. Operating income similarly decreased to $293 million in 2000 from $600 million in 1999 due to one-time gains. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The 1999 operating results of the Cable segment were affected by net pretax gains of approximately $358 million relating to the

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

        Digital Media. The Digital Media segment had $15 million of operating losses on $2 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

        Interest and Other, Net. Interest and other, net, increased to $214 million of expense in 2000, compared to $185 million of expense in 1999. Interest expense increased to $165 million in 2000, compared to $138 million in 1999 as a result of higher market interest rates on variable-rate debt. Other expense, net, increased to $49 million in 2000, compared to $47 million in 1999, primarily because of higher losses from certain investments accounted for under the equity method of accounting.

        Minority Interest. Minority interest expense increased to $62 million in 2000, compared to $60 million in 1999. Minority interest expense was affected by the allocation of a portion of the net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N") to the minority owners of that partnership. Excluding the effect of the 1999 gains, minority interest expense increased principally due to a lower allocation of losses in 2000 to a minority partner in The WB Network.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Consolidated Results

        TWE had revenues of $10.118 billion, income of $617 million before the cumulative effect of an accounting change and net income of $93 million for the nine months ended September 30, 2000, compared to revenues of $9.468 billion and net income of $1.640 billion for the nine months ended September 30, 1999.

        As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These items aggregated approximately $17 million of net pretax income in 2000, compared to approximately $1.363 billion of net pretax income in 1999. In addition, net income in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

        TWE had net income of $93 million in 2000, compared to net income of $1.640 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $148 million to $600 million in 2000 from $452 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses associated with TWE's asset securitization program.

Business Segment Results

        Filmed Entertainment-Warner Bros. Revenues increased to $4.705 billion in 2000, compared to $4.688 billion in 1999. EBITA, including the effect on operating trends of one-time items recognized in each period, decreased to $482

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


million in 2000 from $658 million in 1999. Operating income similarly decreased to $391 million in 2000 from $567 million in 1999 due to the one-time items. Revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Warner Bros.'s revenues from the distribution of theatrical product increased principally due to higher worldwide DVD sales, offset in part by lower revenues from worldwide theatrical operations, principally relating to last year's highly successful release of The Matrix. Warner Bros.'s revenues from the distribution of television product increased principally due to higher aggregate revenues from basic cable, broadcast network and international syndicated television exhibition, offset in part by lower revenues from domestic syndicated television exhibition relating to the 1999 initial off-network availability of the popular television series The Drew Carey Show.

        The operating results in both periods were affected by certain one-time items. The 2000 results include a net pretax, investment-related gain of $65 million, a pretax charge of $24 million relating to the Six Flags litigation and a $10 million pretax gain relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. The 1999 results include pretax gains of $30 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the impact of these items, EBITA and operating income increased principally as a result of the revenue gains and lower film costs, offset in part by lower results from domestic television syndication operations.

        Broadcasting-The WB Network. Revenues increased to $310 million in 2000, compared to $246 million in 1999. EBITA improved to a loss of $67 million in 2000 from a loss of $95 million in 1999. Operating losses decreased to $71 million in 2000 from $98 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were principally due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

        Cable Networks-HBO. Revenues increased to $1.683 billion in 2000, compared to $1.612 billion in 1999. EBITA and operating income increased to $448 million in 2000 from $394 million in 1999. Revenues benefited primarily from an increase in subscriptions. The increase in EBITA and operating income was principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

        Cable. Revenues increased to $3.799 billion in 2000, compared to $3.312 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $1.182 billion in 2000 from $2.135 billion in 1999. Operating income similarly decreased to $853 million in 2000 from $1.863 billion in 1999 due to the one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $8 million in 2000 and net pretax gains of approximately $1.118 billion in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        Digital Media. The Digital Media segment had $45 million of operating losses on $5 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

        Interest and Other, Net. Interest and other, net, increased to $640 million of expense in 2000, compared to $572 million of expense in 1999. Interest expense increased to $478 million in 2000, compared to $411 million in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, increased to $162 million in 2000, compared to $161 million in 1999. This marginal increase principally related to higher losses associated with TWE's asset securitization program, offset primarily by lower losses from certain investments accounted for under the equity method.

        Minority Interest. Minority interest expense decreased to $145 million in 2000, compared to $366 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the 1999 gains, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2000

Financial Condition

        At September 30, 2000, TWE had $6.5 billion of debt, $262 million of cash and equivalents (net debt of $6.2 billion) and $6.4 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

Cash Flows

        During the first nine months of 2000, TWE's cash provided by operations amounted to $2.172 billion and reflected $2.000 billion of business segment EBITA, $666 million of noncash depreciation expense and $221 million of proceeds from TWE's asset securitization program, less $417 million of interest payments, $81 million of income taxes, $56 million of corporate expenses and $161 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $2.205 billion in the first nine months of 1999 reflected $3.092 billion of business segment EBITA, $632 million of noncash depreciation expense and $20 million of proceeds from TWE's asset securitization program, less $394 million of interest payments, $84 million of income taxes, $54 million of corporate expenses and $1.007 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

        Cash used by investing activities was $1.500 billion in the first nine months of 2000, compared to $540 million in the first nine months of 1999, principally as a result of a decrease in cash proceeds from the sale of investments, higher capital expenditures and the absence in 2000 of the 1999 collection of TWE's $400 million loan to Time Warner. Capital expenditures increased to $1.436 billion in the first nine months of 2000, compared to $1.009 billion in the first nine months of 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)



        Cash used by financing activities was $927 million in the first nine months of 2000, compared to $1.517 billion in the first nine months of 1999. The use of cash in 2000 principally resulted from the payment of $684 million of capital distributions to Time Warner and $168 million of debt reduction. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million, the payment of $1.116 billion of capital distributions to Time Warner and $39 million of debt reduction.

        Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

        Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable segment amounted to $1.351 billion in the nine months ended September 30, 2000, compared to $910 million in the nine months ended September 30, 1999. Cable capital spending for the fourth quarter of 2000 is budgeted to be approximately $425 million, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow.

Warner Bros. Backlog

        Warner Bros.'s backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Warner Bros.'s backlog amounted to $2.737 billion at September 30, 2000, compared to $3.033 billion at December 31, 1999 (including amounts relating to licensing of film product to TWE's cable television networks of $254 million and to Time Warner's cable television networks of $612 million at September 30, 2000 and $365 million to TWE's cable television networks and $599 million to Time Warner's cable television networks at December 31, 1999).

        Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of September 30, 2000, including cash received under the securitization facility and other advanced payments, approximately $625 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

        TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

 .   For TWE's cable business,  more aggressive than expected  competition  from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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



                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                                     September 30,   December 31,
                                                                                         2000            1999
                                                                                     -------------   ------------
                                                                                               (millions)
ASSETS
Current assets
Cash and equivalents......................................................              $   262     $   517
Receivables, including $1.138 and $1.354 billion due from Time Warner,
   less allowances of $602 and $668 million................................               2,912       3,328
Inventories................................................................                 630         639
Prepaid expenses...........................................................                 200         246
                                                                                        -------      ------

Total current assets.......................................................               4,004       4,730

Noncurrent inventories and film costs......................................               2,526       2,855
Investments................................................................                 728         774
Property, plant and equipment..............................................               7,259       6,488
Cable television franchises................................................               5,322       5,464
Goodwill...................................................................               3,709       3,731
Other assets...............................................................                 781         801
                                                                                       --------     -------

Total assets...............................................................             $24,329     $24,843
                                                                                        =======     =======


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................             $ 1,858     $ 1,791
Participations payable.....................................................               1,072       1,258
Programming costs payable..................................................                 518         459
Debt due within one year...................................................                   6           6
Other current liabilities, including $1.106 billion and $893 million due to
 Time Warner...............................................................               2,628       2,209
                                                                                         ------       -----

Total current liabilities..................................................               6,082       5,723

Long-term debt.............................................................               6,487       6,655
Other long-term liabilities, including $1.368 and $1.292 billion due to
 Time Warner...............................................................               3,473       3,501
Minority interests.........................................................               1,846       1,815

Partners' capital
Contributed capital........................................................               7,349       7,338
Partnership deficit........................................................                (908)       (189)
                                                                                        -------      -------

Total partners' capital....................................................               6,441       7,149
                                                                                        -------     -------

Total liabilities and partners' capital....................................             $24,329     $24,843
                                                                                        =======     =======




See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                        Three Months          Nine Months
                                                                                     Ended September 30,    Ended September 30,
                                                                                    -------------------     -------------------
                                                                                     2000          1999      2000          1999
                                                                                     ----          ----      ----          ----
                                                                                                    (millions)


Revenues(a)..............................................................        $ 3,494      $ 3,474      $ 10,118    $ 9,468
                                                                                 -------      -------      -------     -------

Cost of revenues(a)(b)...................................................         (2,094)      (2,246)       (6,096)    (5,943)
Selling, general and administrative(a)(b)................................           (657)        (593)       (2,014)    (1,766)
Amortization of goodwill and other intangible assets.....................           (143)        (130)         (424)      (366)
Gain (loss) on sale or exchange of cable systems and investments(a)......              -          358            (8)     1,118
Gain on early termination of video distribution agreement................              -            -             -        215
                                                                                 -------       ------       -------     ------

Business segment operating income........................................            600          863         1,576      2,726
Interest and other, net(a)...............................................           (214)        (185)         (640)      (572)
Corporate services(a)....................................................            (19)         (18)          (56)       (54)
Minority interest........................................................            (62)         (60)         (145)      (366)
                                                                                 -------       ------        ------     ------

Income before income taxes and cumulative effect of accounting
   change................................................................            305          600           735      1,734
Income taxes.............................................................            (57)         (39)         (118)       (94)
                                                                                 -------       ------        ------     ------

Income before cumulative effect of accounting change.....................            248          561           617      1,640
Cumulative effect of accounting change...................................              -            -          (524)         -
                                                                                 -------      -------        ------     ------

Net income...............................................................        $   248      $   561      $     93    $ 1,640
                                                                                 =======      =======      ========    =======

---------------
(a) Includes the following income  (expenses)  resulting from  transactions with the partners of TWE and other related companies:
      Revenues...........................................................           $224         $150          $443       $422
      Cost of revenues...................................................           (111)         (62)         (258)      (198)
      Selling, general and administrative................................             (6)          (7)          (53)       (23)
      Gain on sale or exchange of cable systems and investments                        -          308             -        308
      Interest and other, net............................................             11           (8)           20         20
      Corporate services.................................................            (19)         (18)          (56)       (54)

(b) Includes depreciation expense of:....................................           $229         $226          $666       $632
                                                                                   =====         ====          ====       ====









See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                                 -------------------
                                                                                 2000           1999
                                                                                 ----           ----
                                                                                     (millions)
OPERATIONS
Net income...............................................................       $   93        $1,640
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change................................          524             -
   Depreciation and amortization.........................................        1,090           998
   Amortization of film costs............................................        1,160         1,397
   (Gain) loss on sale or exchange of cable systems and investments......            8        (1,118)
   Equity in losses of investee companies after distributions............          164           157
Changes in operating assets and liabilities..............................         (867)         (869)
                                                                                 -----        ------

Cash provided by operations..............................................        2,172         2,205
                                                                                ------        ------

INVESTING ACTIVITIES
Investments and acquisitions.............................................         (275)         (273)
Capital expenditures.....................................................       (1,436)       (1,009)
Investment proceeds......................................................          211           342
Collection of loan to Time Warner........................................            -           400
                                                                                 -----       -------

Cash used by investing activities........................................       (1,500)         (540)
                                                                                ------       -------

FINANCING ACTIVITIES
Borrowings...............................................................        1,250         1,854
Debt repayments..........................................................       (1,418)       (1,893)
Redemption of preferred stock of subsidiary..............................            -          (217)
Capital distributions....................................................         (684)       (1,116)
Other....................................................................          (75)         (145)
                                                                                ------        ------

Cash used by financing activities........................................         (927)       (1,517)
                                                                                ------        ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............................         (255)          148

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............................          517            87
                                                                                ------        ------

CASH AND EQUIVALENTS AT END OF PERIOD....................................       $  262       $   235
                                                                                =======      =======







See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)







                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                  2000           1999
                                                                                  ----           ----
                                                                                       (millions)

BALANCE AT BEGINNING OF PERIOD...........................................         $7,149       $5,107

Net income.................................................................           93        1,640
Other comprehensive income (loss)..........................................          (57)           6
                                                                                  ------     --------
Comprehensive income(a)....................................................           36        1,646

Distributions..............................................................         (760)        (383)
Allocation of income to Time Warner General Partners' Senior Capital.......            -          (24)
Other......................................................................           16           (4)
                                                                                  ------      -------

BALANCE AT END OF PERIOD...................................................       $6,441       $6,342
                                                                                  ======       ======
-------------------
(a) Comprehensive  income was $237 million for the three months ended  September
    30, 2000 and $520 million for the three months ended September 30, 1999.















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

        Financial information for TWE's various business segments is presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $143 million for the three months ended September 30, 2000 and $130 million for the three months ended September 30, 1999. On a year-to-date basis, noncash amortization of intangible assets recorded by TWE's business segments amounted to $424 million in 2000 and $366 million in 1999.

        Certain of Time Warner's wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B
Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of AT&T Corp. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

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

        TWE has adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net income for the nine months ended
September 30, 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



        The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. In addition, the European Union Commission approved the Merger on October 11, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary U.S. government regulatory approvals. There can be no assurance that such approvals will be obtained.

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

Filmed Entertainment Investment-Related Gains

        During the third quarter of 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco. This gain is included in business segment operating income in the accompanying consolidated statement of operations.

Gains (Losses) on Sale or Exchange of Cable Television Systems and Investments

        In 2000 and 1999, largely in an ongoing effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. In connection with these transactions, TWE's cable segment recognized net pretax losses of approximately $8 million for the nine months ended September 30, 2000. In 1999, net pretax gains were approximately $358 million in the third quarter and $1.118 billion

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


for the year-to-date period. Such amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

1999 Gain on Termination of Video Distribution Agreement

        In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this
distribution   agreement,   Warner  Bros.   recognized  a  net  pretax  gain  of
approximately $215 million, which has been included in business segment operating income in the accompanying consolidated statement of operations.

3.      INVENTORIES AND FILM COSTS

        Inventories and film costs consist of:

                                                                                    September 30,      December 31,
                                                                                        2000               1999
                                                                                    ------------       ------------
                                                                                               (millions)
Programming costs, less amortization....................................            $  806                $  854
Film costs-Theatrical:
   Released, less amortization..........................................               762                   924
   Completed and not released...........................................                78                    68
   In production........................................................               361                   468
   Development and pre-production.......................................                34                    59
Film costs-Television:
   Released, less amortization..........................................               105                   363
   Completed and not released...........................................               194                     9
   In production........................................................                78                     8
   Development and pre-production.......................................                 6                     5

Film costs-Library, less amortization...................................               469                   508
Merchandise.............................................................               263                   228
                                                                                     -----                ------

Total inventories and film costs........................................             3,156                 3,494
Less current portion of inventory.......................................               630                   639
                                                                                   -------                ------

Total noncurrent inventories and film costs.............................            $2,526                $2,855
                                                                                    ======                ======

        Approximately $798 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


market price of Time Warner Inc. common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of Time Warner Inc. common stock declines.

        During the nine months ended September 30, 2000, TWE accrued $471 million of tax-related distributions and $289 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $78.33 at September 30, 2000 and $72.31 at December 31, 1999. During the nine months ended September 30, 1999, TWE accrued $316 million of tax-related distributions and $67 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the nine months ended September 30, 2000, TWE paid distributions to the Time Warner General Partners in the amount of $684 million, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions. During the nine months ended September 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $489 million, consisting of $316 million of tax-related distributions and $173 million of stock option related distributions.

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

        Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 1999 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


                                                                                       Three Months             Nine Months
                                                                                    Ended September 30,     Ended September 30,
                                                                                    -------------------    --------------------
                                                                                     2000       1999        2000           1999
                                                                                     ----       ----        ----           ----
                                                                                                    (millions)
Revenues
Filmed Entertainment-Warner Bros.............................................      $1,686     $1,862        $ 4,705      $4,688
Broadcasting-The WB Network..................................................          99         84            310         246
Cable Networks-HBO...........................................................         559        540          1,683       1,612
Cable........................................................................       1,288      1,124          3,799       3,312
Digital Media................................................................           2          -              5           -
Intersegment elimination.....................................................        (140)      (136)          (384)       (390)
                                                                                   ------     -------         -----      ------

Total........................................................................      $3,494     $3,474        $10,118      $9,468
                                                                                   ======     ======        =======      ======

                                                                                       Three Months             Nine Months
                                                                                    Ended September 30,     Ended September 30,
                                                                                    -------------------     -------------------
                                                                                     2000      1999         2000           1999
                                                                                     ----      ----         ----           ----
                                                                                                    (millions)
EBITA(a)
Filmed Entertainment-Warner Bros.(b).........................................        $215       $180           $482        $658
Broadcasting-The WB Network..................................................         (15)       (24)           (67)        (95)
Cable Networks-HBO...........................................................         154        138            448         394
Cable(c).....................................................................         404        699          1,182       2,135
Digital Media................................................................         (15)         -            (45)          -
                                                                                    -----     ------         ------       -----

Total........................................................................        $743       $993         $2,000      $3,092
                                                                                     ====       ====         ======      ======
---------------
(a) EBITA   represents   business   segment   operating  income  before  noncash
    amortization  of  intangible   assets.   After  deducting   amortization  of
    intangible  assets,  TWE's business  segment  operating income for the third quarter was $600  million in 2000 and $863 million in 1999.  TWE's  business segment  operating  income for the first nine  months of the year was $1.576 billion in 2000 and $2.726 billion in 1999.
(b) Includes a net pretax,  investment-related gain of approximately $65 million recognized  in the third  quarter of 2000,  a pretax  charge of $24  million recognized in the second  quarter of 2000 in  connection  with the Six Flags litigation, a pretax gain of $10 million relating to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags  recognized in the first quarter of 2000 and in each of the first three quarters of 1999 and a pretax gain of  approximately  $215  million  recognized  in the first quarter  of 1999  relating  to the early  termination  and  settlement  of a long-term, home video distribution agreement.
(c) Includes net pretax gains  relating to the sale or exchange of certain cable television  systems of  approximately  $358 million in the third  quarter of
    1999. Similarly,  nine-month results include net pretax losses of $8 million in 2000 and net pretax gains of $1.118 billion in 1999.

                                                                                       Three Months            Nine Months
                                                                                    Ended September 30,     Ended September 30,
                                                                                    -------------------     -------------------
                                                                                     2000       1999         2000        1999
                                                                                     ----       ----         ----        ----
                                                                                                    (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.............................................      $  18      $  44        $  61        $109
Broadcasting-The WB Network..................................................          -          -            1           1
Cable Networks-HBO...........................................................          8          7           23          20
Cable........................................................................        203        175          580         502
Digital Media................................................................          -          -            1           -
                                                                                   -----     ------        -----        -----

Total........................................................................       $229       $226         $666        $632
                                                                                    ====       ====         ====        ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

                                                                                       Three Months            Nine Months
                                                                                    Ended September 30,     Ended September 30,
                                                                                    -------------------     -------------------
                                                                                      2000       1999         2000       1999
                                                                                      ----       ----         ----       ----
                                                                                                    (millions)
Amortization of Intangible Assets (a)
Filmed Entertainment-Warner Bros.............................................      $   30     $    30       $ 91        $ 91
Broadcasting-The WB Network..................................................           2           1          4           3
Cable Networks-HBO...........................................................           -           -          -           -
Cable........................................................................         111          99        329         272
Digital Media................................................................           -           -          -           -
                                                                                     ----        ----       ----        ----

Total........................................................................        $143        $130       $424        $366
                                                                                     ====        ====       ====        ====

(a) Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

6.      COMMITMENTS AND CONTINGENCIES

        TWE is subject to a civil action brought by a former cable television competitor in New York City alleging violations of the antitrust laws. The case is presently scheduled for trial in February 2001. Although management believes these allegations are without merit, an adverse jury verdict could result in a material loss to TWE. Due to the vague nature of both plaintiffs' claims and their assertions of damages, a range of loss is not determinable at this time.

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

7.      ADDITIONAL FINANCIAL INFORMATION

Cash Flows

        Additional financial information with respect to cash flows is as follows:

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                        -------------------
                                                                                        2000           1999
                                                                                        ----           ----
                                                                                             (millions)
        Cash payments made for interest....................................               $417          $394
        Cash payments made for income taxes, net...........................                 81            84
        Noncash capital distributions......................................                289            67

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


Interest and Other, Net

        Interest and other, net, consists of:

                                                                                      Three Months             Nine Months
                                                                                    Ended September 30,     Ended September 30,
                                                                                    -------------------     -------------------
                                                                                     2000       1999          2000         1999
                                                                                     ----       ----          ----         ----
                                                                                                    (millions)
        Interest expense................................                           $(165)     $(138)           $(478)    $(411)
        Other investment-related activity, principally net losses
         on corporate-related equity investees..........                             (41)       (35)            (102)     (122)
        Corporate finance-related activity, including losses on
         asset securitization programs..................                             (10)        (8)             (53)      (26)
        Miscellaneous...................................                               2         (4)              (7)      (13)
                                                                                  ------     ------           ------     -----
        Total interest and other, net...................                           $(214)     $(185)           $(640)    $(572)
                                                                                   =====     ======           ======     =====


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

                        TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

        WCI had revenues of $938 million and net income of $96 million in 2000, compared to revenues of $852 million and net income of $193 million in 1999. EBITA increased to $87 million in 2000 from $79 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $27 million in 2000 from $19 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from Madonna, The Corrs and Eric Clapton with B.B. King. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

        WCI's equity in the pretax income of TWE was $181 million in 2000, compared to $356 million in 1999. TWE's pretax income decreased in 2000 as compared to 1999 principally because of the effect of certain significant nonrecurring items recognized in each period, as described more fully in Note 3 to the accompanying consolidated financial statements. These nonrecurring items aggregated approximately $65 million of net pretax income in 2000, compared to approximately $368 million of net pretax income in 1999. Excluding the significant effect of these nonrecurring items, TWE's pretax income decreased principally as a result of higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from certain investments accounted for under the equity method of accounting, offset in part by an overall increase in TWE's business segment operating income.

        WCI's interest and other, net, was $35 million of expense in 2000, compared to $14 million of income in 1999. Interest expense was $3 million in 2000, compared to $2 million in 1999. There was other expense, net, of $32 million in 2000, compared to other income, net, of $16 million in 1999. Other expense, net, increased principally due to merger-related costs relating to Time Warner's recently terminated merger agreement with EMI Group plc ("EMI") and higher losses from certain investments accounted for under the equity method of accounting.

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

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

        WCI had revenues of $2.811 billion, income of $136 million before the cumulative effect of an accounting change and net loss of $66 million in 2000, compared to revenues of $2.616 billion and net income of $664 million in 1999. EBITA increased to $276 million in 2000 from $266 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $95 million in 2000 from $79 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from the Red Hot Chili Peppers, The Corrs, Eric Clapton with B.B. King, and matchbox twenty. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

        WCI's equity in the pretax income of TWE was $436 million in 2000, compared to $1.028 billion in 1999. TWE's pretax income decreased in 2000 as compared to 1999 because of the effect of certain significant nonrecurring

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


items recognized in each period, as described more fully in Note 3 to the accompanying consolidated financial statements. These nonrecurring items aggregated approximately $17 million of net pretax income in 2000, compared to approximately $1.363 billion of pretax income in 1999. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally as a result of an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method of accounting, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses associated with TWE's asset securitization program.

        Interest and other, net, was $205 million of expense in 2000, compared to $98 million of income in 1999. Interest expense was $9 million in 2000, compared to $7 million in 1999. There was other expense, net, of $196 million in 2000, compared to other income, net, of $105 million in 1999. Other expense, net, increased principally because of an approximate $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House, higher losses from certain investments accounted for under the equity method of accounting, merger-related costs relating to Time Warner's recently terminated merger agreement with EMI and the absence in 2000 of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom, a leading fiber facilities-based provider of integrated communications services and solutions.

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

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2000

Financial Condition

        WCI had $8.4 billion of equity at September 30, 2000, compared to $8.7 billion of equity at December 31, 1999. Cash and equivalents decreased to $98 million at September 30, 2000, compared to $107 million at December 31, 1999. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

        ATC had $1.9 billion of equity at September 30, 2000, compared to $2.1 billion of equity at December 31, 1999.

Senior Capital Distributions

        In July 1999, TWE paid a $627 million distribution to the General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Of the $627 million distribution, WCI and ATC received $372 million and $255 million, respectively.

Cash Flows

        During the first nine months of 2000, WCI's cash provided by operations amounted to $271 million and reflected $276 million of EBITA, $62 million of noncash depreciation expense, $405 million of distributions from TWE, less $37 million of proceeds repaid under WCI's asset securitization program, $10 million of interest payments, $12

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



million of income taxes ($68 million of which was paid to TW Companies under a tax sharing agreement) and $413 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. In the first nine months of 1999, WCI's cash provided by operations of $119 million reflected $266 million of EBITA, $54 million of noncash depreciation expense, $392 million of distributions from TWE (excluding $269 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), $90 million of proceeds received under WCI's asset securitization program, less $8 million of interest payments, $550 million of income taxes ($445 million of which was paid to TW Companies under a tax sharing agreement), and $125 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

        Cash used by investing activities was $132 million in the first nine months of 2000, compared to cash provided by investing activities of $156 million in 1999, principally as a result of the absence in 2000 of proceeds received from the distribution of TWE Senior Capital in 1999.

        Cash used by financing activities was $148 million in the first nine months of 2000, compared to $292 million in the first nine months of 1999, principally as a result of increased advances to TW Companies and decreased dividend payments.

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


                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                WCI                              ATC
                                                                      ------------------------        ----------------------------
                                                                      September 30,  December 31,     September 30,  December 31,
                                                                         2000          1999                2000          1999
                                                                      -------------  -----------      -------------  ------------
                                                                                              (millions)
ASSETS
Current assets
Cash and equivalents................................                  $     98       $    107          $    -         $      -
Receivables, less allowances of $262 and $290 million                    1,191          1,528               -                -
Inventories.........................................                       176            155               -                -
Prepaid expenses....................................                       867            727               -                -
                                                                      --------        -------          ------          -------

Total current assets................................                     2,332          2,517               -                -

Investments in and amounts due to and from TWE......                     2,444          2,476           1,929            2,170
Investments in TW Companies.........................                       103            103              60               60
Other investments...................................                     1,325          1,497             456              449
Music catalogues, contracts and copyrights..........                       710            779               -                -
Goodwill............................................                     3,505          3,612               -                -
Other assets, primarily property, plant and equipment                      530            497               -                -
                                                                      --------        -------          ------           ------

Total assets........................................                   $10,949        $11,481          $2,445           $2,679
                                                                       =======        =======          ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable......................                  $  1,018       $  1,115         $     -           $    -
Other current liabilities...........................                       432            534               -                -
                                                                       -------         ------         -------            -----

Total current liabilities...........................                     1,450          1,649               -                -

Long-term liabilities, including $811, $766, $574 and
   $542 million due to TW Companies.................                     1,057          1,095             574              542

Shareholders' equity
Common stock........................................                         1              1               1                1
Preferred stock of WCI, $.01 par value, 90,000 shares
   outstanding, $90 million liquidation preference..                         -              -               -                -
Paid-in capital.....................................                     9,932          9,926           2,341            2,338
Retained earnings (accumulated deficit).............                      (146)           833              88              172
                                                                       -------        -------       ---------           ------
                                                                         9,787         10,760           2,430            2,511

Due from TW Companies, net..........................                      (759)        (1,437)           (223)             (38)
Reciprocal interest in TW Companies stock...........                      (586)          (586)           (336)            (336)
                                                                       -------         ------          ------            ------

Total shareholders' equity..........................                     8,442          8,737           1,871            2,137
                                                                       -------         ------          ------            ------

Total liabilities and shareholders' equity..........                   $10,949        $11,481          $2,445           $2,679
                                                                       =======        =======          ======           ======

See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                                      WCI                 ATC
                                                                                --------------     -----------------
                                                                                2000        1999    2000        1999
                                                                                ----        ----    ----        ----
                                                                                            (millions)
Revenues(a)............................................                        $ 938        $852    $    -     $   -
                                                                                ----        ----    ------     -----

Cost of revenues(a)(b).................................                         (551)       (403)        -         -
Selling, general and administrative(a)(b)..............                         (300)       (370)        -         -
Amortization of goodwill and other intangibles.........                          (60)        (60)        -         -
                                                                               -----       -----    ------     -----

Business segment operating income......................                           27          19         -         -
Equity in pretax income of TWE(a)......................                          181         356       124       244
Interest and other, net(a).............................                          (35)         14         8         8
                                                                               -----       -----     -----     -----

Income before income taxes.............................                          173         389       132       252
Income taxes(a)........................................                          (77)       (196)      (50)     (113)
                                                                               -----        ----     -----     -----

Net income.............................................                        $  96        $193     $  82      $139
                                                                               =====        ====     =====      ====
------------------
(a)  Includes the following income  (expenses)  resulting from transactions with
     Time Warner, TW Companies, TWE or equity investees of the General Partners:

        Revenues.......................................                        $  46        $42     $   -     $    -
        Cost of revenues...............................                           (3)        (3)        -          -
        Selling, general and administrative............                           (7)       (12)        -          -
        Equity in pretax income of TWE.................                          (14)       (17)        -          -
        Interest and other, net........................                           (1)        33         -          -
        Income taxes...................................                          (31)      (161)      (27)       (97)

(b)  Includes depreciation expense of:.................                        $  21     $   19     $   -      $   -
                                                                               =====     ======     =====      =====











See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                                      WCI                 ATC
                                                                               ------------------   ----------------
                                                                                2000        1999    2000        1999
                                                                                ----        ----    ----        ----
                                                                                              (millions)
Revenues(a)............................................                         $2,811      $2,616  $     -     $   -
                                                                                ------      ------  -------     -----

Cost of revenues(a)(b).................................                         (1,487)     (1,314)       -         -
Selling, general and administrative(a)(b)..............                         (1,048)     (1,036)       -         -
Amortization of goodwill and other intangibles.........                           (181)       (187)       -         -
                                                                                ------      ------  -------     -----

Business segment operating income......................                             95          79        -         -
Equity in pretax income of TWE(a)......................                            436       1,028      299       706
Interest and other, net(a)(c)..........................                           (205)         98       29        56
                                                                                ------      ------  -------     -----

Income before income taxes and cumulative effect of accounting
     change............................................                            326       1,205      328       762
Income taxes(a)........................................                           (190)       (541)    (143)     (318)
                                                                                ------      ------  -------     -----

Income before cumulative effect of accounting change...                            136         664      185       444
Cumulative effect of accounting change, net of $135 million income tax benefit for WCI and $91 million income tax benefit
     for ATC...........................................                           (202)          -     (136)        -
                                                                                ------      ------  -------     -----

Net income (loss)......................................                         $  (66)     $  664   $   49     $ 444
                                                                                ======      ======  =======     =====
------------------
(a)  Includes the following income  (expenses)  resulting from transactions with
     Time Warner, TW Companies, TWE or equity investees of the General Partners:

        Revenues.......................................                          $ 189     $ 155    $    -   $     -
        Cost of revenues...............................                             (8)       (9)        -         -
        Selling, general and administrative............                            (12)      (22)        -         -
        Equity in pretax income of TWE.................                            (72)      (42)        -         -
        Interest and other, net........................                              1        92         -         -
        Income taxes...................................                            (68)     (445)      (95)     (280)

(b)  Includes depreciation expense of:.................                          $  62     $  54    $    -   $     -
                                                                                 =====     =====    ======   =======

(c) Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc.





See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                                      WCI                  ATC
                                                                               ----------------     ---------------
                                                                                2000      1999       2000      1999
                                                                                ----      ----       ----      ----
                                                                                            (millions)
OPERATIONS
Net income (loss)......................................                        $ (66)     $664     $  49      $444
Adjustments for noncash and nonoperating items:
    Cumulative effect of accounting change.............                          202         -       136         -
    Depreciation and amortization......................                          243       241         -         -
    Excess (deficiency) of distributions over equity in pretax
      income of TWE....................................                          (31)     (636)      (20)     (436)
    Equity in losses (income) of other investee companies after
      distributions....................................                           59        14       (13)       (4)
Changes in operating assets and liabilities............                         (136)     (164)      120       (18)
                                                                               -----      ----     -----      ----

Cash provided (used) by operations.....................                          271       119       272       (14)
                                                                               -----      ----     -----      ----

INVESTING ACTIVITIES
Investments and acquisitions...........................                          (21)      (37)        -         -
Capital expenditures...................................                         (111)     (101)        -         -
Investment proceeds....................................                            -        25         -         -
Proceeds received from distribution of TWE Senior Capital                          -       269         -       185
                                                                                ----      ----     -----      ----

Cash provided (used) by investing activities...........                         (132)      156        -        185
                                                                                ----      ----     -----      ----

FINANCING ACTIVITIES
Dividends..............................................                         (131)     (479)      (87)     (326)
Decrease (increase) in amounts due from TW Companies, net                        (17)      187      (185)      155
                                                                                ----      ----     -----      ----

Cash used by financing activities......................                         (148)     (292)     (272)     (171)
                                                                                ----      ----     -----      ----

DECREASE IN CASH AND EQUIVALENTS.......................                           (9)      (17)        -         -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD............                          107       160         -         -
                                                                                ----       ----    -----      ----

CASH AND EQUIVALENTS AT END OF PERIOD..................                         $ 98      $143    $    -    $    -
                                                                                ====      ====    ======    ======





See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                   (Unaudited)






                                                                                     WCI                 ATC
                                                                               ---------------    ----------------
                                                                               2000      1999     2000        1999
                                                                               ----      ----     ----        ----
                                                                                           (millions)
BALANCE AT BEGINNING OF PERIOD................................................$8,737    $7,701    $2,137    $1,482


Net income (loss).............................................................   (66)      664        49       444
Other comprehensive loss......................................................   (42)      (35)      (17)        -
                                                                              ------   -------  --------    ------
Comprehensive income (loss)(a)................................................  (108)      629        32       444

Increase in stock option distribution liability to
   TW Companies(b)............................................................  (171)      (40)     (118)      (27)
Dividends.....................................................................  (700)     (377)        -      (255)
Transfers to TW Companies, net................................................   678       187      (185)      155
Other.........................................................................     6         1         5       (2)
                                                                              ------   -------   -------     -----


BALANCE AT END OF PERIOD......................................................$8,442    $8,101    $1,871    $1,797
                                                                              ======    ======    ======    ======

------------------
(a) Comprehensive  income for WCI was $79  million  for the three  months  ended
    September 30, 2000 and $164 million for the three months ended September 30,
    1999.  Comprehensive  income for ATC was $80  million  for the three  months ended  September  30,  2000 and $130  million  for the  three  months  ended
    September 30, 1999.

(b) The  General   Partners   record   distributions   to  TW  Companies  and  a
    corresponding  receivable  from TWE as a result of the stock option  related distribution  provisions  of the TWE  partnership  agreement.  Stock  option distributions  of $171 million for WCI and $118 million for ATC were accrued in the first nine months of 2000.  For the first nine months of 1999,  stock option  distributions  accrued  were $40 million for WCI and $27 million for
    ATC.  These amounts were accrued  because of an increase in the market price of Time Warner common stock (Note 3).













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

        Time Warner and TWE have adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. Because WCI and ATC have investments in TWE and other Time Warner consolidated subsidiaries, which are accounted for under the equity method, net income for the nine months ended September 30, 2000 includes a one-time, noncash, after-tax charge of $202 million for WCI and $136 million for ATC. These charges have been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

        The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. In addition, the European Union Commission approved the Merger on October 11, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary U.S. government regulatory approvals. There can be no assurance that such approvals will be obtained.

Warner-EMI Music Merger

        In January 2000, Time Warner and EMI Group plc ("EMI") announced they had entered into an agreement to combine their global music operations into two 50-50 joint ventures, to be referred to collectively as Warner EMI Music. On October 5, 2000, Time Warner and EMI terminated the merger agreement and withdrew their application seeking approval of the transaction from the European Union Commission. Time Warner and EMI intend to continue discussions with each other, the European Union Commission and other regulatory authorities in order to attempt to agree to a combination which is acceptable to all parties. There can be no assurance that these parties will be able to reach an agreement.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


        In connection with the proposed merger, WCI has been incurring one-time, merger-related costs, which are permitted to be capitalized in accordance with generally accepted accounting principles. In the third quarter of 2000,because the merger agreement was terminated, WCI expensed all of its previously capitalized merger-related costs. These costs have been classified in interest and other, net, in the accompanying consolidated statement of operations.

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

        In March 2000, WCI recorded a $115 million noncash pretax charge to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in interest and other, net, in the accompanying consolidated statement of operations.

3.  TWE

        The General Partners' investment in and amounts due to and from TWE at September 30, 2000 and December 31, 1999 consists of the following:

September 30, 2000                                                                        WCI        ATC
------------------                                                                        ---        ---
                                                                                            (millions)
Investment in TWE..........................................................             $1,947     $1,372
Stock option related distributions due from TWE............................                811        557
Other net liabilities due to TWE, principally related to home video distribution          (314)         -
                                                                                        ------     ------
Total......................................................................             $2,444     $1,929
                                                                                        ======     ======

December 31, 1999                                                                         WCI        ATC
-----------------                                                                        ----        ---
                                                                                            (millions)
Investment in TWE..........................................................             $2,342     $1,644
Stock option related distributions due from TWE............................                766        526
Other net liabilities due to TWE, principally related to home video distribution          (632)         -
                                                                                       ------      ------
Total......................................................................             $2,476     $2,170
                                                                                        ======     ======

Partnership Structure and Allocation of Income

        TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital and residual equity capital of TWE and 100% of the junior priority capital of TWE. TW Companies holds 11.22% of the pro rata priority capital and residual equity capital limited partnership interests. The remaining 25.51% limited partnership interests in the pro rata priority capital and residual equity capital of TWE are held by a subsidiary of AT&T Corp.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Summarized Financial Information of TWE

        Set forth below is summarized financial information of TWE.

                                                                                        Three Months           Nine Months
                                                                                     Ended September 30,   Ended September 30,
                                                                                    -------------------   -------------------
                                                                                    2000           1999    2000          1999
                                                                                    ----           ----    ----          ----
                                                                                                  (millions)

Operating Statement Information
Revenues...............................................                            $3,494       $3,474     $10,118    $9,468
Depreciation and amortization..........................                              (372)        (356)     (1,090)     (998)
Business segment operating income(a)...................                               600          863       1,576     2,726
Interest and other, net(b).............................                              (214)        (185)       (640)     (572)
Minority interest......................................                               (62)         (60)       (145)     (366)
Income before income taxes and cumulative effect of accounting
    change.............................................                               305          600         735     1,734
Cumulative effect of accounting change.................                                 -            -        (524)        -
Net income.............................................                               248          561          93     1,640
------------------
(a) Includes a net pretax,  investment-related gain of approximately $65 million recognized  in the third  quarter of 2000,  a pretax  charge of $24  million recognized in the second  quarter of 2000 in  connection  with the Six Flags litigation, a pretax gain of $10 million relating to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags  recognized in the first quarter of 2000 and in each of the first three quarters of 1999 and a pretax gain of  approximately  $215  million  recognized  in the first quarter  of 1999  relating  to the early  termination  and  settlement  of a long-term,  home video  distribution  agreement.  In addition,  includes net pretax gains  relating to the sale or exchange of certain  cable  television systems  of  approximately  $358  million  in the  third  quarter  of  1999.
    Similarly,  nine-month  results  include net pretax  losses of $8 million in
    2000 and net pretax gains of $1.118 billion in 1999.
(b) Includes $26 million of additional interest expense recognized in the second quarter of 2000 in connection with the Six Flags litigation.


                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                     2000          1999
                                                                                     ----          ----
                                                                                         (millions)
Cash Flow Information
Cash provided by operations................................................        $2,172        $2,205
Investments and acquisitions...............................................          (275)         (273)
Capital expenditures.......................................................        (1,436)       (1,009)
Investment proceeds........................................................           211           342
Collection of loan to Time Warner..........................................             -           400
Borrowings.................................................................         1,250         1,854
Debt repayments............................................................        (1,418)       (1,893)
Redemption of preferred stock of subsidiary................................             -          (217)
Capital distributions......................................................          (684)       (1,116)
Other......................................................................           (75)         (145)
Increase (decrease) in cash and equivalents................................          (255)          148

                                                                                September 30,    December 31,
                                                                                    2000             1999
                                                                                ------------     ------------
                                                                                         (millions)
Balance Sheet Information
Cash and equivalents.......................................................        $  262       $   517
Total current assets.......................................................         4,004         4,730
Total assets...............................................................        24,329        24,843
Total current liabilities..................................................         6,082         5,723
Long-term debt ............................................................         6,487         6,655
Minority interests.........................................................         1,846         1,815
Partners' capital..........................................................         6,441         7,149

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Capital Distributions

        The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 2000 and December 31, 1999, the General Partners had recorded $1.368 billion and $1.292 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $78.33 and $72.31, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 2000, the General Partners received distributions from TWE in the amount of $684 million, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions. During the nine months ended September 30, 1999, the General Partners received distributions from TWE in the amount of $1.116 billion, consisting of $627 million of Senior Capital distributions (representing the return of $454 million of contributed capital and the distribution of a $173 million priority capital return), $316 million of tax-related distributions and $173 million of stock option related distributions. Of such aggregate distributions in 2000 and 1999, WCI received $405 million and $661 million, respectively, and ATC received $279 million and $455 million, respectively.

Significant Items and Transactions

        The comparability of TWE's summarized financial information has been affected by a number of significant items and transactions occurring in all periods. These transactions are summarized below. For a more comprehensive description of these transactions, see Note 2 to the accompanying TWE consolidated financial statements.

        For 2000, the significant, nonrecurring items included (i) a net pretax, investment-related gain of approximately $65 million recognized in the third quarter, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco,
(ii) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (iii) a $50 million pretax charge recognized in the second quarter related to the Six Flags Entertainment Corporation ("Six Flags") litigation,
(iv) a pretax gain of $10 million recognized in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (v) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

        For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $358 million recognized in the third quarter and approximately $1.118 billion recognized in the first nine months relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first three quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement.

4.   GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

        In May 1999, Time Warner Telecom Inc. ("Time Warner Telecom"), a leading fiber facilities-based provider of integrated communications services and solutions, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). In connection with the Time Warner Telecom IPO and certain related transactions, WCI's ownership interest in Time Warner Telecom was diluted from 28% to 22% and ATC's ownership interest in Time

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Warner Telecom was diluted from 19% to 15%. As a result, WCI and ATC recognized pretax gains of approximately $53 million and $36 million, respectively. These gains have been included in interest and other, net, in the accompanying consolidated statements of operations for the three and nine months ended September 30, 1999.

5.   GENERAL PARTNER GUARANTEES

        Each General Partner has guaranteed a pro rata portion of approximately $5.2 billion of TWE's debt and accrued interest at September 30, 2000, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

        The portion of TWE debt and accrued interest at September 30, 2000 that was guaranteed by each General Partner is set forth below (dollars in millions):

                                                         Total Guaranteed by
                                                        Each General Partner
                                                        --------------------
General Partner                                            %         Amount
---------------                                          -------     ------
WCI ...................................................  59.27       $3,054
ATC ...................................................  40.73        2,099
                                                         ------      ------
Total.................................................. 100.00       $5,153
                                                        ======       ======

6.   COMMITMENTS AND CONTINGENCIES

        WCI is subject to various class action lawsuits as well as actions that have been brought by various state attorneys general alleging collusive and other illegal pricing practices by the major record companies in their capacity as distributors of compact discs. Although management believes these cases are without merit, adverse jury verdicts could result in a material loss to WCI. Due to the lack of specificity to plaintiffs' claims, a range of loss is not determinable at this time.

        TWE is subject to a civil action brought by a former cable television competitor in New York City alleging violations of the antitrust laws. The case is presently scheduled for trial in February 2001. Although management believes these allegations are without merit, an adverse jury verdict could result in a material loss to TWE. Due to the vague nature of both plaintiffs' claims and their assertions of damages, a range of loss is not determinable at this time.

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

        The General Partners and TWE are also subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on the General Partners' financial statements.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


7.   ADDITIONAL FINANCIAL INFORMATION

        Additional financial information with respect to cash flows is as follows:

                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                             2000                 1999
                                                                                        -------------         ------------
                                                                                        WCI       ATC         WCI      ATC
                                                                                        ---       ---         ---      ---
                                                                                                     (millions)
        Cash payments made for interest.....................                           $  10    $   -       $  8     $  -
        Cash payments made for income taxes, net............                              12       95        550      280
        Tax-related distributions received from TWE.........                             279      192        187      129
        Noncash capital distributions, net..................                             171      118         40       27

        Noncash financing activities in 2000 included the settlement of WCI's note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.

                           Part II. Other Information

Item 1.   Legal Proceedings

        Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., described on page I-24 of TWE's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") and page 39 of TWE's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q"). On August 16, 2000, defendants filed a petition for certiorari with the Supreme Court of Georgia seeking review of the decision of the Georgia Court of Appeals that had affirmed the trial court's judgment. The Court is expected to act on the petition by the end of the year.

        Reference is made to the Consent Order signed by Warner Music Group and the other major record companies with the Federal Trade Commission ("FTC") with respect to the FTC's investigation of minimum advertised price programs, described on pages I-20 and I-24 of TWE's 1999 Form 10-K and page 39 of the June 30, 2000 Form 10-Q. On September 6, 2000, the FTC gave its final approval of the Consent Order.

        Reference is made to Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution et al., and the related suits, described on page I-24 of TWE's 1999 Form 10-K and page 39 of the June 30, 2000 Form 10-Q. On September 22, 2000, the United States District Court of Appeals for the Ninth Circuit denied the plaintiffs' application for review of the district court's denial of the motion for class certification. On October 23, 2000, defendants filed a motion for summary judgment. Trial in this matter is now scheduled for early next year.

        Reference is made to the actions pending in various Federal district courts alleging claims of price fixing in the recorded music industry, described on page 39 of the June 30, 2000 Form 10-Q under Bauman v. EMI Music Distribution et al. The Federal actions have been consolidated for pretrial proceedings and transferred for such purpose to the United States District Court for the District of Maine. A number of similar cases are pending in various state courts around the country, although the cases are generally at a very preliminary stage of the proceedings.

        Reference is made to State of Florida et al. v. BMG Music et al., described on page 39 of the June 30, 2000 Form 10-Q. The attorneys general of 12 additional states, along with Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands, have since joined the lawsuit. This action has been consolidated in the United States District Court for the District of Maine with the Federal actions described in the preceding paragraph.

     Reference is made to Chambers et al. v. Time Warner Inc. et al., described on page 39 of the June 30, 2000 Form 10-Q. On August 28, 2000, the Court orally granted Time Warner's motion to dismiss.

     Reference is made to Bartholdi Cable Company, Inc. v. Time Warner Inc. et al., described on page I-25 of TWE's 1999 Form 10-K. Trial has been set to commence February 5, 2001.

     Reference is made to Parker et al. v. Time Warner Entertainment et al., described on page I-25 of TWE's 1999 Form 10-K. On October 2, 2000, the Magistrate Judge issued a recommendation to grant the defendants' motion to deny class certification as to the claims for money damages.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.
             --------

        The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

        (b)  Reports on Form 8-K.
             -------------------

        No Current Report on Form 8-K was filed by TWE during the quarter ended September 30, 2000.

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

                              TIME WARNER ENTERTAINMENT COMPANY, L.P.
                              By: Warner Communications Inc.,
                                        as General Partner


                              By:       /s/  Joseph A. Ripp
                                     ------------------------------------------
                              Name:  Joseph A. Ripp
                              Title: Executive Vice President and
                                      Chief Financial Officer

                              AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                               By:       /s/  Joseph A. Ripp
                                      -----------------------------------------
                               Name:  Joseph A. Ripp
                              Title:  Executive Vice President and
                                       Chief Financial Officer


Dated: November 10, 2000

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K




Exhibit No.    Description of Exhibit

27             Financial Data Schedule.