Form 10-K405
period 2000-12-31
TIME WARNER ENTERTAINMENT CO L P; AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2001-04-02
CIK 893657, 5910, 104650

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 001-12878

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE:
 EXHIBITS 99.1 AND 99.2 TO AOL TIME WARNER INC.'S CURRENT REPORT ON FORM 8-K/A
                DATED JANUARY 11, 2001 (FILED FEBRUARY 9, 2001)

________________________________________________________________________________

                           Time Warner Entertainment Company, L.P.
                                Corporate Organization Chart

Included in the Form 10-K for Time Warner Entertainment Company, L.P. ("TWE") is a chart illustrating TWE's corporate organization, providing the following information:

AOL Time Warner Inc. owns 100% of the AOL Time Warner General and Limited Partners.(1)

TWE is 25.51% owned by the AT&T Limited Partner(2) and 74.49%-owned by the AOL Time Warner General and Limited Partners.(3)

TWE owns 100% of Time Warner Cable, Networks--HBO and The WB, and Filmed Entertainment--Warner Bros., and 64.8% of the TWE--A/N Partnership (Cable). The TWE--A/N Partnership is also 1.9%-owned by TWI Cable and 33-1/3%-owned by Advance/Newhouse.(4)

-----------
(1) AOL Time Warner directly or indirectly owns 100% of the capital stock of each of the AOL Time Warner General and Limited Partners.

(2) Interest held by AT&T Corp.'s subsidiary, Media One TWE Holdings, Inc.

(3) Pro rata priority capital and residual equity interests. In addition, the AOL Time Warner General Partners own 100% of the priority capital interests that are junior to the pro rata priority capital interests. See Note 10 to TWE's consolidated financial statements included in AOL Time Warner's Current Report on Form 8-K/A dated Janaury 11, 2001 (filed February 9, 2001).

(4) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART I

ITEM 1. BUSINESS

    Time Warner Entertainment Company, L.P. ('TWE') is engaged principally in three fundamental areas of business:

     Cable, consisting principally of interests in cable television systems;

     Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and

     Networks, consisting principally of interests in pay cable television programming and broadcast television networks.

    In 2001, TWE's digital media properties have been allocated to the business segments responsible for managing these operations going forward. Prior to 2001, TWE's digital media properties were treated as a separate business segment.

    The Time Warner Cable division of TWE also manages substantially all of the cable television systems owned by AOL Time Warner Inc., a Delaware corporation ('AOL Time Warner'), and the combined cable television operations are conducted under the name of Time Warner Cable.

    TWE is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by Time Warner Inc. ('Time Warner') prior to such time. Currently, AOL Time Warner, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ('MediaOne'), a subsidiary of AT&T Corp. ('AT&T'). AOL Time Warner and AT&T have been engaged in discussions regarding AT&T's interest in TWE. In addition, AT&T has delivered to AOL Time Warner and TWE notice of its exercise of certain rights under the TWE partnership agreement that could result in a public sale or the purchase by TWE of some or all of AT&T's interest in TWE. See 'Description of Certain Provisions of the TWE Partnership Agreement -- Registration Rights' at page I-15 herein.

    Two AOL Time Warner subsidiaries are the general partners of TWE (the 'AOLTW General Partners'). In accordance with the partnership's governing documents, as a result of MediaOne's August 1999 notice of intent to terminate its covenant not to compete with TWE, MediaOne's right to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited, significant matters affecting TWE as a whole.

    In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') known as TWE-A/N. As of December 31, 2000, TWE-A/N owned cable television systems (or interests) serving approximately 6.7 million subscribers. TWE is the managing partner of TWE-A/N, which is owned 64.8% by TWE, 33.3% by Advance/Newhouse and 1.9% by TWI Cable Inc.

THE AOLTW GENERAL PARTNERS

    At the time TWE was capitalized, thirteen direct or indirect wholly owned subsidiaries of Time Warner contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner's Warner Bros., Home Box Office and cable television businesses to TWE for general partnership interests. During late 1993 through 1994, nine of the thirteen original general partners were merged or dissolved into the other four, and in 1997 two additional companies were merged. As a result, Warner Communications Inc. ('WCI,' a subsidiary of AOL Time Warner) and American Television and Communications Corporation ('ATC,' a subsidiary of AOL Time Warner) are the two remaining general partners of TWE. They have succeeded to the general partnership interests of all of the other former general partners. TWE does not have any ownership interest in the businesses or assets of the AOLTW Gerneral Partners.

    The principal assets of the AOLTW General Partners currently include, in addition to their interests in TWE: WCI's ownership of substantially all of the Warner Music Group ('WMG'), which produces and distributes recorded music and owns and administers music copyrights; WCI's 50% interest in DC Comics, a New York general partnership which is 50% owned by TWE ('DC Comics'); WCI's 99.90% interest in Time Warner Entertainment Japan Inc., a corporation organized under the laws of Japan ('TWE Japan'); certain securities of Turner Broadcasting System, Inc. ('TBS') which in the aggregate represent an equity interest of approximately 10.6% in TBS; a 37% aggregate interest in Time Warner Telecom Inc.; and 7.66% of the common stock of Time Warner Companies, Inc., the assets of which consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE.

AOL-TIME WARNER MERGER

    AOL Time Warner was formed in connection with the merger of America Online, Inc. ('America Online') and Time Warner, which was consummated on January 11, 2001 (the 'Merger' or the 'AOL-Time Warner merger'). As a result of the Merger, America Online and Time Warner each became wholly owned subsidiaries of AOL Time Warner.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes certain 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors.
More detailed information about those factors is set forth on page F-11 of 'Management's Discussion and Analysis of Results of Operations and Financial Condition.' TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                                     CABLE

    TWE's Cable business consists principally of interests in cable television systems managed by Time Warner Cable, a division of TWE. Of the approximately
12.8 million subscribers served by Time Warner Cable at December 31, 2000, approximately 1.8 million are in systems owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of AOL Time Warner, and approximately 11 million are in systems owned or managed by TWE. TWE's cable systems include approximately
6.7 million subscribers in the joint venture between TWE and Advance/Newhouse known as TWE-A/N; 1.1 million of these TWE-A/N subscribers are part of the Texas Cable Partners 50-50 joint venture with AT&T. TWE-A/N is owned 33.3% by Advance/Newhouse, 64.8% by TWE and 1.9% by TWI Cable. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N.

                               SYSTEMS OPERATIONS

    Time Warner Cable is one of the largest operators of cable television systems in the United States with more than 90% of its customers served by clustered cable systems with 100,000 subscribers or more. As of December 31, 2000, Time Warner Cable had 35 distinct geographic system groupings serving more than 100,000 subscribers. This clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels, and the roll-out of advanced services over a geographically concentrated customer base.

    Over the past several years, Time Warner Cable has pursued a strategy of upgrading its existing cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. By year-end 2000, Time Warner Cable had completed the upgrade of approximately 92% of its cable plant. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability with improved network management systems. Upgrading also permits Time Warner Cable to roll out new advanced services, including digital and high-definition television ('HDTV') programming, high-speed Internet service, video-on-demand, telephony and other services.
See 'New Cable Services' below.

FRANCHISES

    Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels; provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See 'Regulation and Legislation' below.

PROGRAMMING

    Programming is generally made available to customers by tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable's systems has been expanding as system upgrades are completed. As Time Warner Cable rolls out digital services in its systems, the number of channels of video programming a customer may elect to receive are further increased such that over 150 video channels are available.

    Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, A&E and ESPN, and premium cable services like HBO, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of a specific agreement, the cost of providing any cable programming service may continue to rise. Time Warner Cable sometimes has the right to cancel contracts and generally has the right not to renew them. In addition, Time Warner Cable may not always be able to renew contracts when it wishes to do so. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE CHARGES AND ADVERTISING

    Subscribers to Time Warner Cable's cable systems are charged monthly subscription fees based on the level of service selected, which fees in some cases include equipment charges. Subscription revenues account for most of Time Warner Cable's revenues. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates ended on March 31, 1999, rates for 'basic' programming and for equipment and installation continue to be regulated pursuant to federal law. See 'Regulation and Legislation' below.

    Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Subscribers may discontinue purchasing services at any time. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge.

    Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. The clustering of Time Warner Cable's systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Eighteen of Time Warner Cable's 39 field divisions participate in a local cable advertising interconnect.

LOCAL NEWS CHANNELS

    Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13), Rochester, NY (R/News), and Austin (News 8 Austin). Preparations are underway to launch news channels in Houston, San Antonio, Charlotte, Raleigh, Syracuse and Albany. These channels have developed into successful vehicles for local advertising.

                               NEW CABLE SERVICES

DIGITAL CABLE SERVICES

  Digital Tier Service

    During 2000, Time Warner Cable continued its aggressive roll-out of digital cable service in its cable systems. As of December 31, 2000, Time Warner Cable had more than 1.7 million digital service subscribers. As of March 1, 2001, 38 of Time Warner Cable's 39 field divisions are offering digital cable and the one remaining division is expected to commence offering digital service in 2001. A digital format allows a signal to be compressed so that it occupies less bandwidth, which substantially increases the number of channels that can be provided over a system. The digital set-top boxes delivered to subscribing customers will offer a digital programming tier with the potential for more than 100 networks, 40 CD-quality music services, more pay-per-view options, more channels of multiplexed premium services, a digital interactive program guide, and other features such as parental control options.

  HDTV

    Pursuant to FCC order, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Time Warner Cable's upgraded hybrid fiber optic/coaxial cable architecture should provide a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals that will be broadcast by television stations owned and operated by the ABC, CBS, NBC and Fox networks, and also by nearly all public television stations, in Time Warner Cable's operating areas. Time Warner Cable is seeking similar arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV versions of HBO and Showtime in certain areas.

  Video-on-Demand

    By adding digital servers and software to its digital television service platform, Time Warner Cable will be able to offer network-based video-on-demand services, including 'virtual' VCR features such as pause, rewind and fast forward. Time Warner Cable began testing of video-on-demand equipment in 1999 in its Austin, Texas; Tampa Bay, Florida; and Hawaii systems, and provided a movies on demand service on a trial basis to customers in those systems during 2000. Additional testing is continuing in 2001. Time Warner Cable is negotiating with a number of studios to obtain video-on-demand distribution rights for movies to support commercial launches. Depending on the results of the foregoing, video-on-demand services are expected to be launched in a number of additional locations in 2001.

INTERNET SERVICES

  Road Runner

    To date, Time Warner Cable has offered the Road Runner high-speed Internet service as its sole cable modem service providing high-speed Internet services to customers. Customers connect their personal computers to Time Warner Cable's two-way hybrid fiber optic/coaxial cable system which, together with the Road Runner backbone network, enables customers to access the Internet and Road Runner's content at speeds much greater than traditional telephone modems.

    The Road Runner service, as of March 1, 2001, has been launched by Time Warner Cable in 36 of its 39 field divisions. In January 2001, Time Warner Cable's Road Runner customer base exceeded 1,000,000 customers, a significant milestone for the service. Time Warner Cable intends to continue aggressively rolling out the Road Runner service throughout its divisions during 2001.

    Starting in 1998, Road Runner was provided by a joint venture (the 'RR JV') of TWE, TWE-A/N, TWI Cable, MediaOne, and subsidiaries of Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq'). The agreements between the RR JV and Time Warner Cable restricted Time Warner Cable's ability to distribute the services of other Internet service providers ('ISPs') over Time Warner Cable's cable systems. In connection with AT&T's acquisition of MediaOne, the Department of Justice ordered the divestiture of MediaOne's interest in the RR JV. As a result, in December 2000, AT&T and Time Warner announced that the Road Runner service would be restructured and that the RR JV will terminate. This restructuring, under which TWE, TWE-A/N and TWI Cable will obtain sole ownership and control of certain RR JV assets, is expected to be completed during the second quarter of 2001. Microsoft's and Compaq's interests in the RR JV were acquired by the RR JV in February 2001.

  Multiple ISP Services

    In connection with the announcement of the AOL-Time Warner merger, Time Warner and America Online entered into a Memorandum of Understanding in February 2000. Time Warner committed that it would enter into agreements with multiple ISPs to offer its customers a choice of ISP services, including services not owned by AOL Time Warner. During 2000, Time Warner Cable began the technical and operational work necessary to develop a cable platform capable of providing the services of multiple ISPs and, during the summer, began working with a number of ISPs and vendors on a trial of its multiple ISP service platform in Columbus, Ohio.

    Time Warner Cable's first definitive agreement with an unaffiliated ISP, EarthLink, was entered into in November 2000 and Time Warner Cable expects to commence launching the EarthLink service in its divisions in the second half of 2001. Discussions with other ISPs regarding distribution terms have also commenced. America Online and Time Warner Cable have also entered into a definitive agreement to provide the AOL service over Time Warner Cable's broadband cable system, and Time Warner Cable expects to commence launching the AOL service in the same timeframe as the launch of the EarthLink service. Time Warner Cable's provision of the AOL service and its obligation to make multiple ISP service available to its customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the AOL-Time Warner merger. (See 'Regulation and Legislation' below, for a description of these terms).

                                  COMPETITION

    Cable television systems face strong competition for viewers and subscriptions from a wide variety of news, information and entertainment providers. These include multichannel video providers like DTH, MMDS, SMATV systems (which are described immediately below) and telephone companies, other sources of video programs (such as broadcast television and videocassettes), and additional sources for news, entertainment and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars.

    DTH (Direct-to-home). DTH services offer pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. In many metropolitan areas, DTH services now also include local broadcast signals.

    MMDS/Wireless Cable (Multichannel microwave distribution services). Wireless cable operators, including digital wireless operators, use microwave technology to distribute video programming.

    SMATV (Satellite-master antenna television). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable television systems.

    Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas, including municipally-owned systems.

    Telephone Companies. Under the 1996 Telecommunications Act, telephone companies are now free to enter the retail video distribution business within their local exchange service areas, including through DTH, MMDS and SMATV, as traditional franchised cable system operators, or as operators of 'open video systems' subject to certain local authorizations and local fees.

    Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment including over-the-air television broadcast reception, live events, movie theaters, home video products, and the Internet.

    'On-Line' Competition. Time Warner Cable's systems face competition in its cable modem services from a variety of companies that service customers with various other forms of 'on-line' services, including DSL high-speed Internet access services and dial-up services over ordinary telephone lines. Monthly prices of these ISPs are often comparable to cable offerings. Other developing new technologies, such as Internet access via satellite or wireless connections, compete with cable and cable modem services as well.

                              FILMED ENTERTAINMENT

    TWE's Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, license rights to TWE's programs and characters and operate motion picture theaters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE.

WARNER BROS. FEATURE FILMS

    Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros. Pictures' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

    Warner Bros. Pictures' strategy focuses on building movie franchises, which will continue with the planned expansion of The Matrix into a series of films and the introduction in 2001 of the first of a planned series of Harry Potter motion pictures. Warner Bros. Pictures also is pursuing a strategy to release films with a diversified mix of genres, talent and budgets. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2000, Warner Bros. Pictures released a total of 22 motion pictures for theatrical exhibition (including the re-release of The Exorcist), of which 7 were wholly financed by Warner Bros. Pictures and 15 were produced by or with others. 2000 releases from Warner Bros. Pictures (both wholly financed and co-produced) included A Perfect Storm, Miss Congeniality and Space Cowboys. A total of 33 motion pictures are currently slated to be released during 2001 (including the re-release of Superman), of which 5 are wholly financed by Warner Bros. Pictures, and 28 are produced by or with others.

    Warner Bros. Pictures' joint venture arrangements include: (i) Bel-Air Entertainment, a joint venture with Canal+ to co-finance the production, overhead and development costs of motion pictures; (ii) a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures;
(iii) an exclusive worldwide distribution arrangement with Alcon Entertainment; and (iv) an arrangement with Gaylord Entertainment ('Gaylord') to co-finance the production of motion pictures with medium to high budgets, and with Gaylord's wholly-owned subsidiary, Pandora Investments SARL, to co-finance the production of lower budget pictures.

    Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. ('Morgan Creek') through June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures and certain foreign distribution services for selected pictures. Warner Bros. Pictures has entered into a distribution arrangement with Franchise Entertainment LLC ('Franchise') under which it will obtain domestic distribution rights in certain motion pictures produced by Franchise.

HOME VIDEO

    Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes and DVDs containing the filmed entertainment product produced or distributed by TWE's Warner Bros. Pictures, WarnerVision Entertainment and Home Box Office divisions. WHV also distributes other companies' product for which it has acquired the rights.

    WHV sells and/or licenses its product in the United States and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international countries, WHV's product is distributed through licensees. Videocassette product is manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties.

    In North America, WHV released nine titles on videocassette for home rental in 2000 whose sales and licensed units exceeding one million units each, including: The Green Mile, The Whole Nine Yards, and Three Kings. Additionally, WHV released eleven titles on videocassette in the North American sell-through market that generated sales of more than one million units each, including The Perfect Storm, How the Grinch Stole Christmas (animated) and Pokemon -- The Movie.

    During 2000, DVDs further increased their presence in the North American and international markets. Since inception of the format, WHV has released over 850 titles on DVD, led by The Matrix with worldwide sales in excess of seven million units.

TELEVISION

    Warner Bros. is one of the world's leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has approximately 6,500 feature films, 32,000 television titles, and 13,500 animated titles (including 1,500 classic animated shorts).

    Warner Bros.' television programming is primarily produced by Warner Bros. Television ('WBTV'), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions ('Telepictures'), which specializes in reality-based and talk/variety series for the syndication markets. Returning network primetime series from WBTV include, among others, ER, Friends, The Drew Carey Show, Whose Line Is It Anyway? and the Emmy-award winning series, The West Wing. Telepictures has successfully launched, among others, The Rosie O'Donnell Show.

    Warner Bros. Animation is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.', Turner Broadcasting System's and DC Comics' libraries, including Looney Tunes and the Hanna-Barbera libraries.

BACKLOG

    Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of TWE's filmed entertainment companies amounted to $2.913 billion at December
 31, 2000, compared to $3.033 billion at December 31, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $381 million and $365 million as of December 31, 2000 and December 31, 1999, respectively, and to AOL Time Warner's cable television networks of $634 million and $599 million as of December 31, 2000 and 1999, respectively). The backlog excludes advertising barter contracts.

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

    In January 2001, TWE announced that it intends to sell or close its domestic Warner Bros. Studio Store operations. International operations, consisting of 53 stores operated by franchisees and licensees in 13 countries and territories as of December 31, 2000, will continue, although it is anticipated that the number of franchised international stores will decrease substantially in 2001.

                                  COMPETITION

    The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisuretime activities, including video games, the Internet and other computer-related activities for viewers' attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Many of the major film and television producers, including TWE's filmed entertainment divisions, have been accelerating their production schedules in preparation for possible strikes by actors and writers in connection with the re-negotiation of the Screen Actors Guild and Writers Guild of America collective bargaining agreements which expire on June 30 and May 1 of 2001, respectively. If such strikes occur and continue for a sustained period, businesses related to the production, distribution and exploitation of filmed entertainment products, including TWE's filmed entertainment businesses, may be adversely affected.

                                    NETWORKS

    TWE's Networks business consists principally of the multichannel HBO and Cinemax pay television programming services (collectively, the 'Home Box Office Services'), operated by the Home Box Office division of TWE ('Home Box Office'), and The WB Television Network ('The WB'), a broadcast television network. The WB is operated as a limited partnership in which WB Communications (a division of TWE) holds a majority interest in the network and is the network's managing general partner.

                                HOME BOX OFFICE

    HBO is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 36.9 million subscriptions, as of December 31, 2000. Both HBO and Cinemax are made available in a multichannel format. Together with various joint ventures, Home Box Office also distributes HBO-branded services in Latin America, Asia and Eastern Europe.

    The Home Box Office Services distribute their programming via cable and other distribution technologies, including satellite distribution, and generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry them. Being commercial-free, the Home Box Office Services generate their revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis.

    A majority of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios, and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films' box office performances.

    HBO also defines itself by the exhibition of award-winning pay television original movies and mini-series, sporting events such as boxing matches, sports documentaries and sports news programs, as well as dramatic and comedy specials and series, such as The Sopranos, and Sex and the City, concerts, family programming and documentaries.

    Home Box Office produces Everybody Loves Raymond, now in its fifth season on CBS. Divisions of Home Box Office also produce programming for HBO and for other networks. HBO Sports, a division of Home Box Office, operates TVKO Pay-Per-View from HBO, an entity that distributes pay-per-view prize fights and other pay-per-view programming.

                           THE WB TELEVISION NETWORK

    The WB now airs 13 hours of prime time series programming six nights per week. The network's line-up includes veteran drama series 7th Heaven, Dawson's Creek, Buffy the Vampire Slayer, Felicity, Roswell, Angel and Charmed, as well as the new critically acclaimed series Gilmore Girls. Kids' WB! airs 19 hours of programming per week with strip programming airing weekday mornings and afternoons, along with a weekend line-up of original programming that includes the Pokemon series.

    As of March 1, 2001, 83 primary and four secondary affiliates provide coverage for The WB in the top 100 markets. Additional coverage of approximately
6.6 million homes in 101 markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators in markets 101-212.

    Advertising revenue on The WB is comprised of consumer advertising, which is sold exclusively on a national basis, with local affiliates of The WB selling local advertising. Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the 'CPM,' which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPM's are influenced by the quantitative and qualitative characteristics of The WB's audience as well as overall advertiser demand in the marketplace.

    Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an 11% interest in the network and the balance is owned by a division of TWE.

                            OTHER NETWORK INTERESTS

    TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 68 million homes at December 31, 2000.

    TWE also holds a 50% interest in Court TV, which was available in approximately 53 million homes at December 31, 2000. Court TV is an advertiser-supported basic cable television service whose programming includes coverage of live and taped courtroom trials during the day and an expanded schedule focused on crime and criminal justice genre television series in prime time.

                                  COMPETITION

    Each of the Networks competes with other television programming services for distribution on the limited number of channels available on cable and other television systems. All of the Networks compete for viewers' attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The WB competes for advertising with numerous direct competitors and other media.

                           REGULATION AND LEGISLATION

    TWE's cable television system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission ('FCC'), and the cable television system business is also subject to regulation by some state governments and substantially all local governments in which TWE has cable systems. In addition, in connection with regulatory clearance of the AOL-Time Warner merger, AOL Time Warner and its subsidiaries, including TWE's cable system and Internet businesses, are subject to compliance with the terms of the Consent Decree (the 'Consent Decree') issued by the Federal Trade Commission ('FTC'), the Order to Hold Separate issued by the FTC and the Memorandum Opinion and Order ('Order') issued by the FCC. TWE is also subject to an FTC consent decree (the 'Turner Consent Decree') as a result of the FTC's approval of Time Warner's acquisition of Turner Broadcasting System, Inc. in 1996.

    The following is a summary of the terms of these orders as well as current significant federal, state and local laws and regulations affecting the growth and operation of these businesses. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, TWE.

                               FTC CONSENT DECREE

    On December 14, 2000, the FTC issued a Consent Decree that imposes certain requirements that Time Warner Cable must follow in providing its subscribers with a choice of multiple Internet Service Providers ('ISPs') as part of its cable modem service. The Consent Decree terminates after five years.

    The Consent Decree provides that, in each of Time Warner Cable's 20 largest divisions, Time Warner Cable cannot make available an 'affiliated broadband ISP' (e.g., America Online), other than Road Runner, until Earthlink (an unaffiliated
ISP) is made available by Time Warner Cable in that division. Once an affiliated ISP, such as America Online, is made available in one of these Time Warner Cable divisions, that division must enter into two additional agreements with unaffiliated ISPs within 90 days. These agreements must be approved by the FTC.

    In the remaining Time Warner Cable divisions, there is no requirement that Earthlink be made available before Time Warner Cable can begin providing service from an affiliated broadband ISP. However, once an affiliated broadband ISP is offered, Time Warner Cable must enter into agreements within 90 days with three additional unaffiliated broadband ISPs to serve those divisions. These agreements must be approved by the FTC. Earthlink's agreement with Time Warner Cable has been approved by the FTC.

    The Consent Decree prohibits Time Warner Cable from discriminating against unaffiliated ISPs on the basis of affiliation in negotiations with unaffiliated cable broadband ISPs. However, Time Warner Cable may decline either to negotiate or to enter into agreements with ISPs based on cable broadband capacity constraints, cable broadband technical considerations or other cable broadband business considerations. The Consent Decree prohibits Time Warner Cable from interfering, on the basis of affiliation, with any content passed along bandwidth used by a non-affiliated ISP pursuant to its ISP agreement with Time Warner Cable, or from discriminating on the basis of affiliation in the transmission of content that Time Warner Cable has contracted to deliver to its subscribers. Furthermore, the Consent Decree prohibits Time Warner Cable from interfering with any interactive television signals, triggers or content that Time Warner Cable has agreed to carry.

    The Consent Decree requires America Online to continue to offer and promote digital subscriber line service in areas served by Time Warner Cable on terms similar to the terms offered in areas not served by Time Warner Cable. America Online is also prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers.

                           FTC ORDER TO HOLD SEPARATE

    On December 14, 2000, the FTC issued an Order to Hold Separate (the 'HSO') that requires AOL Time Warner to hold separate and apart the businesses of America Online and Road Runner and prohibits the use of America Online in any way to advantage Road Runner and vice-versa. Joint marketing or advertising activities, cross-links or references to each other's services, the offering of similar formats or designs, and the hiring of each other's employees are specifically prohibited. The HSO terminates cable division-by-division as each Time Warner Cable division satisfies the conditions of the Consent Decree related to multiple ISPs described above.

                        FCC MEMORANDUM OPINION AND ORDER

    On January 11, 2001, the FCC issued an Order imposing certain requirements over a five-year period regarding Time Warner Cable's provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide ISP customers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP (e.g., America Online) to reach an unaffiliated ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance (e.g., caching, quality of service mechanisms).

    The FCC's Order also imposes conditions regarding possible future enhancements to America Online's instant messaging service. The Order prohibits America Online from offering 'advanced' instant messaging services (which are defined as streaming video applications that are not upgrades to America Online's current instant messaging products) that utilize a names and presence database ('NPD') over Time Warner Cable broadband facilities unless America Online satisfies one of three conditions: (i) America Online implements an industry-wide standard for server-to-server interoperability; (ii) America Online contracts with at least one unaffiliated provider of NPD based instant messaging services before offering 'advanced' instant messaging and, within 180 days thereafter, enters into two additional such contracts; or (iii) America Online demonstrates that these conditions no longer serve the public interest due to materially changed circumstances, e.g., if America Online shows that it has not been a dominant provider of NPD services for at least four consecutive months.

    In addition, the FCC's Order prohibits AOL Time Warner from entering into any agreement with AT&T that gives any ISP affiliated with AOL Time Warner exclusive carriage rights on any AT&T cable system for broadband ISP services or that affects AT&T's ability to offer rates or other carriage terms to ISPs that are not affiliated with AOL Time Warner. The Order also requires AOL Time Warner to notify the FCC of any increase in its ownership interest in General Motors and/or Hughes Electronics within 30 days of such increase.

                           TURNER FTC CONSENT DECREE

    TWE is also subject to the terms of a consent decree (the 'Turner Consent Decree') entered in connection with the FTC's approval of the acquisition of Turner Broadcasting System, Inc. ('TBS') by Time Warner in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by TWE. Various other conditions remain in effect, including certain restrictions which prohibit TWE from offering programming upon terms that (1) condition the making available of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the making available of, or the carriage terms for, CNN, WTBS and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a TBS video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

    Other conditions of the Turner Consent Decree prohibit Time Warner Cable from requiring, as a condition of carriage, that any national video programming vendor provide a financial interest in its programming service or that such programming vendor provide exclusive rights against any other multichannel programming distributor. In addition, Time Warner Cable may not discriminate on the basis of affiliation in the selection, terms or conditions of carriage for national video programming vendors. The Turner Consent Decree expires in 2006.

                            CABLE SYSTEM REGULATION

    FEDERAL LAWS. The Communications Act of 1934, as amended (the 'Act') regulates the business of operating cable television systems, including, with respect to: (i) cable systems rates for basic service, equipment and installation (cable rates for nonbasic service tiers have not been regulated since March 31, 1999); (ii) access to cable channels for public, educational and governmental programming and for leased access; (iii) horizontal and vertical ownership of cable systems; (iv) consumer protection and customer service requirements; (v) franchise renewals; (vi) television broadcast signal carriage requirements and retransmission consent; (vii) technical standards;
(viii) certain restrictions regarding ownership of cable television systems and
(ix) privacy of customer information.

   Rate Regulation. The FCC's rate regulations assess the reasonableness of existing basic service rates, although cable operators can, in some cases, justify rates above the applicable benchmarks. The regulations also address future basic service rate increases. Local franchising authorities are generally empowered to order a reduction of existing rates that exceed the maximum permitted level for basic service and associated equipment, and refunds can be required. If a cable operator can establish that it is subject to 'effective competition' from other multi-channel video providers (e.g., DBS) in a community, rate regulation ceases.

   Signal Carriage and Retransmission Consent. The Act allows commercial television broadcast stations that are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for consent to carry the station. Broadcast stations may seek monetary or non-monetary compensation in return for granting retransmission consent. Local non-commercial television stations are also generally given mandatory carriage rights. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained retransmission consent agreements for the current three year election cycle, which ends December 31, 2002, with the majority of broadcasters, but certain broadcasters have only agreed to short-term arrangements to permit continued negotiations. If Time Warner Cable and a particular broadcaster cannot agree on retransmission consent terms, the broadcaster could require Time Warner Cable to cease carriage of the broadcaster's signal, possibly for an indefinite period.

   Ownership. Local exchange telephone companies ('LECs') generally may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area, although they may operate cable television systems in those areas. LECs and others also may operate 'open video systems' ('OVS') which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where TWE operates cable systems, including New York City, Milwaukee, Kansas City and a number of cities in Texas. Current FCC rules also restrict cable/television station cross-ownership in a given location. Time Warner Cable is currently a party to a federal court litigation challenging the validity of this requirement. Under the Act, cable operators are also generally prohibited from having common ownership, control or interest in MMDS facilities or SMATV systems with overlapping service areas, except in limited circumstances. There is also an ongoing rulemaking before the FCC to determine whether cable operators should be restricted from owning or operating a competing direct broadcast satellite service ('DBS').

   Horizontal and Vertical Ownership Limits. Pursuant to the Act, the FCC had adopted limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC's rule imposes a limit of 30% of all cable, DBS and other multi-channel video provider subscribers nationwide. Pursuant to the Act, the FCC also adopted rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Those rules have now been invalidated by the Court of Appeals for the District of Columbia and remanded to the FCC for further consideration.

    In addition to the Act, cable television systems are also subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

    STATE AND LOCAL REGULATION. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive (and municipalities are entitled to operate competing systems), granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the Act to a maximum of 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

    RENEWAL OF FRANCHISES. In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Act require the municipality to take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future. The Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

                               NETWORK REGULATION

    Under the Act and its implementing regulations, vertically integrated cable programmers like the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip').

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

MANAGEMENT AND OPERATIONS OF TWE

    PARTNERS. The limited partnership interests in TWE are held by the Class A Partners consisting of a subsidiary of AT&T, MediaOne and wholly owned subsidiaries of AOL Time Warner and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of AOL Time Warner (the 'AOLTW General Partners').

    BOARD OF REPRESENTATIVES. The business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by subsidiaries of AOL Time Warner (the 'AOLTW Representatives') and representatives appointed by AT&T (the 'AT&T Representatives').

    The AOLTW Representatives control all Board decisions except for certain limited, significant matters affecting TWE as a whole, which matters also require the approval of the AT&T Representatives.

    The managing general partners, both of which are wholly owned subsidiaries of AOL Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the AOLTW Representatives without the approval of the AT&T Representatives.

    CABLE MANAGEMENT COMMITTEE. Prior to August 1999, the businesses and operations of the cable television systems ('Cable Systems') of TWE and the TWE-A/N Partnership were governed by a Cable Management Committee (the 'Management Committee') comprised of six voting members, three designated by MediaOne and three designated by TWE. In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses, including its rights to membership on the Management Committee, terminated immediately and irrevocably. However, MediaOne retains its representation on the TWE Board of Representatives as described above.

    DAY-TO-DAY OPERATIONS. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's principal divisions is managed on a day-to-day basis by the officers of such division.

CERTAIN COVENANTS

    COVENANT NOT TO COMPETE. AT&T ceased to be bound by the covenant not to compete as of August 2000. For so long as any other partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any AOLTW General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the principal lines of business of TWE -- cable television systems, pay cable programming networks and filmed entertainment, subject to certain exceptions (which include TBS and its businesses). The covenant not to compete also does not prohibit (i) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (ii) any party from engaging in the telephone or information services business.

    TRANSACTIONS WITH AFFILIATES. Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

    Within 60 days after June 30, 1999, and within 60 days after the last day of each 18 month period after June 30, 1999, the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm (appointed jointly by an investment banking firm chosen by TWE and an investment banking firm chosen by the Class A Partners) so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect whether or not to register such interests. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE elects not to register such interests, the Class A Partners shall have the right to put the interests to be registered to TWE at their Appraised Value and TWE will be required to pay the fees and expenses of the underwriters. Upon exercise of either TWE's purchase option or the Class A Partners put option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at a relevant price determined by the investment bank referred to above, subject to certain adjustments.

    On February 28, 2001, AT&T delivered to TWE its request that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. AT&T has agreed to suspend the process described in the preceding paragraph until at least March 15, 2001 and, through the date of this report, no further implementation of this process has subsequently occurred while the parties have continued their ongoing discussions regarding AT&T's interest in TWE.

    In addition to the foregoing, AT&T will have the right to exercise an additional demand registration right beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers and effects the sale of securities pursuant to a previously exercised demand registration right.

    At the request of any AOLTW General Partner, TWE will effect a public offering of the partnership interests of the AOLTW General Partners or reconstitute TWE as a corporation and register the shares held by the AOLTW General Partners. In any such case, the Class A Partners will have standard 'piggy-back' registration rights.

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

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

    CHANGE IN CONTROL PUT. Upon the occurrence of a change in control of AOL Time Warner, at the request of AT&T, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of AT&T at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of AOL Time Warner shall be deemed to have occurred:

        (x) whenever, in any three-year period, a majority of the members of the Board of Directors of AOL Time Warner elected during such three-year period shall have been so elected against the recommendation of the management of AOL Time Warner or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of AOL Time Warner in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual or threatened election contest (as such terms are used in

    Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

        (y) whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions), or otherwise beneficially owns voting securities of AOL Time Warner that represent in excess of 50% of the voting power of all outstanding voting securities of AOL Time Warner generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of AOL Time Warner within 30 days after the date of such acquisition or public announcement.

    The consummation of the AOL-Time Warner merger did not constitute a 'change in control' of Time Warner under the foregoing provisions.

    ASSIGNMENT OF PUT RIGHTS, ETC. TWE, with the consent of such assignee, may assign to AOL Time Warner, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by AT&T and the right to receive the partnership interests in payment therefor.

    With respect to any of the put rights of AT&T, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to AOL Time Warner, by AOL Time Warner). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

RESTRICTIONS ON TRANSFER BY AOLTW GENERAL PARTNERS

    AOLTW GENERAL PARTNERS. Any AOLTW General Partner is permitted to dispose of any partnership interest (and any AOLTW General Partner and any parent of any AOLTW General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) AOL Time Warner would own, directly or indirectly, not less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by AOL Time Warner, and
(iii) a subsidiary of AOL Time Warner would be a managing general partner of TWE.

    No other dispositions are permitted, except that AOL Time Warner may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which AOL Time Warner must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

    TWE's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See page F-10 under the caption 'Foreign Currency Risk Management' herein. See also
Note 1, 'Organization and Summary of Significant Accounting Policies -- Foreign Currency Translation' and Note 13, 'Derivative Financial Instruments -- Foreign Currency Risk Management' to TWE's consolidated financial statements set forth at pages F-7 and F-26, respectively, of Exhibit 99.1 to AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9, 2001), which is incorporated herein by reference. For the revenues of international operations, see Note 14 'Segment Information' to TWE's consolidated financial statements set forth at page F-27 of Exhibit 99.1 to AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9, 2001), which is incorporated herein by reference.

                                   EMPLOYEES

    At December 31, 2000, TWE employed a total of approximately 32,000 persons.

               BUSINESSES OF THE AOL TIME WARNER GENERAL PARTNERS

    WCI conducts substantially all of AOL Time Warner's vertically integrated worldwide recorded music business and worldwide music publishing business under the umbrella name Warner Music Group. The other General Partner does not conduct operations independent of its ownership interest in TWE and certain other investments.

                                     MUSIC

    In the United States and around the world, WCI, through its wholly owned Warner Music Group division ('WMG'), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music. In the fall of 2000, Time Warner announced that it had terminated its previously-announced agreement to combine WMG's global music operations with that of Britain's EMI Group plc.

                                 RECORDED MUSIC

    In the United States, AOL Time Warner's recorded music business is principally conducted through WMG's Warner Bros. Records Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and London-Sire Records Inc. and their affiliated labels, as well as through the WEA Inc. companies. WMG's recorded music activities are also conducted in over 70 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

    The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and DVDs for WMG's record labels, Warner Home Video and outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), an independent distribution company specializing in alternative rock, metal, hip hop and dance music with a focus on new artists.

DOMESTIC

    WMG's major record labels in the United States -- Warner Bros., Atlantic, Elektra and London-Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, rap, reggae, latin, folk, blues, gospel and Christian music. Among the artists that resulted in significant U.S. sales for WMG during 2000 were: Yolanda Adams, Barenaked Ladies, Green Day, Don Henley, Faith Hill, Kid Rock, Linkin Park, Madonna, matchbox twenty, Tim McGraw, Red Hot Chili Peppers and Third Eye Blind.

    WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. WEA Manufacturing is also the largest manufacturer of DVDs in the world. Ivy Hill prints material that is included with CDs, DVDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, market and sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. CDs and audio cassettes are also increasingly being sold directly to consumers through Internet retailers such as amazon.com and CDnow.

    In January 2000, WMG entered into a consent order with the Federal Trade Commission with respect to the FTC's investigation of WMG's practices related to minimum advertised prices. Among other things, WMG has agreed that for seven years it will not make the receipt of any funds for cooperative advertising of its recorded music product contingent upon the price or price level at which such product is advertised or promoted.

    In addition to newly released records, each of WMG's labels markets and sells albums from its extensive catalogs of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records specializes in compilations and reissues of previously released music.

    WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by joint ventures such as Maverick, 143 and Strictly Rhythm. Through a 50/50 joint venture, WMG and Sony Music Entertainment Inc. operate The Columbia House Company, a direct marketer of CDs, audio and videocassettes in North America.

    WMG has actively pursued new media opportunities in the physical and digital arenas. It has been a driving force in establishing the DVD Audio format, launched in fall 2000, which improves on the CD by providing higher fidelity and six-channel surround sound. WMG has also made its recordings available for commercial digital downloading and by licensing its repertoire to Webcasters, such as Launch, MTV and ARTISTdirect, and digital 'locker' services, such as Musicbank and MP3.com. WMG's record labels' online sites collectively experience the second-largest traffic volume among all the major music companies.

INTERNATIONAL

    The Warner Music International ('WMI') division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in over 70 countries around the world. WMI engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 2000 were generated by the following artists: All Saints, Cher, Eric Clapton, Enya, Yuki Koyanagi, Luis Miguel, Laura Pausini, Alejandro Sanz and Helene Segara.

    In most cases, WMI also markets and distributes the records of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs and DVDs for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs.

                                MUSIC PUBLISHING

    WMG's music publishing companies, Warner/Chappell, own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers including Madonna, Eric Clapton, Jewel, George and Ira Gershwin, Radiohead and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

    Warner/Chappell also owns Warner Bros. Publications, one of the world's largest publishers of printed music, which includes CPP/Belwin, acquired in 1995. Warner Bros. Publications markets publications throughout the world containing the works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin and containing works from the Chrysalis, Zomba and Universal music publishing catalogs.

    The principal source of revenues to Warner/Chappell is license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

                                  COMPETITION

    The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and also by Web sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from WMG. In response, the recorded music industry has engaged in a coordinated effort to develop secure technologies for digital music delivery. Competition in the music publishing business is also intense. Although WMG's music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG's music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world.

                                     OTHER

TIME WARNER TELECOM

    Time Warner Telecom Inc. ('Time Warner Telecom') is a leading fiber facilities-based integrated communications provider that offers a wide range of business telephony services in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable and completed an initial public offering of 20% of its equity securities in May 1999. The AOLTW General Partners' aggregate equity interest in Time Warner Telecom as of January 31, 2001 was approximately 37%.

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

TURNER BROADCASTING SYSTEM, INC.

    In October 1996, Time Warner consummated the acquisition of TBS by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The AOLTW General Partners collectively own a 10.6% economic interest in TBS. Through its subsidiaries, TBS owns and operates domestic and international entertainment networks, including TBS Superstation, Turner Network Television
(TNT), Cartoon Network and Turner Classic Movies; and news networks, including CNN, Headline News, CNN International (CNNI), CNN en Espanol, CNNfn and CNN/Sports Illustrated. TBS also has interests in sports franchises and motion picture operations.

TWE JAPAN

    WCI currently owns 99.90% of TWE Japan as a result of a reorganization which was completed in the first quarter of 2001. In the reorganization, WCI acquired all of the interest in TWE Japan previously held by a subsidiary of AT&T and TWE Japan acquired the interests held by Toshiba and ITOCHU. TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

ITEM 2. PROPERTIES

NETWORKS -- HBO, FILMED ENTERTAINMENT AND CABLE

    The following table sets forth certain information as of December 31, 2000 with respect to the principal properties (over 250,000 square feet in area) owned or leased by TWE's Networks -- HBO, Filmed Entertainment and cable television businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE:

                                                              APPROXIMATE
                                                              SQUARE FEET          TYPE OF OWNERSHIP;
        LOCATION                   PRINCIPAL USE           FLOOR SPACE/ACRES    EXPIRATION DATE OF LEASE
        --------                   -------------           -----------------    ------------------------
New York, NY              Business offices                 350,000 sq. ft.    Leased by TWE.
  1100 and 1114           (HBO)                            and 244,000 sq.    Leases expire in 2018.
  Ave. of the                                              ft.
  Americas

Burbank, CA               Sound stages, administrative,    3,303,000          Owned by TWE.
  The Warner Bros.        technical                        sq. ft. of
  Studio                  and dressing room                improved
                          structures, screening            space on 158
                          theaters, machinery and          acres(a)
                          equipment facilities, back
                          lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)

Baltimore, MD             Warehouse (Filmed                387,200 sq. ft.    Owned by TWE.
  White Marsh             Entertainment)

Valencia, CA              Location filming (Filmed         232 acres          Owned by TWE.
  Undeveloped Land        Entertainment)

---------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

PROPERTIES OF THE AOL TIME WARNER GENERAL PARTNERS

    The following table sets forth certain information as of December 31, 2000 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by WCI. ATC, the other AOL Time Warner General Partner, does not own or lease any properties material to its business.

                                                                        APPROXIMATE
                                                                        SQUARE FEET           TYPE OF OWNERSHIP
             LOCATION                         PRINCIPAL USE             FLOOR SPACE        EXPIRATION DATE OF LEASE
             --------                         -------------             -----------        ------------------------
Olyphant, PA                        Manufacturing, warehouses,           1,012,000    Owned and occupied by a subsidiary
  East Lackawanna Ave.              distribution and office space                     of WCI.
                                    (Music)

Aurora, IL                          Offices/warehouse (Music)              602,000    Owned and occupied by a subsidiary
  948 Meridian Lake                                                                   of WCI.

Alsdorf, Germany                    Manufacturing, distribution and        269,000    Owned and occupied by a subsidiary
  Max-Planck Strasse 1-9            office space (Music)                              of WCI.

Terre Haute, IN                     Manufacturing and office space         269,000    Leased by a subsidiary of WCI.
  4025 3rd Pkwy.                    (Music)                                           Lease expires in 2011.

ITEM 3. LEGAL PROCEEDINGS

    TWE is a party to various litigation matters, investigations and proceedings, including:

    On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia amusement park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. Interest on the judgment is accruing at the Georgia statutory rate of 12%. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court's judgment. TWE filed a motion for reconsideration with the Court of Appeals, which was denied. Defendants filed a petition for certiorari with the Supreme Court of Georgia seeking review of the decision of the Court of Appeals, which was denied on January 18, 2001. A petition for reconsideration of that decision was also denied, and TWE filed for a stay of the punitive damages with the U.S. Supreme Court. The Supreme Court granted this stay on March 1, 2001.

    Since 1995, several purported class action lawsuits brought by direct purchasers of compact discs (CDs) were filed against WEA Corp., among other defendants, alleging that several CD distribution companies affiliated with the five major record companies violated federal antitrust laws by engaging in a conspiracy to fix prices. These lawsuits have been consolidated in the U.S. District Court for the Central District of California. The Court has denied class status in this matter in a decision dated June 15, 2000. On October 23, 2000, defendants filed a motion for summary judgment, which is pending.

    A related lawsuit, Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., was brought in the Circuit Court of Cocke County, Tennessee in 1998 on behalf of persons in sixteen states and the District of Columbia who allegedly indirectly purchased CDs from the same group of record distribution companies. Plaintiff alleges that defendants are engaged in a conspiracy to fix CD prices, in violation of the antitrust, unfair trade practices, and consumer protection statutes. Cases similar to Ottinger were filed subsequently in seven additional states. In May 1998, defendants filed a motion to dismiss the Ottinger complaint, which has been denied. Motions to dismiss in the lawsuits in the seven additional states have been filed and are pending.

    A number of lawsuits were brought in 2000 against WEA Corp., along with the other major record companies, in various state and federal courts by purported classes of direct and/or indirect purchasers of CDs, including consumers, alleging that defendants engaged in vertical and/or horizontal conspiracies to engage in price fixing in violation of state and federal law. Among these lawsuits is a federal action commenced by the Attorneys General of 42 states and 3 territories. These lawsuits focus on the companies' minimum advertising pricing ('MAP') programs. The federal lawsuits, as well as the state lawsuits that were removed to federal court, were consolidated in the U.S. District Court for the District of Maine. The remaining state court cases are pending in their respective jurisdictions.

    As to each of the music antitrust matters described above, TWE believes the claims have no merit and intends to defend against them vigorously. TWE is unable to predict the outcome of the claims, nor can TWE reasonably estimate a range of possible loss given the current status of the matters.

    On January 25, 2001, the European Commission ('EC') directed a questionnaire to TWE, along with the other major record companies, as part of an investigation of the vertical relationship between record companies and retailers in certain European Union member states. The focus of the investigation is on the record companies' policies regarding supply, price, discounting and cooperative advertising. TWE is cooperating with the investigation, but is unable to predict its outcome.

    On February 8, 2001, the United Kingdom Office of Fair Trading announced that it had initiated an investigation of several record companies in that country, including Warner Music UK Limited, regarding record companies' policies in regard to parallel imports of CDs into the United Kingdom. Warner Music UK Limited is cooperating with the investigation, but is unable to predict its outcome.

    The Bartholdi Cable Company (formerly known as Liberty Cable Company) brought an action against TWE and Time Warner in U.S. District Court for the Eastern District of New York in 1996 alleging various federal antitrust, Lanham Act and state law claims. The parties reached a settlement in February 2001, prior to trial, under terms governed by a confidentiality agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial information of TWE and the AOLTW General Partners set forth at page F-35 of Exhibit 99.1 and page F-27 of Exhibit 99.2, respectively, to AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9, 2001), is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption 'Management's Discussion and Analysis' for TWE set forth at pages F-1 through F-11 and for the AOLTW General Partners set forth at pages F-12 through F-17 herein, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption 'Foreign Currency Risk Management' for TWE set forth at page F-10 and for the AOLTW General Partners set forth at pages F-16 and F-17 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of TWE and the report of independent auditors thereon set forth at pages F-1 through F-33 and F-34, respectively, of
Exhibit 99.1 to AOL Time Warner's Current Report on Form 8-K/A dated
January 11, 2001 (filed February 9, 2001), are incorporated herein by reference. The consolidated financial statements of the AOLTW General Partners and the report of independent auditors thereon set forth at pages F-1 through F-25 and F-26, respectively, of Exhibit 99.2 to AOL Time Warner's Current Report on
Form 8-K/A dated January 11, 2001 (filed February 9, 2001), are incorporated herein by reference.

    Quarterly Financial Information set forth at page F-36 of Exhibit 99.1 to AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9, 2001), is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

REPRESENTATIVES AND DIRECTORS

    Set forth below is the name and age of each person who is a member with voting rights of the Board of Representatives of TWE and each person who is a director of one or both of the AOLTW General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Parsons became members of the Board of Representatives of TWE on June 30, 1992 and February 1, 1995, respectively. Messrs. Barach and Prip became members of the Board of Representatives of TWE on August 30, 2000 and Messrs. Case, Novack and Pittman became members of the Board of Representatives of TWE as of January 12, 2001. The selection of TWE's Board of Representatives is governed by the TWE Partnership Agreement. See 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.' Mr. Levin became a director of WCI on July 24, 1989 and of ATC on September 24, 1992. Mr. Parsons became a director of each AOLTW General Partner on February 1, 1995. Mr. Pittman became a director of ATC as of January 12, 2001 and of WCI as of February 2, 2001.

    For a general discussion of the duties of the executive officers and representatives of TWE, see 'Description of Certain Provisions of the TWE Partnership Agreement -- Management and Operations of TWE.'

                                     DIRECTOR AND/OR                     PRINCIPAL OCCUPATIONS OR
NAME                                REPRESENTATIVE OF      AGE     POSITIONS DURING THE PAST FIVE YEARS
----                                -----------------      ---     ------------------------------------
Stephen M. Case...............            TWE              42    Chairman of the Board of TWE and AOL Time
                                                                 Warner since the consummation of the Merger.
                                                                 A co-founder of America Online, Mr. Case had
                                                                 been Chairman of the Board of America Online
                                                                 from October 1995 and CEO of America Online
                                                                 from April 1993, having served in other
                                                                 executive positions at America Online since
                                                                 1985. Mr. Case is also a director of AOL Time
                                                                 Warner.

Gerald M. Levin................      TWE, WCI and ATC      61    Chief Executive Officer of TWE since the
                                                                 consummation of the Merger and of AOL Time
                                                                 Warner since its incorporation in February
                                                                 2000; prior to the Merger, he was Chairman of
                                                                 the Board and Chief Executive Officer of TWE
                                                                 and Time Warner from January 1993. He is also
                                                                 a director of AOL Time Warner and the New York
                                                                 Stock Exchange, Inc.

Kenneth J. Novack..............            TWE             59    Vice Chairman of TWE and AOL Time Warner since
                                                                 the consummation of the Merger; prior to that,
                                                                 he served as Vice Chairman of America Online
                                                                 from May 1998. Mr. Novack has been Of Counsel
                                                                 to the Boston-based law firm of Mintz, Levin,
                                                                 Cohn, Ferris, Glovsky and Popeo, PC, since his
                                                                 retirement as a member of that firm in
                                                                 August 1998. Mr. Novack joined Mintz Levin in
                                                                 1966 and served on its executive committee
                                                                 from 1970 until his retirement. Mr. Novack is
                                                                 also a director of AOL Time Warner.

                                                  (table continued on next page)

                                     III-1

(table continued from previous page)

                                     DIRECTOR AND/OR                     PRINCIPAL OCCUPATIONS OR
NAME                                REPRESENTATIVE OF      AGE     POSITIONS DURING THE PAST FIVE YEARS
----                                -----------------      ---     ------------------------------------
Richard D. Parsons.............      TWE, WCI and ATC      52    Co-Chief Operating Officer of TWE and
                                                                 AOL Time Warner since the consummation
                                                                 of the Merger; prior to that, he was
                                                                 President of TWE and Time Warner from
                                                                 February 1995. He served as a director
                                                                 of ATC, then an 82%-owned subsidiary of
                                                                 Time Warner, from 1989 until 1991 and is
                                                                 currently also a director of AOL Time
                                                                 Warner, Citigroup Inc. and Estee Lauder
                                                                 Companies, Inc.
Robert W. Pittman..............      TWE, WCI and ATC      47    Co-Chief Operating Officer of TWE and
                                                                 AOL Time Warner since the consummation
                                                                 of the Merger; prior to that, Mr.
                                                                 Pittman served as President and Chief
                                                                 Operating Officer of America Online from
                                                                 February 1998. He was President and
                                                                 Chief Executive Officer of AOL Networks
                                                                 form November 1996 until February 1998.
                                                                 Prior to that, he held the positions of
                                                                 Managing Partner and Chief Executive
                                                                 Officer of Century 21 Real Estate Corp.
                                                                 from October 1995 to October 1996 and
                                                                 President and Chief Executive Officer of
                                                                 the Time Warner Enterprises division of
                                                                 TWE and Chairman and Chief Executive
                                                                 Officer of Six Flags Entertainment
                                                                 Corporation prior to that. Mr. Pittman
                                                                 is also a director of AOL Time Warner,
                                                                 America Online Latin America, Inc. and
                                                                 Cendant Corporation.
David Barach...................            TWE             46    Treasury Director of AT&T for more than
                                                                 the last five years.
William Prip...................            TWE             33    Treasury Manager of AT&T since August
                                                                 1998. Prior to that, Mr. Prip was a
                                                                 student.

EXECUTIVE OFFICERS

    Set forth below is the name and age of the executive officers of TWE and each of the AOLTW General Partners, such person's present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Parsons became executive officers of the AOLTW General Partners on September 25, 1992 or, if later, on the date they became executive officers of TWE. The remaining executive officers of TWE became executive officers of ATC as of Janaury 12, 2001 and of WCI as of February 2, 2001.

                                                     PRINCIPAL OCCUPATION OR
NAME                                  AGE      POSITIONS DURING THE PAST FIVE YEARS
----                                  ---      ------------------------------------
Stephen M. Case......................  42    See ' -- Representatives and Directors.'
Gerald M. Levin......................  61    See ' -- Representatives and Directors.'
Kenneth J. Novack....................  59    See ' -- Representatives and Directors.'
Richard D. Parsons...................  52    See ' -- Representatives and Directors.'
Robert W. Pittman....................  47    See ' -- Representatives and Directors.'

                                                  (table continued on next page)

                                     III-2

(table continued from previous page)

                                                         PRINCIPAL OCCUPATION OR
NAME                                   AGE        POSITIONS DURING THE PAST FIVE YEARS
----                                   ---        ------------------------------------
Paul T. Cappuccio....................  39    Executive Vice President, General Counsel and
                                             Secretary of TWE and AOL Time Warner since the
                                             consummation of the Merger; prior to that, he
                                             served as Senior Vice President and General
                                             Counsel of America Online from August 1999.
                                             Before joining America Online, from 1993 to
                                             1999, Mr. Cappuccio was a partner at the
                                             Washington, D.C. office of the law firm of
                                             Kirkland & Ellis.
David M. Colburn.....................  41    Executive Vice President of TWE and AOL Time
                                             Warner and President of Business Development
                                             for Subscription Services and Advertising and
                                             Commerce Businesses since the consummation of
                                             the Merger; prior to that, he was President of
                                             Business Affairs for America Online from
                                             January 2000, and Senior Vice President,
                                             Business Affairs, from March 1997, having
                                             joined America Online in August 1995.
J. Michael Kelly.....................  44    Executive Vice President and Chief Financial
                                             Officer of TWE and AOL Time Warner since the
                                             consummation of the Merger; prior to that, he
                                             was Senior Vice President and Chief Financial
                                             Officer of America Online from July 1998. Prior
                                             to joining America Online, he was Executive
                                             Vice President -- Finance and Planning and
                                             Chief Financial Officer of GTE Corporation, a
                                             telecommunications company (now part of
                                             Verizon). Mr. Kelly was appointed GTE's Senior
                                             Vice President -- Finance in 1994, receiving
                                             the responsibility for Corporate Planning and
                                             Development during 1997.
Kenneth B. Lerer.....................  49    Executive Vice President of TWE and AOL Time
                                             Warner, responsible for corporate
                                             communications and investor relations, since
                                             the consummation of the Merger; prior to that,
                                             he was Senior Vice President of America Online
                                             from October 1999. Previously, Mr. Lerer was a
                                             founder and served as President of Robinson
                                             Lerer & Montgomery, a corporate communications
                                             and consulting firm.
William J. Raduchel..................  54    Executive Vice President and Chief Technology
                                             Officer of TWE and AOL Time Warner since the
                                             consummation of the Merger; prior to that, he
                                             was Senior Vice President and Chief Technology
                                             Officer of America Online from September 1999.
                                             Previously, he served as Chief Strategy Officer
                                             and a member of the Executive Committee of Sun
                                             Microsystems, Inc., a provider of Internet
                                             hardware, software and services, from January
                                             1998 to September 1999, having previously held
                                             a variety of management positions with Sun
                                             Microsystems from 1988.
Mayo S. Stuntz, Jr...................  51    Executive Vice President of TWE and AOL Time
                                             Warner since the consummation of the Merger,
                                             with responsibility for coordinating
                                             cross-divisional initiatives; prior to that, he
                                             had been Chief Operating Officer of America
                                             Online's Interactive Services Group from
                                             March 1999 and President of CompuServe
                                             Interactive Services from February 1998,
                                             having joined America Online in August 1997. He
                                             had previously been Chief Operating Officer and
                                             Executive Vice President of Century 21 Real
                                             Estate Corp. from October 1995 to June 1997.

                                                  (table continued on next page)

                                     III-3

(table continued from previous page)

                                                         PRINCIPAL OCCUPATION OR
NAME                                   AGE        POSITIONS DURING THE PAST FIVE YEARS
----                                   ---        ------------------------------------
George Vradenburg III................  58    Executive Vice President, Global and Strategic
                                             Policy of TWE and AOL Time Warner since the
                                             consummation of the Merger; prior to that, he
                                             had been Senior Vice President for Global and
                                             Strategic Policy of America Online from
                                             December 1998. Mr. Vradenburg served as Senior
                                             Vice President, General Counsel and Secretary
                                             of America Online from March 1997 to December
                                             1998. He was a Senior Partner with the law firm
                                             of Latham & Watkins and co-chair of its
                                             Entertainment & Media Practice Group from 1995
                                             to 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

    In 2000, the executive officers of TWE and the AOLTW General Partners were compensated by Time Warner for services provided to Time Warner pursuant to employment agreements with Time Warner and received no additional compensation from TWE or any of the AOLTW General Partners. Time Warner provided the services of such executive officers to TWE and was reimbursed for such services pursuant to arrangements set forth in the TWE Partnership Agreement. In 2001, the executive officers of TWE are being compensated by AOL Time Warner. See Item 13 'Certain Relationships and Related Transactions -- Corporate Services.' Members of the Board of Representatives of TWE and directors of the AOLTW General Partners are not additionally compensated for such activities.

EXECUTIVE COMPENSATION SUMMARY TABLE

    The following table sets forth information concerning total compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of Time Warner who served in such capacities at Time Warner and TWE on December 31, 2000 (the 'named executive officers') for services rendered to Time Warner during each of the last three fiscal years in their capacities as executive officers. All information related to common stock has been adjusted to reflect the exchange ratio of 1.5 shares of common stock of AOL Time Warner ('AOL Time Warner Common Stock') per share of Time Warner common stock in the Merger and AOL Time Warner's assumption of Time Warner's stock-based benefit plans in connection with the Merger.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                           ANNUAL COMPENSATION              COMPENSATION(7)
                                                ------------------------------------------ ------------------
                                                                                OTHER          SECURITIES
                                                                               ANNUAL          UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION IN 2000      YEAR     SALARY        BONUS      COMPENSATION(6)  OPTIONS AWARDED  COMPENSATION(8)
-----------------------------------      ----     ------        -----      ---------------  ---------------  ---------------
Gerald M. Levin .......................  2000   $1,000,000   $10,000,000      $226,620           750,000       $  571,277
 Chairman of the Board and               1999    1,000,000     9,000,000       218,477           656,251          590,167
 Chief Executive Officer(1)              1998    1,000,000     7,800,000       186,861         2,100,000          597,885
Richard D. Parsons ....................  2000   $  750,000   $ 6,000,000      $146,535           525,000       $  476,935
 President(2)                            1999      750,000     4,750,000       170,695           375,000          498,245
                                         1998      600,000     3,300,000       122,907           450,000          398,650
Richard J. Bressler ...................  2000   $  700,000   $ 2,500,000      $139,726           300,000       $  418,772
 Executive Vice President(3)             1999      600,000     2,000,000        78,573           150,000          371,532
                                         1998      450,000     1,500,000        60,141           150,000          310,428
Joseph A. Ripp ........................  2000   $  450,000   $ 1,600,000      $112,916           900,000       $  244,250
 Executive Vice President and            1999      207,692       900,000         --               90,000          118,736
 Chief Financial Officer(4)
Christopher P. Bogart .................  2000   $  400,000   $ 1,600,000      $ 72,095           150,000       $3,687,392(5)
 Executive Vice President, General
 Counsel and Secretary(5)

                                                        (footnotes on next page)

                                     III-4

(footnotes from previous page)

(1) Mr. Levin became Chief Executive Officer of AOL Time Warner in February 2000. He served as Chairman of the Board and Chief Executive Officer of Time Warner from 1993 until the consummation of the Merger.

(2) Mr. Parsons became Co-Chief Operating Officer of AOL Time Warner upon the consummation of the Merger. Prior to that, he served as President of Time Warner.

(3) Mr. Bressler served as Executive Vice President of Time Warner and Chairman and Chief Executive Officer of its Time Warner Digital Media division from July 1999 until the consummation of the Merger, having served as Executive Vice President and Chief Financial Officer of Time Warner from January 1998 and as Senior Vice President prior to that.

(4) Mr. Ripp became Executive Vice President and Chief Financial Officer of America Online in January 2001 following the consummation of the Merger and is no longer an executive officer of AOL Time Warner or TWE. Prior to that, Mr. Ripp served as Executive Vice President and Chief Financial Officer of Time Warner from July 1999 having served as Executive Vice President, Chief Financial Officer and Treasurer of a wholly owned subsidiary of Time Warner prior to that, as a result, compensation received prior to July 1999 is excluded.

(5) Mr. Bogart became President and Chief Executive Officer of Time Warner Cable Ventures following consummation of the Merger and is no longer an executive officer of AOL Time Warner or TWE. Prior to that, Mr. Bogart served as Executive Vice President, General Counsel and Secretary of Time Warner from January 2000 until the consummation of the Merger. Prior to 2000, he did not serve as an executive officer of Time Warner and, thus, compensation received prior to 2000 is excluded. In connection with his ceasing to serve as an executive officer of Time Warner as a result of the Merger, Mr. Bogart was paid $3,468,142 relating principally to bonus payments pursuant to the terms of his employment agreement with Time Warner. See 'Employment Arrangements.'

(6) In accordance with Securities and Exchange Commission ('SEC') rules, amounts totalling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 2000 that represent more than 25% of the applicable executive's total Other Annual Compensation include financial services of $90,000 to each of Messrs. Levin and Parsons, $113,081 to Mr. Bressler and $35,000 to each of Messrs. Ripp and Bogart, transportation-related benefits (including an automobile allowance) of $116,699 to Mr. Levin and $50,815 to Mr. Parsons and automobile allowances of $24,000 to each of Messrs. Bressler, Ripp and Bogart. Mr. Ripp also received $37,500 for relocation expenses.

(7) None of the options indicated was awarded with tandem stock appreciation rights. None of such executive officers was awarded restricted stock during the relevant period and, as of December 31, 2000, no named executive officer held any such shares.

(8) The amounts shown in this column for 2000 include the following:

       (a) In lieu of supplemental retirement plan benefits, Time Warner, as required by individual employment agreements, credited to an account for each named executive officer an amount equal to one-half of the total shown under the 'salary' column. These credits were terminated in January 2001. See 'Non-Current Compensation Accounts.'

       (b) Pursuant to the AOL Time Warner Savings Plan (the 'Savings Plan'), a defined contribution plan available generally to employees of AOL Time Warner, for the 2000 plan year, each executive named above deferred a portion of his annual compensation and Time Warner contributed $2,000 for the first $3,000 so deferred by the executive ('Matching Contribution'). These Matching Contributions were invested under the Savings Plan in an AOL Time Warner Common Stock fund. In addition, pursuant to a profit-sharing component of the Savings Plan, AOL Time Warner may make annual contributions for the benefit of eligible employees of up to 12% of total eligible compensation; for 2000, AOL Time Warner will contribute 10%, including $17,000 for the account of each executive named above. AOL Time Warner has announced that it does not intend to make profit-sharing contributions in future years.

       (c) AOL Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. This group term life insurance coverage is reduced to $50,000 for each of the named executive officers, who are given an annual cash payment equal to the cost of replacing such reduced coverage under a voluntary group program available to employees generally. Such payments are included in the 'Other Annual Compensation' column. In addition, during 2000, Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. Time Warner also maintained split-dollar life insurance policies on the lives of some of the named executive officers and paid the following amounts allocated to the term portion of the split-dollar coverage for 2000: Mr. Levin, $20,302; Mr. Parsons, $4,459; and Mr. Bressler, $2,392. The actuarial equivalent of the value of the premiums paid by Time Warner for 2000 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Levin, $52,027; Mr. Parsons, $82,685; and Mr. Bressler, $49,522. It is anticipated that AOL Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see 'Employment Arrangements.'

                                     III-5

STOCK OPTION GRANTS DURING 2000

    The following table sets forth certain information with respect to employee options to purchase shares of AOL Time Warner Common Stock ('options') awarded during 2000 to the named executive officers. All such options were nonqualified options. No stock apprectiation rights ('SARs'), alone or in tandem with such stock options, were awarded in 2000. The number of shares covered by the options and the exercise prices have been adjusted to reflect the exchange ratio of common stock of Time Warner for AOL Time Warner Common Stock upon consummation of the Merger.

                          STOCK OPTION GRANTS IN 2000

                                                        INDIVIDUAL GRANTS(1)
                                           -----------------------------------------------
                                                         PERCENT
                                           NUMBER OF     OF TOTAL
                                           SECURITIES    OPTIONS     EXERCISE
                                           UNDERLYING   GRANTED TO   OR BASE                 GRANT DATE
                                            OPTIONS     EMPLOYEES     PRICE     EXPIRATION     PRESENT
NAME                                        GRANTED     IN 2000(2)    ($/SH)       DATE       VALUE(3)
----                                        -------     ----------    ------       ----       --------
Gerald M. Levin..........................   375,000         .4%       $57.79      3/14/10    $ 8,190,000
                                            187,500         .2         72.24      3/14/10      3,249,375
                                            187,500         .2         86.69      3/14/10      2,608,125
Richard D. Parsons.......................   262,500         .3%       $57.79      3/14/10    $ 5,733,000
                                            131,250         .1         72.24      3/14/10      2,274,563
                                            131,250         .1         86.69      3/14/10      1,825,688
Richard J. Bressler......................   300,000         .3%       $57.79      3/14/10    $ 6,552,000
Joseph A. Ripp...........................   150,000         .2%       $57.79      3/14/10    $ 3,276,000
                                            750,000         .8         41.89     11/28/10     11,872,500
Christopher P. Bogart....................   150,000         .2%       $57.79      3/14/10    $ 3,276,000

---------

(1) Options for executive officers have been awarded pursuant to plans approved by Time Warner's stockholders and the terms are governed by the plans and the recipient's option agreement. The option exercise price is the fair market value of AOL Time Warner Common Stock on the date of grant except for the awards to Messrs. Levin and Parsons of which one quarter of the total award has an exercise price 25% above the fair market value of the AOL Time Warner Common Stock on the date of grant and one quarter of which has an exercise price 50% above such fair market value. As of December 31, 2000, the options shown in the table become exercisable in installments of one-third on the first three anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. Payment of the exercise price of an option may be made in cash or, in whole or in part, in full shares of AOL Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made with shares of AOL Time Warner Common Stock.

(2) Indicates the percentage of all options granted to employees of Time Warner and America Online during 2000.

(3) These amounts represent the estimated present value of stock options at the date of grant calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 46.3% based on the historical volatility of America Online common stock adjusted for the anticipated impact of the Merger; an expected term to exercise of three years; a risk-free rate of return based on the average three-year Treasury bill rate for 2000 of 6.22%; and a dividend yield of 0%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of AOL Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

OPTION EXERCISES AND VALUES IN 2000

    The following table sets forth as to each of the named executive officers information on option exercises during 2000 and the status of his options on December 31, 2000: (i) the number of shares of AOL Time Warner Common Stock underlying options exercised during 2000; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of AOL Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 2000; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 2000. The number of shares covered and the option exercise prices have been adjusted to reflect the exchange ratio of common stock of Time Warner for AOL Time Warner Common Stock upon consummation of the Merger and AOL Time Warner's assumption upon consummation of the Merger of the option plans and agreements under which the options were awarded.

                                     III-6

                     AGGREGATE OPTION EXERCISES DURING 2000
                                      AND
                       OPTION VALUES ON DECEMBER 31, 2000

                                                                                          DOLLAR VALUE OF
                        NUMBER OF                         NUMBER OF SHARES                  UNEXERCISED
                          SHARES        DOLLAR         UNDERLYING UNEXERCISED              IN-THE-MONEY
                        UNDERLYING      VALUE          OPTIONS ON 12/31/00(3)         OPTIONS ON 12/31/00*(3)
                         OPTIONS       REALIZED     ----------------------------   -----------------------------
NAME                    EXERCISED    ON EXERCISE    EXERCISABLE   NONEXERCISABLE   EXERCISABLE    NONEXERCISABLE
----                    ---------    -----------    -----------   --------------   -----------    --------------
Gerald M. Levin(1)....  3,000,000    $152,590,000    8,816,251        750,000      $144,796,050    $         0
Richard D. Parsons....     --             --         3,075,000        525,000      $ 46,996,875    $         0
Richard J.
  Bressler(2).........     --             --         1,338,324        300,000      $ 24,459,891    $         0
Joseph A. Ripp........     30,000    $  1,352,873      391,500        900,000      $  5,505,345    $         0
Christopher P.
  Bogart..............     --             --           150,000        150,000      $    646,800    $         0

---------

 * Calculated using the closing price of $34.80 per share of America Online common stock on December 31, 2000 minus the option exercise price.

(1) The options exercised by Mr. Levin would have expired in 2000. After making charitable contributions and paying the exercise price and related taxes using AOL Time Warner Common Stock, Mr. Levin retained the remaining 996,931 shares of AOL Time Warner Common Stock issued upon exercise of these options.

(2) Includes 294,000 exercisable options that Mr. Bressler has transferred to a family-owned limited partnership. At December 31, 2000, these options had a value of $6,202,019.

(3) All options awarded prior to 2000 held by the named executive officers became immediately exercisable in full upon the approval by Time Warner's Board of Directors of the Merger on January 9, 2000.

    The option exercise price of all the options held by the named executive officers is the fair market value of the AOL Time Warner Common Stock on the date of grant except for half of the regular annual options awarded to Messrs. Levin and Parsons in 1996 through 2000 (see 'Stock Option Grants in 2000') and 1,500,000 of Mr. Levin's options awarded in 1993, half of which have an exercise price 25% above the fair market value of AOL Time Warner Common Stock on the date of grant and the other half of which have an exercise price 50% above such fair market value. All such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder's immediate family. The stock option agreements permit optionees to defer receipt of the shares of AOL Time Warner Common Stock receivable upon exercise of options to a future date elected by the optionee, thereby deferring the recognition of income by the optionee (and AOL Time Warner's tax deduction) until such future date. During the deferral period, the shares are not outstanding, do not vote and do not pay dividends; however, AOL Time Warner has agreed to pay the optionee dividend equivalents during the deferral period, to the extent dividends are paid on AOL Time Warner Common Stock.

    The options held by the named executive officers remain exercisable for three years or the remaining term of their employment agreements in the event their employment is terminated without cause or as a result of AOL Time Warner's breach. For some executive officers, some of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one or three years after death or total disability (depending on their date of grant) and five years after retirement. All options terminate one month after the holder's employment is terminated for cause or immediately if such termination for cause is for fraud, misappropriation or embezzlement. The terms of the options shown in the chart are generally ten years, although 960,000 options held by Mr. Levin have a term of 15 years from the date of their award in 1989.

EMPLOYMENT ARRANGEMENTS

    During 2000, Time Warner was a party to employment agreements with the five named executive officers and certain directors or representatives of the AOLTW General Partners and TWE. These agreements have been filed with the SEC as exhibits to AOL Time Warner's or Time Warner's periodic filings. In addition, each such person participates in AOL Time Warner's employee benefit plans available to its employees generally. Messrs. Bressler, Ripp and Bogart are no longer executive officers of AOL Time Warner or TWE. The Agreements with Messrs. Levin and Parsons have been assumed by AOL Time Warner.

    Among other things, the agreements with Messrs. Levin and Parsons provide for: a fixed term of employment in a specified executive post; annual salary; an annual bonus in the discretion of the Compensation

                                     III-7

Committee of the AOL Time Warner Board of Directors; and life insurance benefits to be provided by split dollar policies, for the life of the executive and pursuant to which AOL Time Warner recovers an amount equal to the net after-tax cost to AOL Time Warner of the premiums on such policy or the cash surrender value thereof, as well as $50,000 of group term life insurance under an insurance program generally provided by AOL Time Warner to its employees and a cash payment equal to the premium for the coverage that would have otherwise been provided under the general terms of such program. The agreements also typically include provisions for the executive's participation in AOL Time Warner stock option and other compensation and benefit plans.

    Such agreements include a narrow definition of the 'cause' for which an executive's employment may be terminated and in that event, the executive will only receive earned and unpaid base salary accrued through such date of termination.

    These agreements typically provide that in the event of AOL Time Warner's material breach or termination of the executive's employment during the term of employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the compensation otherwise payable during the remaining portion of the executive's term of employment or (b) to remain an employee of AOL Time Warner through the end of such period and, without having to perform any services, receive such compensation as if there had been no breach or termination. These executives are not required to mitigate damages after such a termination, other than as necessary to prevent AOL Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be 'contingent on a change' under the Internal Revenue Code of 1986, as amended (the 'Code').

    If an executive becomes disabled during the term of his employment agreement, the executive typically will receive full salary for six months and 75% thereof through the end of the employment term. Any such payments will be reduced by amounts received from Worker's Compensation, Social Security and disability insurance policies maintained by AOL Time Warner. If an executive dies during the term of an employment agreement, generally the executive's beneficiaries will receive the executive's earned and unpaid salary to the last day of the month in which the death occurs.

    The expiration dates of these agreements and the amounts of the individual life insurance coverage for the lifetime of such persons are: Mr.
Levin -- December 31, 2003 and $6 million; and Mr. Parsons -- January 31, 2005 and $5 million. Mr. Levin's agreement allows him, effective no earlier than June 30, 2002 and with not less than six months' prior notice to AOL Time Warner, to give up his executive positions and become an advisor to AOL Time Warner for the remainder of the agreement term. In that case, his advisory compensation would be equal to his annual salary. Mr. Parsons' agreement allows him, effective on or after January 1, 2002 and with not less that six months' prior notice to AOL Time Warner, to give up his executive positions and become an advisor to AOL Time Warner for the remainder of the agreement term. In that case, his advisory compensation would be equal to $500,000 per year. Messrs. Bressler, Ripp and Bogart have ceased to be executive officers of Time Warner or AOL Time Warner. The employment agreements of Messrs. Bressler and Bogart provided for payments of a minimum salary and annual bonuses for a term of employment through December 31, 2004 and, for Mr. Bogart, an advisory period through January 2, 2009. Mr. Bressler's agreement also provided for $4 million of split-dollar life insurance coverage for his lifetime, contributions to a non-current compensation account equal to 50% of annual salary, which would be invested and paid out as described below under 'Non-Current Compensation Accounts,' and either the award by AOL Time Warner of annual grants of stock options for the remainder of his term of employment or the value of such options in cash. AOL Time Warner remains obligated to pay Messrs. Bressler and Bogart substantially in accordance with the terms of their respective agreements. A portion of these payments for Mr. Bogart was paid in 2000 and is included under 'All Other Compensation' in the Summary Compensation Table above. Mr. Ripp is a party to an advisory agreement with Time Warner pursuant to which he receives an annual salary of $50,000 and retains entitlements to certain Time Warner benefits through November 30, 2006.

NON-CURRENT COMPENSATION ACCOUNTS

    Pursuant to their employment agreements, Time Warner deposited non-current compensation contributions for each named executive officer in 2000 into separate accounts in a grantor trust established by Time Warner. An investment advisor is appointed for each such account subject to approval by the relevant executive. Funds are invested in securities as directed by the investment advisor, with the assumed after-tax effect upon AOL

                                     III-8

Time Warner of gains, losses and income, and distributions thereof, and of interest expenses and brokerage commissions and other direct expenses attributed thereto, being credited or charged to the account. Payments are made to the officer from the account in installments to liquidate the account over a period of ten years, or such shorter period as the officer elects, commencing on the later of the end of the employment term or the date the executive ceases to be an employee. Such payments include an amount equal to the assumed tax benefit to AOL Time Warner of the compensation deduction available for tax purposes for the portion of the account represented by the net appreciation in such account, even though AOL Time Warner might not actually receive such tax benefit. Commencing in 1999, Time Warner's executive officers could elect to have half or all of these non-current compensation contributions credited to the Deferred Compensation Plan instead of the grantor trust accounts. This Plan, which has been assumed by AOL Time Warner, is an unfunded, nonqualified plan that permits higher-paid employees to make tax-deferred savings of certain compensation that exceeds the federal law limits for tax qualified benefit plans. Participants select crediting rates for their amounts credited to the Plan. These rates are based on the actual returns of mutual funds and other investments offered under the Savings Plan.

    Amounts paid by Time Warner to the non-current compensation accounts of the named executive officers for 2000 and the portion, if any, of the 2000 annual bonus elected to be deferred by any such officer are included in the amounts shown in the Summary Compensation Table above. Effective January 4, 2001, AOL Time Warner terminated the contributions to non-current compensation accounts on behalf of its executive officers. Existing accounts will continue to be invested and paid out in accordance with their terms.

TIME WARNER PENSION PLAN -- AOLTW

    The Time Warner Employees' Pension Plan (the 'Old Pension Plan'), which provides benefits to eligible employees, including officers, of AOL Time Warner and certain of its subsidiaries, was amended effective as of January 1, 2000, as described below, and was renamed and assumed by AOL Time Warner in connection with the Merger (the 'Amended Pension Plan' and, together with the Old Pension Plan, the 'Pension Plans'). In addition, new employees of AOL Time Warner hired on or after January 1, 2001, or employees transferring on or after that date from a division of AOL Time Warner without a pension plan, will not be eligible to participate in the Pension Plans. Because of certain grandfathering provisions, the benefit of participants with a minimum of ten years of benefit service whose age and years of benefit service equal or exceed 65 years as of January 1, 2000, including Mr. Levin, will be determined under either the provisions of the Old Pension Plan or the Amended Pension Plan, whichever produces the greater benefit.

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


                                     III-9

    Annual pension benefits under the Old Pension Plan are reduced by a Social Security offset determined by a formula that takes into account benefit service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable (the 'Social Security Offset'). Under both of the Pension Plans, the pension benefit of participants on December 31, 1977 in the former Time Employees' Profit-Sharing Savings Plan (the 'Profit Sharing Plan') is further reduced by a fixed amount attributable to a portion of the employer contributions and investment earnings credited to such employees' account balances in the Profit Sharing Plan as of such date (the 'Profit Sharing Plan Offset').

    Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under both of the Pension Plans. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended ('ERISA'), Time Warner adopted the Time Warner Excess Benefit Pension Plan (the 'Excess Plan'), which provided for payments by AOL Time Warner of certain amounts which employees of AOL Time Warner would have received under the Pension Plans if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000 limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 through 2000. The benefit payable under the Excess Plan was frozen for employees of AOL Time Warner, as described below, effective
December 31, 2000. No employee will receive less than the total accrued benefit under the Pension Plans and the Excess Plan as of December 31, 2000. However, going forward, the total benefit will not increase until such time as the qualified portion under the Pension Plans exceeds the total benefit accrued as of December 31, 2000 under the Pension Plans and the Excess Plan.

    The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications under the Amended Pension Plan. The amounts shown in the table do not reflect the effect of the previously-described (1) Profit Sharing Plan Offset or (2) early retirement supplements. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the Amended Pension Plan and the Excess Plan. The estimated amounts are based on the assumption that payments under the Amended Pension Plan will commence upon normal retirement (generally age 65) or early retirement, that the Amended Pension Plan will continue in force in its present form and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from AOL Time Warner's assets and are included in the amounts shown in the following table.

                                                        ESTIMATED ANNUAL PENSION FOR
HIGHEST CONSECUTIVE                                       YEARS OF BENEFIT SERVICE
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

    The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plans and the Excess Plan for each of Messrs. Levin, Parsons, Bressler, Ripp and Bogart is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plans and the Excess Plan are based on the highest average annual compensation for any five consecutive full or partial calendar years of employment (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin (and employees who participated in the Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. The estimated annual benefits payable under the Amended Pension Plan and the Excess Plan, as of February 1, 2001, would be based on average compensation of $729,248 for Mr. Levin; $304,600 for Mr. Parsons; $304,600 for Mr. Bressler; $304,600 for Mr. Ripp; and $320,232 for Mr. Bogart, with 28.8, 6.2, 12.2, 15.8 and 3.0 years of credited benefit service, respectively. In addition, pursuant to his employment agreement, Mr. Parsons will be entitled to receive supplemental payments from AOL Time Warner that will achieve a total retirement benefit equal to what he would have received if he had five additional years of benefit service under the Amended Pension Plan. The estimated annual pension payable to Mr. Levin under the Old Pension Plan and the Excess

                                     III-10

Plan upon his retirement based on the indicated remuneration and years of service would be $337,889, without reflecting the effect of the previously-described Social Security or Profit Sharing Plan Offsets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP BY PARTNERS OF TWE

    The table below sets forth, as of March 15, 2001, the pro rata priority capital and residual equity interests of each AOLTW General Partner and each Limited Partner in TWE. Subsidiaries of AOL Time Warner and the AOLTW General Partners collectively own 74.49% of the pro rata priority capital and residual equity capital and 100% of the priority capital interests junior to the pro rata priority capital interests. TW/TAE, Inc., Time Warner Companies, Inc. and each AOLTW General Partner is a direct or indirect wholly owned subsidiary of AOL Time Warner. MediaOne TWE Holdings, Inc. is a wholly owned subsidiary of AT&T Corp.

                                                              RESIDUAL
                                                               EQUITY
                                                              INTEREST
                                                              --------
AOL TIME WARNER GENERAL PARTNERS
--------------------------------
American Television and Communications Corporation..........    25.77%
Warner Communications Inc...................................    37.50%

LIMITED PARTNERS
----------------
MediaOne TWE Holdings, Inc..................................    25.51%
Time Warner Companies, Inc..................................     5.61%
TW/TAE, Inc.................................................     5.61%
                                                               ------
                                                               100.00%
                                                               ------
                                                               ------

    The address of the principal executive offices of each of the companies listed above is as follows: Time Warner Companies, Inc., TW/TAE, Inc. and Warner Communications Inc.: 75 Rockefeller Plaza, New York, New York 10019; American Television and Communications Corporation: 290 Harbor Drive, Stamford, Connecticut 06902; and MediaOne TWE Holdings, Inc., Inc.: 188 Inverness Drive West, Englewood, Colorado 80112.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Set forth below is the name, address and stock ownership of each person or group of persons known by TWE to own beneficially securities of AOL Time Warner having more than 5% of the voting power of any class of AOL Time Warner's voting securities and, unless otherwise indicated, is based on information provided to AOL Time Warner as of January 31, 2001 by the beneficial owner. Subsidiaries of AOL Time Warner collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE.

                                                               SHARES OF
                                                                 STOCK                    PERCENT OF
NAME AND ADDRESS                                              BENEFICIALLY   PERCENT OF     VOTING
OF BENEFICIAL OWNER                                              OWNED        CLASS(1)     POWER(2)
-------------------                                           ------------    --------     --------
AOL TIME WARNER COMMON STOCK
Janus Capital Corporation(3) ...............................  260,719,334        6.1%        6.0%
  100 Fillmore Street
  Denver, CO 80206
AOL TIME WARNER SERIES LMCN-V STOCK
Liberty Media Corporation(4) ...............................  171,185,826      100.0%       *
  9197 South Peoria Street
  Englewood, CO 80112

---------

 *  Less than 1%.

(1) Under certain circumstances, each share of AOL Time Warner Series LMCN-V Common Stock is convertible into one share of AOL Time Warner Common Stock; such circumstances are not currently present.

(2) Each share of Series LMCN-V Common Stock currently has 1/100 of a vote on certain limited matters.

(3) Beneficial ownership is as of December 31, 2000, adjusted to reflect the exchange ratios of common stock of Time Warner and America Online for AOL Time Warner Common Stock in the Merger. Janus Capital Corporation, an investment adviser, has filed with the Securities and Exchange Commission ('SEC') Amendment No. 3, dated February 15, 2001, to its statement on
    Schedule 13G with respect to Time Warner to the effect that (a) because it acts as an investment adviser to several investment companies and individual and institutional clients, it may be deemed the beneficial owner of these shares, which are held by its clients, (b) it may be deemed to share dispositive and voting power over all these shares with Thomas H. Bailey, Chairman of the Board, President and owner of approximately
                                              (footnotes continued on next page)

                                     III-11

(footnotes continued from previous page)
    12.2% of Janus Capital Corporation and (c) the shares of AOL Time Warner Common Stock reported as beneficially owned include 6,795,595 shares of AOL Time Warner Common Stock reported as issuable upon conversion of convertible securities (these shares have been excluded from the calculation of voting power). In addition, Janus Capital Corporation has filed with the SEC a Form 13F Holdings Report indicating holdings of common stock of America Online as of December 31, 2000; these shares are included in the total.

(4) Consists of shares beneficially owned by Liberty Media Corporation, through its direct and indirect subsidiaries. In March 1999, AT&T Corp. acquired Tele-Communications, Inc., and Liberty Media Corporation (its subsidiary), but incumbent management of Liberty Media Corporation has voting and investment control over the AOL Time Warner Series LMCN-V Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth as of January 31, 2001 for each current representative of TWE and each current member of the board of directors of one or more of the AOLTW General Partners, the five most highly compensated executive officers of TWE and the AOLTW General Partners in 2000 and for all current representatives, directors and executive officers of TWE and the AOLTW General Partners as a group, information concerning the beneficial ownership of AOL Time Warner Common Stock.

                                                              COMMON STOCK BENEFICIALLY OWNED(1)
                                                              ----------------------------------
                                                              NUMBER OF      OPTION     PERCENT
NAME                                                            SHARES     SHARES(2)    OF CLASS
----                                                          ----------   ----------   --------
Christopher P. Bogart(8)....................................         121      200,001     *
Richard J. Bressler(8)......................................     103,982    1,312,601     *
Stephen M. Case(3)..........................................  10,829,473   19,973,700     *
Gerald M. Levin(4)(8).......................................   2,654,536    9,066,254     *
Kenneth J. Novack(5)........................................       4,196    5,093,969     *
Richard D. Parsons(6)(8)....................................      38,020    3,250,003     *
Robert W. Pittman(7)........................................      14,601    6,572,255     *
Joseph A. Ripp(8)...........................................      19,671      441,501     *
David Barach................................................      --           --         *
William Prip................................................      --           --         *
All current representatives, directors and executive
  officers (14 persons) as a group(2)-(8)...................  14,157,707   51,167,458     1.5%

---------
* Represents beneficial ownership of less than one percent of issued and outstanding stock on January 31, 2001.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC. Unless otherwise indicated, beneficial ownership includes both sole voting and sole investment power. This table does not include any AOL Time Warner Common Stock which may be held by the AOLTW General Partners or other AOL Time Warner subsidiaries or pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers may serve as directors or trustees. As of January 31, 2001, the only equity securities of AOL Time Warner beneficially owned by the named persons or group were shares of AOL Time Warner Common Stock and options to purchase AOL Time Warner Common Stock.

(2) Reflects shares of AOL Time Warner Common Stock subject to options to purchase AOL Time Warner Common Stock which, on January 31, 2001, were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed 'Number of Shares.' 294,000 of the stock options shown for Mr. Bressler and 2,297,255 of the stock options shown for Mr. Pittman have been transferred to limited partnerships owned by their respective families.

(3) Includes 243,752 shares of AOL Time Warner Common Stock held by Mr. Case's wife and 1,323,080 shares of AOL Time Warner Common Stock held by the Stephen M. Case Foundation. Mr. Case and his wife are the sole directors of this Foundation but do not exercise day-to-day investment authority. Mr. Case disclaims beneficial ownership of shares held by his wife and the Stephen M. Case Foundation.

(4) Includes 45,000 shares of AOL Time Warner Common Stock held by Mr. Levin's wife and 327,000 shares of AOL Time Warner Common Stock held by The Barbara
    J. and Gerald M. Levin Family Foundation of which Mr. Levin and his wife are the co-trustees. Mr. Levin disclaims beneficial ownership of shares held by his wife and The Barbara J. and Gerald M. Levin Family Foundation.

(5) Includes 750 shares of AOL Time Warner Common Stock held by an irrevocable trust for the benefit of Mr. Novack's children, one of whom is a minor, and 525 shares of AOL Time Warner Common Stock held by the Novack Family Foundation of which Mr. Novack and his wife are two of seven trustees. Mr. Novack disclaims beneficial ownership of shares held by the trust and the Novack Family Foundation.

(6) Includes 200 shares of AOL Time Warner Common Stock held by Mr. Parsons' wife and 2,000 shares of AOL Time Warner Common Stock held by The Parsons Family Foundation, Inc. of which Mr. Parsons is one of six directors. Mr. Parsons disclaims beneficial ownership of shares held by his wife and The Parsons Family Foundation, Inc.

(7) Includes 1,920 shares of AOL Time Warner Common Stock held by the Pittman Family Foundation of which Mr. Pittman is the sole trustee. Mr. Pittman disclaims beneficial ownership of the shares held by the Pittman Family Foundation.

(8) Includes an aggregate of (a) approximately 41,439 shares of AOL Time Warner Common Stock held by a trust under an employee stock plan of AOL Time Warner and its subsidiaries for the benefit of current representatives, directors and executive officers (including 33,261 shares for Mr. Levin and 525 shares for Mr. Parsons), (b) 304,102 shares of AOL Time Warner Common Stock beneficially owned by certain relatives of such persons and (c) 3,097,255 stock options that have been transferred to entities for the benefit of relatives of such persons. Also includes for Messrs. Bogart, Bressler and Ripp, respectively, approximately 121 shares, 13,637 shares and 19,071 shares of AOL Time Warner Common Stock held by the trust under the Savings Plan.
                                     III-12

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CORPORATE SERVICES

    AOL Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the capitalization of TWE on June 30, 1992 (the 'TWE Capitalization'). As compensation and reimbursement for the cost of providing such services and facilities, TWE paid Time Warner fees in the amount of $74 million, $73 million and $72 million in 2000, 1999 and 1998, respectively.

OPTION REIMBURSEMENT

    Upon the exercise of options to purchase securities of AOL Time Warner by any officer or other employee of TWE or of any 'strategic venture' of TWE, including, without limitation, TWE Japan, or of AOL Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or any such 'strategic venture,' TWE or such 'strategic venture' must reimburse AOL Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement is hereinafter called a 'Stock Option Distribution'). At December 31, 2000, TWE had accrued $681 million of Stock Option Distributions payable to Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $35 million for each one dollar increase (decrease) in the closing price of AOL Time Warner Common Stock. See Notes 10 and 11 to the TWE consolidated financial statements, which are presented as Exhibit 99.1 to AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9, 2001), which is incorporated herein by reference.

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

OTHER ARRANGEMENTS AND TRANSACTIONS

    The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm's-length basis. For additional information regarding such arrangements, see Note 16 to TWE's consolidated financial statements included at pages F-30 and F-31 of Exhibit 99.1 to AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9,
2001), which is incorporated herein by reference and Note 14 to the AOLTW General Partner's consolidated financial statements included at page F-24 of
Exhibit 99.2 to AOL Time Warner's Current Report on Form 8-K/A dated
January 11, 2001 (filed February 9, 2001), which is incorporated herein by reference.

    For information with respect to WCI's payment of a special dividend to Time Warner and the establishment of a revolving credit agreement, see Note 6 to the AOLTW General Partner's consolidated financial statements at page F-18 of
Exhibit 99.2 to AOL Time Warner's Current Report on Form 8-K/A dated
January 11, 2001 (filed February 9, 2001), which is incorporated herein by reference.

                                     III-13

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)-(2) Financial Statements and Schedules:

    The consolidated financial statements and schedules set forth in Exhibits 99.1 and 99.2 of AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001 (filed February 9, 2001), incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

    (b) Reports on Form 8-K:

    No Current Report on Form 8-K was filed by TWE during the quarter ended December 31, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH OF THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, ON APRIL 2, 2001.

                           TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           By: Warner Communications Inc.,
                              as General Partner

                           By: /s/ J. MICHAEL KELLY
                               ___________________________________________
                               NAME: J. MICHAEL KELLY
                              TITLE:  EXECUTIVE VICE PRESIDENT AND CHIEF
                               FINANCIAL OFFICER

                           AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION ('ATC')
                           WARNER COMMUNICATIONS INC. ('WCI')

                           By: /s/ J. MICHAEL KELLY
                               ___________________________________________
                               NAME: J. MICHAEL KELLY
                              TITLE:  EXECUTIVE VICE PRESIDENT AND CHIEF
                               FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON APRIL 2, 2001.

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

            /s/ J. MICHAEL KELLY               Executive Vice President and Chief Financial
--------------------------------------------     Officer of each Registrant (Principal
             (J. MICHAEL KELLY)                  Financial Officer)

             /s/ JAMES W. BARGE                Vice President and Controller of each
--------------------------------------------     Registrant (Principal Accounting Officer)
              (JAMES W. BARGE)

           /s/ RICHARD D. PARSONS              Director of ATC and WCI
--------------------------------------------
            (RICHARD D. PARSONS)

           /s/ ROBERT W. PITTMAN               Director of ATC and WCI
--------------------------------------------
             (ROBERT W. PITTMAN)

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

    For the year ended December 31, 2000 Time Warner Entertainment Company, L.P. ('TWE' or the 'Company') classified its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE also managed the cable properties owned by Time Warner Inc. ('Time Warner') and the combined cable television operations are conducted under the name of Time Warner Cable.

    Effective 2001, the Digital Media properties have been allocated to the business segments responsible for managing these operations going forward.

USE OF EBITA

    During 2000, TWE evaluated operating performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992, which created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

AMERICA ONLINE -- TIME WARNER MERGER

    On January 11, 2001, America Online, Inc. ('America Online') and Time Warner consummated the previously announced agreement to merge (the 'Merger') to form AOL Time Warner Inc. ('AOL Time Warner'). As a result of the Merger, America Online and Time Warner became wholly owned subsidiaries of AOL Time Warner. The former shareholders of America Online have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner have an approximate 45% interest in AOL Time Warner, expressed on a fully diluted basis. The Merger will be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations during the first quarter of 2001. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, will be allocated to its underlying net assets, including the net assets of TWE to the extent acquired, in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired will be recorded as goodwill.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

    As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

    For 2000, the items included (i) a net pretax gain of $65 million, principally relating to additional proceeds received in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, (ii) a $50 million pretax charge related to the Six Flags Entertainment Corporation ('Six

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Flags') litigation, (iii) a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iv) a pretax charge of approximately $35 million relating to a restructuring of the Road Runner joint venture, formed with a subsidiary of AT&T Corp. ('MediaOne') to operate Time Warner Cable's and MediaOne's high-speed online businesses and (v) a noncash charge of $524 million reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

    For 1999, the items included (i) net pretax gains of $2.119 billion relating to the sale or exchange of various cable television systems and investments,
(ii) pretax gains of $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite and (v) a noncash pretax charge of approximately $106 million relating to Warner Bros.'s retail stores.

    For 1998, the items included (i) net pretax gains of approximately $90 million relating to the sale or exchange of various cable television systems and investments, (ii) pretax gains of $30 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) a pretax charge of approximately $210 million principally to reduce TWE's carrying value of its investment in Primestar, Inc. ('Primestar').

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

REVENUE CLASSIFICATION CHANGES

    In the fourth quarter of 2000, TWE adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'). SAB 101 clarifies certain existing accounting principles for the timing of recognition and the classification of revenues in financial statements. Because TWE's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules did not have a significant effect on TWE's consolidated financial statements.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

                             RESULTS OF OPERATIONS

2000 VS. 1999

    EBITA and operating income are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                         EBITA         OPERATING INCOME
                                                    ---------------   -------------------
                                                     2000     1999      2000       1999
                                                     ----     ----      ----       ----
                                                                 (MILLIONS)
Filmed Entertainment -- Warner Bros.(a)...........  $  592   $  787    $  470     $  665
Broadcasting -- The WB Network....................     (62)     (92)      (67)       (96)
Cable Networks -- HBO.............................     596      527       596        527
Cable(b)..........................................   1,624    3,517     1,186      3,139
Digital Media.....................................     (59)      (8)      (59)        (8)
                                                    ------   ------    ------     ------
    Total.........................................  $2,691   $4,731    $2,126     $4,227
                                                    ------   ------    ------     ------
                                                    ------   ------    ------     ------

---------

 (a) Includes net pretax gains of approximately $65 million recognized in 2000 and $97 million recognized in 1999, principally relating to the sale of an interest in CanalSatellite, a pretax charge of $24 million recognized in 2000 in connection with the Six Flags litigation, pretax gains of $10 million recognized in 2000 and $40 million recognized in 1999 related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, a pretax gain of approximately $215 million recognized in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement and a noncash pretax charge of $106 million recognized in 1999 relating to Warner Bros.'s retail stores.

 (b) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $2.119 billion recognized in 1999.

CONSOLIDATED RESULTS

    TWE had revenues of $13.982 billion, income of $753 million before the cumulative effect of an accounting change and net income of $229 million for the year ended December 31, 2000, compared to revenues of $13.164 billion and net income of $2.759 billion for the year ended December 31, 1999.

    As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These items aggregated approximately $10 million of net pretax losses in 2000, compared to approximately $2.365 billion of net pretax income in 1999. In addition, net income in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

    TWE had net income of $229 million in 2000, compared to $2.759 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $195 million to $763 million in 2000 from $394 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher losses from certain investments accounted for under the equity method and higher interest expense principally due to higher market interest rates on variable-rate debt.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $157 million and $150 million for the years ended December 31, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

BUSINESS SEGMENT RESULTS

    Filmed Entertainment -- Warner Bros. Revenues decreased to $6.604 billion in 2000, compared to $6.628 billion in 1999. EBITA, including the effect on operating trends of one-time items recognized in each period, decreased to $592 million in 2000 from $787 million in 1999. Operating income, including the effects of one-time items, similarly decreased to $470 million in 2000 from $665 million in 1999. Revenues decreased

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

primarily due to lower revenues from domestic syndicated television exhibition relating to the 1999 initial off-network availability of the popular television series The Drew Carey Show, lower revenues from worldwide theatrical exhibition, principally relating to 1999's highly successful release of The Matrix and lower revenues from consumer product operations. This decrease was principally offset by higher revenues from the distribution of theatrical product due to higher worldwide DVD sales and improved revenues from the distribution of television product through basic cable, broadcast network and international syndicated television exhibition.

    The operating results in both periods were affected by certain one-time items which include net pretax gains of $65 million recognized in 2000 and $97 million recognized in 1999, principally relating to the sale of an interest in CanalSatellite, a pretax charge of $24 million recognized in 2000 relating to the Six Flags litigation, pretax gains of $10 million recognized in 2000 and $40 million recognized in 1999 relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, a $215 million net pretax gain recognized in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement and a noncash pretax charge of $106 million recognized in 1999 relating to Warner Bros.'s retail stores. Excluding the impact of these items, EBITA and operating income were flat principally as a result of the declines in revenue offset by lower film and television costs. In early 2001, in connection with the Merger, Warner Bros. announced its plans to divest its retail store operations.

    Broadcasting -- The WB Network. Revenues increased to $453 million in 2000, compared to $384 million in 1999. EBITA improved to a loss of $62 million in 2000 from a loss of $92 million in 1999. Operating losses decreased to $67 million in 2000 from $96 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were principally due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

    Cable Networks -- HBO. Revenues increased to $2.270 billion in 2000, compared to $2.169 billion in 1999. EBITA and operating income increased to $596 million in 2000 from $527 million in 1999. Revenues benefited primarily from an increase in subscriptions to 36.9 million at the end of 2000, compared to 35.7 million at the end of 1999. The increase in EBITA and operating income was principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

    Cable. Revenues increased to $5.159 billion in 2000, compared to $4.496 billion in 1999. EBITA, including the effect on operating trends of one-time items recognized in each period, decreased to $1.624 billion in 2000 from $3.517 billion in 1999. Operating income similarly decreased to $1.186 billion in 2000 from $3.139 billion in 1999 due to the one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax gains of approximately $2.119 billion in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

    As of December 31, 2000 and 1999, there were 12.8 million and 12.6 million subscribers, respectively, under the management of TWE's Cable division.

    Digital Media. The Digital Media segment had $59 million of operating losses on $5 million of revenues in 2000, compared to $8 million of operating losses on $1 million of revenues in 1999.

    Interest Expense, Net. Interest expense, net, increased to $656 million of expense in 2000, compared to $561 million of expense in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

    Other Income (Expense), Net. Other income (expense), net, increased to $278 million of expense in 2000, compared to $257 million of expense in 1999, primarily due to higher losses from certain investments accounted for under the equity method.

    Minority Interest. Minority interest expense decreased to $208 million in 2000, compared to $427 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ('TWE-A/N') to the minority owners of that partnership. Excluding the significant effect of the 1999 gains, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

1999 VS. 1998

    EBITA and operating income are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                         EBITA         OPERATING INCOME
                                                    ---------------   -------------------
                                                     1999     1998      1999       1998
                                                     ----     ----      ----       ----
                                                                 (MILLIONS)
Filmed Entertainment -- Warner Bros(a)............  $  787   $  498    $  665     $  369
Broadcasting -- The WB Network....................     (92)     (93)      (96)       (96)
Cable Networks -- HBO.............................     527      454       527        454
Cable(b)..........................................   3,517    1,369     3,139        992
Digital Media.....................................      (8)    --          (8)     --
                                                    ------   ------    ------     ------
    Total.........................................  $4,731   $2,228    $4,227     $1,719
                                                    ------   ------    ------     ------
                                                    ------   ------    ------     ------

---------

 (a) Includes pretax gains of $40 million recognized in 1999 and $30 million recognized in 1998 related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, a pretax gain of $215 million recognized in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement, a $97 million pretax gain recognized in 1999 relating to the sale of an interest in CanalSatellite and a noncash charge of $106 million recognized in 1999 relating to Warner Bros.'s retail stores.

 (b) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $2.119 billion recognized in 1999 and $90 million recognized in 1998.

CONSOLIDATED RESULTS

    TWE had revenues of $13.164 billion and net income of $2.759 billion for the year ended December 31, 1999, compared to revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998.

    As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $2.365 billion of net pretax income in 1999, compared to $90 million of net pretax losses in 1998.

    TWE had net income of $2.759 billion in 1999, compared to $326 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $139 million to $569 million in 1999 from $430 million in 1998. As more fully discussed below, this improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

BUSINESS SEGMENT RESULTS

    Filmed Entertainment -- Warner Bros. Revenues increased to $6.628 billion in 1999, compared to $6.051 billion in 1998. EBITA, including the effect on operating trends of one-time items recognized in each period, increased to $787 million in 1999 from $498 million in 1998. Operating income similarly increased to $665 million in 1999 from $369 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. The operating results in 1999 were affected by various significant, nonrecurring items, including pretax gains of $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, an approximate $215 million pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million recognized in connection with the sale of an interest in CanalSatellite and a one-time, noncash pretax charge of $106 million relating to Warner Bros.' retail stores. The operating results for 1998 include pretax gains of $30 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of these items, EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and domestic television syndication operations. These improvements were offset in part by lower results from consumer products operations and lower net gains on the sale of other assets.

    The decline in Warner Bros.'s consumer products operations relates, in part, to its retail stores. In the fourth quarter of 1999, Warner Bros. adopted a plan designed to improve the performance of its retail stores. The plan was expected to be executed largely over a three-year period and involved closing certain underperforming stores, transforming other stores into smaller and more efficient stores, and exploiting potential e-commerce opportunities. As a result of this plan, Warner Bros. recorded a one-time, noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. The charge represented the excess of the carrying value of those assets over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures. In early 2001, in connection with the Merger, Warner Bros. announced its plans to divest its retail store operations.

    Broadcasting -- The WB Network. Revenues increased to $384 million in 1999, compared to $260 million in 1998. EBITA improved to a loss of $92 million in 1999 from a loss of $93 million in 1998. Operating losses of $96 million were the same in both 1999 and in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were, and are expected to continue to be, negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The marginal EBITA loss improvement and flat operating losses principally resulted from the fact that significant revenue increases were offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

    Cable Networks -- HBO. Revenues increased to $2.169 billion in 1999, compared to $2.052 billion in 1998. EBITA and operating income increased to $527 million in 1999 from $454 million in 1998. Revenues benefited primarily from an increase in subscriptions to 35.7 million from 34.6 million at the end of 1998. EBITA and operating income increased principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

    Cable. Revenues increased to $4.496 billion in 1999, compared to $4.378 billion in 1998. EBITA, including the effect on operating trends of one-time items recognized in each period, increased to $3.517 billion in 1999 from $1.369 billion in 1998. Operating income similarly increased to $3.139 billion in 1999 from $992 million in 1998. These operating results were affected by certain cable-related transactions that occurred in 1998 (the '1998 Cable Transactions') and by net pretax gains of $2.119 billion recognized in 1999 and $90 million in

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions included (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred interests in the partnership, as well as related transactions, effective as of January 1, 1998, (ii) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar effective as of April 1, 1998,
(iii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iv) the reorganization of Time Warner's, TWE's and TWE-A/N's business telephony operations, effective as of July 1, 1998 and
(v) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

    As of December 31, 1999 and 1998, there were 12.6 million subscribers under the management of TWE's Cable division.

    Digital Media. Digital Media operating results reflect start-up costs associated with TWE's digital media businesses. Digital Media had $8 million of operating losses on $1 million of revenues during 1999.

    Interest Expense, Net. Interest expense, net, decreased to $561 million of expense in 1999, compared to $566 million of expense in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts.

    Other Income (Expense), Net. Other income (expense), net, decreased to $257 million of expense in 1999, compared to $379 million of expense in 1998. This decrease principally related to the absence of an approximate $210 million charge recorded in 1998 to reduce the carrying value of an interest in Primestar, offset in part by higher losses in 1999 from certain investments accounted for under the equity method of accounting.

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

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 2000

2000 FINANCIAL CONDITION

    At December 31, 2000, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

SENIOR CAPITAL DISTRIBUTIONS

    In July 1999, TWE paid a $627 million distribution to two wholly owned subsidiaries of Time Warner that are the general partners of TWE. The payment was to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

REDEMPTION OF REIT PREFERRED STOCK

    In March 1999, a subsidiary of TWE (the 'REIT') redeemed all of its shares of preferred stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

CASH FLOWS

    During 2000, TWE's cash provided by operations amounted to $2.576 billion and reflected $2.691 billion of business segment EBITA, $917 million of noncash depreciation expense and $209 million of net proceeds received under TWE's asset securitization program, less $536 million of interest payments, $107 million of income taxes, $74 million of corporate expenses and $524 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $2.713 billion in 1999 reflected $4.731 billion of business segment EBITA and $860 million of noncash depreciation expense, less $2.119 billion of net pretax gains on the sale or exchange of cable television systems and investments, $498 million of interest payments, $132 million of income taxes, $73 million of corporate expenses, $15 million of proceeds repaid under TWE's asset securitization program and $41 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

    Cash used by investing activities was $2.138 billion in 2000, compared to $605 million in 1999. The increase principally resulted from a decrease in cash proceeds from the sale of investments, higher capital expenditures and the absence in 2000 of the 1999 collection of TWE's $400 million loan to Time Warner. Capital expenditures increased to $1.926 billion in 2000, compared to $1.475 billion in 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

    Cash used by financing activities was $649 million in 2000, compared to $1.678 billion in 1999. The use of cash in 2000 principally resulted from the payment of $1.0 billion of capital distributions to Time Warner, offset in part by $451 million of proceeds from additional borrowings. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million, the payment of $1.2 billion of capital distributions to Time Warner and $106 million of debt reduction.

    Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

    Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.793 billion in 2000, compared to $1.319 billion in 1999. Capital spending by TWE's Cable division for 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the 'FCC') in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As of December 31, 2000, Time Warner Cable fulfilled its $4 billion commitment and has extended certain upgrades beyond 2000 for those systems acquired during the period of the agreement.

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

  Intangible Assets

    As a creator and distributor of branded information and entertainment copyrights, TWE has a significant amount of internally generated intangible assets whose value is not fully reflected in the consolidated balance sheet. Such intangible assets extend across TWE's principal business interests, but are best exemplified by its interest in Warner Bros.'s and HBO's copyrighted film and television product libraries, and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at such time they are acquired in a business combination accounted for by the purchase method of accounting. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet. However, because the America Online-Time Warner merger will be accounted for under the purchase method of accounting, the fair value of TWE's intangible assets, as determined as of the date the Merger was consummated, will be recorded in connection with the allocation of AOL Time Warner's cost to acquire Time Warner.

    For example, because TWE normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette and DVD, and potentially, the introduction of video-on-demand, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format.

  Warner Bros. Backlog

    Warner Bros.'s backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Warner Bros.'s backlog amounted to $2.913 billion at December 31, 2000, compared to $3.033 billion at December 31, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $381 million and to Time Warner's cable television networks of $634 million at December 31, 2000 and $365 million to TWE's cable television networks and $599 million to Time Warner's cable television networks at December 31, 1999).

    Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of December 31, 2000, including cash received under the securitization facility and other advanced payments, approximately $735 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

FOREIGN CURRENCY RISK MANAGEMENT

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 2000, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 2000, Time Warner had contracts for the sale of $648 million and the purchase of $582 million of foreign currencies at fixed rates. Of Time Warner's $66 million net sale contract position, $198 million of the foreign exchange sale contracts and $154 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $393 million and the purchase of $108 million of foreign currencies at fixed rates at December 31, 1999.

    Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 2000, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2000 would result in approximately $2 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2000 would result in $2 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    The Securities and Exchange Commission (the 'SEC') encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as 'anticipates,' 'estimates,' 'expects,' 'projects,' 'intends,' 'plans,' 'believes' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations or beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

    TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE's other filings with the SEC and:

     For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as 'digital must-carry,' open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by businesses and consumers; and greater than expected increases in programming or other costs.

     For TWE's networks businesses, greater than expected programming or production costs; a strike by television actors and writers; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     For TWE's film and television production businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; a strike by screen actors and writers; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as the Internet.

    In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ('TW Companies') contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies' Filmed Entertainment -- Warner Bros., Cable Networks -- HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the 'General Partner Guarantees'). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ('WCI') and American Television and Communications Corporation ('ATC') are the two remaining general partners of TWE (collectively, the 'General Partners'). They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

    Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of TW Companies' Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, Time Warner Companies, Inc. ("TW Companies"), Turner Broadcasting System, Inc. and Time Warner Telecom
Inc., and its revolving credit agreement with TW Companies.

USE OF EBITA

    During 2000 WCI evaluated operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. The exclusion of noncash amortization charges is consistent with management's belief that WCI's intangible assets, such as music catalogues and copyrights and the goodwill associated with its brands, are generally increasing in value and importance to WCI's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

AMERICA ONLINE -- TIME WARNER MERGER

    On January 11, 2001, America Online, Inc. ('America Online') and Time Warner Inc. ('Time Warner') consummated the previously announced agreement to merge (the 'Merger') to form AOL Time Warner. The Merger was structured as a stock-for-stock exchange. As a result of the Merger, America Online and Time Warner became wholly owned subsidiaries of AOL Time Warner. The former shareholders of America Online have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner have an approximate 45% interest in AOL Time Warner, expressed on a fully diluted basis. The Merger will be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations during the first quarter of 2001. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, will be allocated to its underlying net assets, including the net assets of the General Partners, in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired will be recorded as goodwill.

WARNER -- EMI MUSIC MERGER

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

INVESTMENT IN TWE

    TWE was capitalized in June 1992 to own and operate substantially all of the Filmed Entertainment -- Warner Bros., Cable Networks -- HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the pro rata priority capital
('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital ('Series B Capital') of TWE. TW Companies holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ('MediaOne'), a subsidiary of AT&T Corp.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

    A significant portion of the General Partners' operating results is derived from their investment in TWE. During each period, the comparability of TWE's operating results, and each General Partners investment therein, has been affected by certain significant transactions and nonrecurring items in each period.

    For 2000, the items included (i) a net pretax gain of $65 million, principally relating to additional proceeds received in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, (ii) a $50 million pretax charge related to the Six Flags Entertainment Corporation ('Six Flags') litigation, (iii) a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iv) a pretax charge of approximately $35 million relating to the restructuring of the Road Runner joint venture, formed with MediaOne to operate Time Warner Cable's and MediaOne's high-speed online businesses and (v) a noncash charge of $524 million reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

    For 1999, the items included (i) net pretax gains of $2.119 billion relating to the sale or exchange of various cable television systems and investments,
(ii) pretax gains of $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite and (v) a noncash pretax charge of approximately $106 million relating to Warner Bros.'s retail stores.

    For 1998, the items included (i) net pretax gains of approximately $90 million relating to the sale or exchange of various cable television systems and investments, (ii) pretax gains of $30 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) a pretax charge of approximately $210 million principally to reduce TWE's carrying value of its investment in Primestar, Inc. ('Primestar').

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

CLASSIFICATION CHANGES

    In the fourth quarter of 2000, WCI adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

WCI's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules result in changes as to how revenues and costs are classified in WCI's Music operations. As a result of applying the provisions of SAB 101, WCI's revenues and costs were increased by an equal amount of $135 million in 2000, $99 million in 1999 and $87 million in 1998, in the accompanying consolidated statement of operations. Other aspects of SAB 101 did not have a significant effect on WCI's or ATC's consolidated financial statements.

    In addition, WCI's operating results for 1999 and 1998 reflect a change in the way management evaluates its investment in the Columbia House Company Partnerships ('Columbia House'), an equity investee. Effective on January 1, 2000, management reclassified WCI's share of the operating results of Columbia House from business segment operating income to interest and other, net, in the accompanying consolidated statement of operations. This reclassification resulted primarily from the planned restructuring of Columbia House's traditional direct-marketing business and an increasing dependency on the sale of video product.

RESULTS OF OPERATIONS

2000 VS. 1999

    WCI had revenues of $4.148 billion, income of $246 million before a cumulative effect of an accounting change and net income of $44 million in 2000, compared to revenues of $3.933 billion and net income of $1.207 billion in 1999. EBITA decreased to $443 million from $449 million. Operating income increased to $202 million from $195 million. Revenues increased primarily due to higher international recorded music sales and higher revenues from DVD manufacturing operations, offset in part by lower domestic recorded music sales. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from Madonna, the Red Hot Chili Peppers, The Corrs, Eric Clapton with B.B. King, and matchbox twenty. EBITA was relatively flat and operating income increased due to the revenue gains, offset in part by higher marketing and artist royalty costs and higher losses from certain investments accounted for under the equity method of accounting.

    WCI's equity in the pretax income of TWE was $539 million in 2000, compared to $1.724 billion in 1999. TWE's pretax income decreased in 2000 as compared to 1999 because of the effect of certain significant nonrecurring items recognized in each period, as previously discussed. These nonrecurring items consisted of approximately $10 million in net pretax losses in 2000, compared to approximately $2.365 billion in net pretax income in 1999. In addition, net income in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally from an overall increase in its business segment operating income, offset in part by higher losses from certain investments accounted for under the equity method of accounting and higher interest expense principally due to higher market interest rates on variable-rate debt.

    Interest expense was $10 million in 2000 and $14 million in 1999. There was other expense, net, of $195 million in 2000, compared to other income, net, of $141 million in 1999, principally because of an approximate $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House, higher losses from certain investments accounted for under the equity method of accounting, merger-related costs relating to Time Warner's recently terminated merger agreement with EMI and the absence in 2000 of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (the 'Time Warner Telecom IPO'), a provider of local and regional optical broadband networks and services to business customers.

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1999 VS. 1998

    WCI had revenues of $3.933 billion and net income of $1.207 billion in 1999, compared to revenues of $4.112 billion and net income of $218 million in 1998. EBITA decreased to $449 million from $464 million. Operating income decreased to $195 million from $203 million. Revenues decreased primarily due to lower domestic and international recorded music sales, as well as declines in music publishing operations. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, such as Brazil and Japan. EBITA and operating income decreased principally as a result of the decline in worldwide revenues, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations.

    WCI's equity in the pretax income of TWE was $1.724 billion in 1999, compared to $248 million in 1998. TWE's pretax income increased significantly in 1999 as compared to 1998 because of the effect of certain significant nonrecurring items recognized in each period, as previously discussed. These nonrecurring items consisted of approximately $2.365 billion in net pretax gains in 1999, compared to $90 million of net pretax losses in 1998. Excluding the significant effect of these nonrecurring items, TWE's pretax income increased principally from an overall increase in its business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

    Interest expense increased to $14 million in 1999 from $13 million in 1998. There was other income, net, of $141 million in 1999, compared to other income, net, of $41 million in 1998, principally because of the recognition of an approximate $53 million pretax gain in 1999 in connection with the Time Warner Telecom IPO and lower equity losses from certain investments accounted for under the equity method of accounting.

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

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 2000

2000 FINANCIAL CONDITION

    WCI had $8.8 billion of equity at December 31, 2000, compared to $8.7 billion of equity at December 31, 1999. Cash and equivalents decreased to $36 million at December 31, 2000, compared to $107 million at December 31, 1999. WCI had no long-term debt due to TW Companies under its revolving credit agreement at the end of either period.

    The total capitalization of ATC at December 31, 2000 and December 31, 1999 consisted of equity capital of $2.1 billion. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

CASH FLOWS

    In 2000, WCI's cash provided by operations of $449 million reflected $443 million of EBITA, $83 million of noncash depreciation expense and $594 million of distributions from TWE, less $11 million of interest payments, $73 million of income taxes, net of income tax refunds received ($107 million of which was paid to Time Warner under a tax sharing agreement), $20 million of proceeds repaid under WCI's asset securitization program and $567 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. In 1999, WCI's cash provided by operations amounted to $69 million and reflected $449

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

million of EBITA, $74 million of noncash depreciation expense, $442 million of distributions from TWE (excluding $269 million representing the return of a portion of the General Partners' Senior Capital interests that has been classified as a source of cash from investing activities) and $145 million of proceeds received under WCI's asset securitization program, less $17 million of interest payments, $805 million of income taxes ($658 million of which was paid to Time Warner under a tax sharing agreement) and $219 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

    Cash used by investing activities was $215 million in 2000, compared to $80 million in 1999, principally as a result of the absence in 2000 of proceeds received from the distribution of TWE Senior Capital in 1999.

    Cash used by financing activities was $305 million in 2000, compared to $42 million in 1999, principally as a result of an increase in advances to TW Companies.

    Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

    WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 2000, the General Partners received an aggregate $1.003 billion of distributions from TWE, consisting of $765 million of tax-related distributions and $238 million of stock option related distributions. In 1999, the General Partners received an aggregate $1.2 billion of distributions, consisting of $627 million of Senior Capital distributions (representing the return of $454 million of contributed capital and the distribution of $173 million of priority capital return), $347 million of tax-related distributions and $226 million of stock option related distributions. Of such aggregate distributions, WCI received $594 million in 2000 and $711 million in 1999, and ATC received $409 million in 2000 and $489 million in 1999.

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

FOREIGN CURRENCY RISK MANAGEMENT

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its, TWE's and WCI's combined foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 2000, Time Warner had effectively hedged approximately 50% of WCI's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

twelve-month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner is reimbursed by or reimburses WCI for Time Warner contract gains and losses related to WCI's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 2000, Time Warner had contracts for the sale of $648 million and the purchase of $582 million of foreign currencies at fixed rates. Of Time Warner's $66 million net sale contract position, $628 million of foreign exchange sale contracts and $687 million of foreign exchange purchase contracts related to WCI's foreign currency exposure, compared to contracts for the sale of $442 million and the purchase of $217 million of foreign currencies at December 31, 1999.

    Based on Time Warner's foreign exchange contracts outstanding related to WCI's exposure at December 31, 2000, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2000 would result in approximately $3 million of net unrealized gains on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar would result in approximately $3 million of net unrealized losses. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty payments that would be received in cash within the ensuing twelve-month period from the sale of U.S. copyrighted products abroad.

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

                                 EXHIBIT INDEX

                                                                                 SEQUENTIAL
     EXHIBIT                                                                        PAGE
     NUMBER                                DESCRIPTION                             NUMBER
     ------                                -----------                             ------
  3.1              Agreement of Limited Partnership, dated as of October 29,         *
                   1991, as amended by the Letter Agreement, dated
                   February 11, 1992, and the Letter Agreement dated June 23,
                   1992, among Time Warner Companies, Inc. ('TWCI') and certain of its subsidiaries, ITOCHU Corporation ('Itochu') and
                   Toshiba Corporation ('Toshiba') (the 'TWE Partnership
                   Agreement, as amended') (which is incorporated herein by
                   reference to Exhibit (A) to TWCI's Current Report on
                   Form 8-K dated October 29, 1991 (File No. 1-8637) and
                   Exhibits 10(b) and 10(c) to TWCI's Current Report on
                   Form 8-K dated July 14, 1992 (File No. 1-8637) ('TWCI's July
                   1992 Form 8-K')).
  3.2              Amendment Agreement, dated as of September 14, 1993, among        *
                   Itochu, Toshiba, TWCI, US WEST, Inc. ('US West') and certain of their respective subsidiaries amending the TWE
                   Partnership Agreement, as amended (which is incorporated
                   herein by reference to Exhibit 3.2 to the Time Warner
                   Entertainment Company, L.P. ('TWE') Annual Report on
                   Form 10-K for the year ended December 31, 1993 (the 'TWE
                   1993 Form 10-K')).
  3.3(i) and (ii)  Certificate of Incorporation and By-Laws of American            *
                   Television and Communications Corporation ('ATC'), as
                   amended (which are incorporated herein by reference to
                   Exhibits 3.3(i) and (ii) to the TWE 1993 Form 10-K).
  3.3(iii)         Certificate of Ownership and Merger of American Digital           *
                   Communications, Inc. into ATC as filed with the Secretary of
                   State of the State of Delaware on May 31, 1996 (which is
                   incorporated herein by reference to Exhibit 3.3(iii) to
                   TWE's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (the 'TWE 1996 Form 10-K')).
  3.3(iv)          Certificate of Ownership and Merger of Carolina Network           *
                   Corporation into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (which is incorporated herein by reference to Exhibit 3.3(iv) to the TWE 1996
                   Form 10-K).
  3.3(v)           Certificate of Ownership and Merger of ATC Holdings II, Inc.      *
                   into ATC as filed with the Secretary of State of the State of Delaware on June 28, 1996 (which is incorporated herein by reference to Exhibit 3.3(v) to the TWE 1996 Form 10-K).
  3.3(vi)          Certificate of Ownership and Merger of ARP 113, Inc. into         *
                   ATC as filed with the Secretary of State of the State of
                   Delaware on August 29, 1997 (which is incorporated herein by reference to Exhibit 3.3(vi) to TWE's Annual Report on
                   Form 10-K for the year ended December 31, 1997 (the 'TWE
                   1997 Form 10-K')).
  3.3(vii)         Certificate of Ownership and Merger of Philadelphia               *
                   Community Antenna Television Company into ATC as filed with the Secretary of State of the State of Delaware on
                   August 29, 1997 (which is incorporated herein by reference to Exhibit 3.3(vii) to the TWE 1997 Form 10-K).
  3.3(viii)        Certificate of Ownership and Merger of Public Cable Company       *
                   into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (which is incorporated herein by reference to Exhibit 3.3(viii) to the TWE 1997
                   Form 10-K).
  3.3(ix)          Certificate of Ownership and Merger of ATC-PPV, Inc. into         *
                   ATC as filed with the Secretary of State of the State of
                   Delaware on October 7, 1998 (which is incorporated herein by reference to Exhibit 3.3(ix) to TWE's Annual Report on
                   Form 10-K for the year ended December 31, 1998).
  3.4(i) and (ii)  Restated Certificate of Incorporation, as amended, and          *
                   By-Laws of Warner Communications Inc. ('WCI') (which are
                   incorporated herein by reference to Exhibits 3.9(i) and (ii)
                   to the TWE 1993 Form 10-K).

                                                                                 SEQUENTIAL
     EXHIBIT                                                                        PAGE
     NUMBER                                DESCRIPTION                             NUMBER
     ------                                -----------                             ------
     3.4(iii)      Certificate of Ownership and Merger of Time Warner                *
                   Interactive Inc. into WCI as filed with the Secretary of
                   State of the State of Delaware on July 3, 1996 (which is
                   incorporated herein by reference to Exhibit 3.6(iii) to the
                   TWE 1996 Form 10-K).
     3.4(iv)       Agreement of Merger of Time Warner Operations Inc. and WCI        *
                   as filed with the Secretary of State of the State of
                   Delaware on September 29, 1997 (which is incorporated herein by reference to Exhibit 3.4(iv) to the TWE 1997 Form 10-K).
     3.4(v)        Certificate of Ownership and Merger of Warner Cable               *
                   Communications Inc. into WCI as filed with the Secretary of
                   State of the State of Delaware on December 29, 1997 (which is incorporated herein by reference to Exhibit 3.4(iii) to the TWE 1997 Form 10-K).
     3.4(vi)       Certificate of Ownership and Merger of TWI Ventures Ltd.          *
                   into WCI as filed with the Secretary of State of the State of Delaware on December 9, 1999 (which is incorporated
                   herein by reference to Exhibit 3.4(vi) to TWE's Annual
                   Report on Form 10-K for the year ended December 31, 1999).
     4.1           Indenture, dated as of April 30, 1992, as amended by the          *
                   First Supplemental Indenture, dated as of June 30, 1992,
                   among TWE, TWCI, certain of TWCI's subsidiaries that are
                   parties thereto and The Bank of New York ('BONY'), as
                   Trustee (which is incorporated herein by reference to
                   Exhibits 10(g) and 10(h) to TWCI's July 1992 Form 8-K).
     4.2           Second Supplemental Indenture, dated as of December 9, 1992,      *
                   among TWE, TWCI, certain of TWCI's subsidiaries that are
                   parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to
                   TWE's Registration Statement on Form S-4 (Registration
                   No. 33-67688) filed with the Commission on October 25, 1993
                   (the 'TWE 1993 Form S-4')).
     4.3           Third Supplemental Indenture, dated as of October 12, 1993,       *
                   among TWE, TWCI, certain of TWCI's subsidiaries that are
                   parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to the 1993 TWE
                   Form S-4).
     4.4           Fourth Supplemental Indenture, dated as of March 29, 1994,        *
                   among TWE, TWCI, certain of TWCI's subsidiaries that are
                   parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to the TWE 1993
                   Form 10-K).
     4.5           Fifth Supplemental Indenture, dated as of December 28, 1994,      *
                   among TWE, TWCI, certain of TWCI's subsidiaries that are
                   parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on
                   Form 10-K for the year ended December 31, 1994).
     4.6           Sixth Supplemental Indenture, dated as of September 29,           *
                   1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                   incorporated herein by reference to Exhibit 4.7 to Time
                   Warner Inc.'s ('Time Warner') Annual Report on Form 10-K for
                   the year ended December 31, 1997 (File No. 1-12259) (the
                   'Time Warner 1997 Form 10-K')).
     4.7           Seventh Supplemental Indenture dated as of December 29,           *
                   1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
                   incorporated herein by reference to Exhibit 4.8 to the Time
                   Warner 1997 Form 10-K).

                                                                                 SEQUENTIAL
     EXHIBIT                                                                        PAGE
     NUMBER                                DESCRIPTION                             NUMBER
     ------                                -----------                             ------
    10.1           Credit Agreement dated as of November 10, 1997 among Time         *
                   Warner, TWCI, TWE, Turner Broadcasting System, Inc.,
                   ('TBS'), Time Warner Entertainment-Advance/Newhouse
                   Partnership (the 'TWE-A/N Partnership') and TWI Cable Inc.
                   ('TWI Cable'), as Credit Parties, The Chase Manhattan Bank
                   ('Chase Manhattan'), as Administrative Agent, Bank of
                   America National Trust and Savings Association ('Bank of
                   America'), BONY and Morgan Guaranty Trust Company of New
                   York ('Morgan'), as Documentation and Syndication Agents and
                   Chase Securities Inc. ('Chase Securities'), as Arranger
                   (which is incorporated herein by reference to Exhibit 10.26 to the Time Warner 1997 Form 10-K).
    10.2           Amendment No. 1 dated as of June 30, 2000 to the Credit           *
                   Agreement dated as of November 10, 1997 among Time Warner,
                   TWCI, TWE, TBS, TWE-A/N Partnership and TWI Cable, as Credit
                   Parties, Chase Manhattan, as Administrative Agent, Bank of
                   America, BONY and Morgan as Documentation and Syndication
                   Agents and Chase Securities, as Manager (which is
                   incorporated herein by reference to Exhibit 10.1 to Time
                   Warner's quarterly report on Form 10-Q for the quarter ended
                   June 30, 2000 (File No. 1-12259)).
    10.3           Admission Agreement, dated as of May 16, 1993, between TWE        *
                   and US West (which is incorporated herein by reference to
                   Exhibit 10(a) to TWE's Current Report on Form 8-K dated
                   May 16, 1993).
    10.4           Restructuring Agreement, dated as of August 31, 1995, among       *
                   TWCI, Itochu and ITOCHU Entertainment Inc. (which is
                   incorporated herein by reference to Exhibit 2(a) to TWCI's
                   Current Report on Form 8-K dated August 31, 1995 (File No.
                   1-8637) ('TWCI's August 1995 Form 8-K')).
    10.5           Restructuring Agreement, dated as of August 31, 1995,             *
                   between TWCI and Toshiba (including Form of Registration
                   Rights Agreement, between TWCI and Toshiba) (which is
                   incorporated herein by reference to Exhibit 2(b) to TWCI's
                   August 1995 Form 8-K).
    10.6           Option Agreement, dated as of September 15, 1993, between         *
                   TWE and US West (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K).
    10.7           Contribution Agreement, dated as of September 9, 1994, among      *
                   TWE, Advance Publications, Inc., ('Advance Publications'),
                   Newhouse Broadcasting Corporation ('Newhouse Broadcasting'),
                   Advance/Newhouse Partnership ('Advance/Newhouse') and
                   TWE-A/N Partnership (which is incorporated herein by
                   reference to Exhibit 10(a) to TWE's Current Report on
                   Form 8-K dated September 9, 1994).
    10.8           Amended and Restated Partnership Agreement of TWE-A/N             *
                   Partnership entered into as of February 1, 2001 by and
                   between TWE, Advance/Newhouse and Paragon Communications
                   ('Paragon') (which is incorporated herein by reference to
                   Exhibit 10.46 to AOL Time Warner Inc.'s Annual Report on
                   Form 10-K for the year ended December 31, 2000 (File
                   No. 1-15062) (the 'AOLTW 2000 Form 10-K')).
    10.9           First Amendment to the Amended and Restated Partnership           *
                   Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/Newhouse and Paragon (which is
                   incorporated herein by reference to Exhibit 10.47 to the
                   AOLTW 2000 Form 10-K).
    10.10          Letter Agreement, dated April 1, 1995, among TWE,                 *
                   Advance/Newhouse, Advance Publications and Newhouse
                   Broadcasting (which is incorporated herein by reference to
                   Exhibit 10(c) to TWE's Current Report on Form 8-K dated
                   April 1, 1995).

                                                                                 SEQUENTIAL
     EXHIBIT                                                                        PAGE
     NUMBER                                DESCRIPTION                             NUMBER
     ------                                -----------                             ------
    10.11          Amended and Restated Transaction Agreement, dated as of           *
                   October 27, 1997 among Advance Publications, Newhouse
                   Broadcasting, Advance/Newhouse, TW Holding Co. and TWE-A/N
                   Partnership (which is incorporated herein by reference to
                   Exhibit 99(c) to Time Warner's Current Report on Form 8-K
                   dated October 27, 1997 (File No. 1-12259)).
    10.12          Transaction Agreement No. 2 dated as of June 23, 1998 among       *
                   Advance Publications, Newhouse Broadcasting,
                   Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.38 to Time
                   Warner's Annual Report on 1998 Form 10-K (File No. 1-12259)
                   (the 'Time Warner 1998 Form 10-K')).
    10.13          Transaction Agreement No. 3 dated as of September 15, 1998        *
                   among Advance Publications, Newhouse Broadcasting,
                   Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.39 to the
                   Time Warner 1998 Form 10-K).
    10.14          Amended and Restated Transaction Agreement No. 4 dated as of      *
                   February 1, 2001 among Advance Publications, Newhouse
                   Broadcasting, Advance/ Newhouse, TWE, Paragon and TWE-AN
                   Partnership (which is incorporated herein by reference to
                   Exhibit 10.52 to the AOLTW 2000 Form 10-K).
    10.15          Agreement Containing Consent Orders, including the Decision       *
                   and Order, between the Registrant and the Federal Trade
                   Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the AOL Time Warner Current
                   Report on Form 8-K dated January 11, 2001 (File
                   No. 1-15062) (the 'AOLTW January 2001 Form 8-K')).
    10.16          Order to Hold Separate issued by the Federal Trade                *
                   Commission dated December 14, 2000 (incorporated herein by reference to Exhibit 99.3 to the AOLTW January 2001
                   Form 8-K).
    10.17          Public Notice issued by the Federal Communications                *
                   Commission dated January 11, 2001 (incorporated herein by
                   reference to Exhibit 99.4 to the AOLTW January 2001 Form 8-K).
    12.1           Ratio of Earnings to Fixed Charges of TWE.
    12.2           Ratio of Earnings to Fixed Charges of WCI.
    21             Subsidiaries of TWE and the AOL Time Warner General
                   Partners.
    23.1           Consent of Ernst & Young LLP, Independent Auditors.
    99.1           Financial statements of TWE as of December 31, 2000 and 1999      *
                   and for each of the years ended December 31, 2000, 1999
                   and 1998, including the report thereon of Ernst & Young LLP,
                   Independent Auditors (which is incorporated herein by
                   reference to Exhibit 99.1 to the AOL Time Warner Current
                   Report on Form 8-K/A dated January 11, 2001, filed on
                   February 9, 2001 (File No. 1-15062) (the "AOLTW January
                   2001 Form 8-K/A")).
    99.2           Financial statements of TWE General Partners as of December 31,   *
                   2000 and 1999 and for each of the years ended December 31, 2000,
                   1999 and 1998, including the report thereon of Ernst & Young LLP,
                   Independent Auditors (which is incorporated herein by reference to Exhibit 99.2 to the AOLTW January 2001 Form 8-K/A).

---------

* Incorporated by reference.

    The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants' outstanding long-term debt that are not required to be filed herewith.