Form 10-K405
period 2001-12-31
TIME WARNER ENTERTAINMENT CO L P; WARNER COMMUNICATIONS INC; AMERICAN TELEVISION & COMMUNICATIONS CORP
filed 2002-03-27
CIK 893657, 104650, 5910

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware		13-3666692
(State or other jurisdiction of incorporation or organization of Registrant)		(I.R.S. Employer Identification Number)

American Television and Communications Corporation Warner Communications Inc.	Delaware Delaware	13-2922502 13-2696809
(Exact name of registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification Number)

75 Rockefeller Plaza
New York, NY 10019
(212) 484-8000
(Address, including zip code, and telephone number, including area code, of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7 1/4% Senior Debentures due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Documents Incorporated by Reference:
None

PART I

Item 1.    Business

Time Warner Entertainment Company, L.P. (“TWE”) is engaged principally in three fundamental areas of business:

•	Cable, consisting principally of interests in cable television systems;

•	Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and

•	Networks, consisting principally of interests in cable television and broadcast network programming.

TWE is a Delaware limited partnership that was formed in 1992. TWE owns Warner Bros., Home Box Office, a majority of The WB and substantially all of the cable television business of AOL Time Warner Inc. (“AOL Time Warner”). Currently, AOL Time Warner, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital of TWE and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and residual equity capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). In addition, AT&T has an option to increase its Series A Capital and residual equity capital by up to 6.33% on a fully-diluted basis, depending on the performance of the Time Warner Cable division and subject to certain adjustments. TWE’s financial results are consolidated with those of AOL Time Warner. For additional information with respect to TWE and AT&T’s option to acquire additional interests in TWE, see “Description of Certain Provisions of the TWE Partnership Agreement” at pages 15 through 18 herein, and Note 10, “Partners’ Capital,” to TWE’s consolidated financial statements set forth at pages F-43 through F-46 herein.

In February 2001, AT&T delivered to TWE its request that TWE reconstitute itself as a corporation and register AT&T’s entire interest for public sale in accordance with its registration rights under the TWE Partnership Agreement. The parties are currently in discussions regarding the registration rights process. In April 2001, AT&T delivered its request to initiate the process for determination of certain valuations in connection with its option to acquire additional interests in TWE. In February 2002, AT&T and TWE jointly engaged an investment banking firm to make the valuation determinations. If AT&T exercises its option in 2002, it would increase its interest in the Series A Capital and residual equity capital of TWE by a maximum of approximately 3.7% on a fully-diluted basis, assuming the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would increase would be significantly less. TWE cannot at this time predict the outcome, if any, of the foregoing.

In accordance with the partnership’s governing documents, as a result of AT&T’s notice of intent to terminate its covenant not to compete with TWE, AT&T’s right to participate in the management of TWE’s businesses terminated immediately and irrevocably effective as of August 2000. AT&T retains only certain protective governance rights pertaining to certain limited, significant matters affecting TWE as a whole.

The AOLTW General Partners

At the time TWE was capitalized, thirteen direct or indirect wholly owned subsidiaries of Time Warner contributed the assets and liabilities or the rights to the cash flows of substantially all of Time Warner’s Warner Bros., Home Box Office and cable television businesses to TWE for general partnership interests. During late 1993 through 1994, nine of the thirteen original general partners were merged or dissolved into the other four, and in 1997 two additional companies were merged. As a result, Warner Communications Inc. (“WCI,” a subsidiary of AOL Time Warner) and American Television and Communications Corporation (“ATC,” a subsidiary of AOL Time Warner) are the two remaining general partners of TWE (the “AOLTW General Partners”). They have succeeded to the general partnerships interests of all of the other former general partners. TWE does not have any ownership interest in the businesses or assets of the AOLTW General Partners.

The principal assets of the AOLTW General Partners currently include, in addition to their interests in TWE: WCI’s ownership of substantially all of the Warner Music Group (“WMG”), which produces and distributes recorded music and owns and administers music copyrights; WCI’s 50% interest in DC Comics, a New York general partnership which is 50% owned by TWE (“DC Comics”); WCI’s 99.90% interest in Time Warner Entertainment Japan Inc., a corporation organized under the laws of Japan (“TWE Japan”); certain securities of Turner Broadcasting System, Inc. (“TBS”) which in the aggregate represent an equity interest of approximately 10.6% in TBS; a 37% aggregate interest in Time Warner Telecom Inc.; and 7.66% of the common stock of Time Warner Companies, Inc., the assets of which consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE.

TWE-A/N Partnership

In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership (“Advance/Newhouse”) known as TWE-A/N. As of December 31, 2001, TWE-A/N owned cable television systems (or interests) serving approximately 7 million subscribers. TWE is the managing partner of TWE-A/N, which is owned 64.8% by TWE, 33.3% by Advance/Newhouse and 1.9% by TWI Cable Inc., a wholly owned subsidiary of AOL Time Warner.

TWE-A/N’s financial results are consolidated with those of TWE and AOL Time Warner. Under the TWE-A/N Partnership Agreement, TWE or A/N can each deliver notice on or after March 31, 2002 of its intent to cause a restructuring of TWE-A/N, and TWE and A/N are currently engaged in discussions regarding the future structure of TWE-A/N. The discussions between TWE and A/N include discussions with respect to the future structure of the Road Runner joint venture. TWE cannot at this time predict the ultimate outcome of these discussions. See “Description of Certain Provisions of the TWE-A/N Partnership Agreement—Restructuring Rights of the Partners” at page 19 herein.

AOL-Time Warner Merger

AOL Time Warner was formed in connection with the merger of America Online, Inc (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger” or the “AOL-Time Warner merger”). As a result of the Merger, America Online and Time Warner each became wholly owned subsidiaries of AOL Time Warner.

Caution Concerning Forward-Looking Statements

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-18 and F-19 herein. TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

CABLE

TWE’s Cable business consists principally of interests in cable television systems. Of the approximately 12.8 million subscribers served by TWE at December 31, 2001, approximately 1.7 million are in systems owned by TWI Cable Inc. (“TWI Cable”), a wholly owned subsidiary of AOL Time Warner, and approximately 11.1 million are in systems owned or managed by TWE. TWE’s cable systems include approximately 7 million subscribers in the TWE-A/N joint venture; 1.1 million of these TWE-A/N subscribers are part of the Texas Cable Partners 50-50 joint venture with AT&T. Time Warner Cable, a division of TWE, generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N. For additional information with respect to TWE-A/N, see “Description of Certain Provisions of the TWE-A/N Partnership Agreement” at pages 15 through 18 below, and Note 3, “Cable-Related Transactions,” to TWE’s consolidated financial statements set forth at pages  F-34  through F-36 herein.

Systems Operations

Time Warner Cable is one of the largest operators of cable television systems in the United States with more than 91% of its customers served by clustered cable systems with 100,000 subscribers or more. As of December 31, 2001, Time Warner Cable had 36 distinct geographic system groupings serving more than 100,000 subscribers. This clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels, and the roll-out of advanced services over a geographically concentrated customer base.

Over the past several years, Time Warner Cable has pursued a strategy of upgrading its existing cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. By year-end 2001, Time Warner Cable had completed the upgrade of approximately 97% of its cable plant. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability. Upgrading also permits Time Warner Cable to roll out new advanced services, including digital and high-definition television (“HDTV”) programming, high-speed Internet service, video-on-demand (including subscription video-on-demand), telephony and other services. See “New Cable Services” below.

Franchises

Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels; provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See “Regulation and Legislation” below.

Programming

Programming is generally made available to customers through tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable’s systems has been expanding as system upgrades are completed. As Time Warner Cable rolls out digital services in its systems, the number of channels of video programming a customer may elect to receive are further increased such that over 150 video channels are available.

Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, A&E and ESPN, and premium cable services like HBO, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of a specific agreement, the cost of providing any cable programming service may continue to rise. Time Warner Cable sometimes has the right to cancel contracts and generally has the right not to renew them. In addition, Time Warner Cable may not always be able to renew contracts when it wishes to do so. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable’s operations.

Cable Service Charges and Advertising

Subscribers to TWE’s cable systems are charged monthly subscription fees based on the level of service selected, which fees in some cases include equipment charges. Subscription revenues account for most of Time

Warner Cable’s revenues. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates ended in 1999, rates for “basic” programming and for equipment and installation continue to be regulated pursuant to federal law. See “Regulation and Legislation” below.

Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Subscribers may discontinue purchasing services at any time. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge.

Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses, including advertising by programming vendors to promote their channel launches and cross-promotional intercompany advertising by other AOL Time Warner segments. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. The clustering of Time Warner Cable’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Sixteen of Time Warner Cable’s 39 field divisions participate in a local cable advertising interconnect.

Local News Channels

Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13), Rochester, NY (R/News), and Austin (News 8 Austin). These channels have developed into successful vehicles for local advertising. Preparations are underway to launch news channels in Houston, San Antonio, Charlotte, Raleigh, Syracuse and Albany.

New Cable Services

Digital Cable Services

Digital Tier Service

During 2001, Time Warner Cable continued its aggressive roll-out of digital cable service in its cable systems. As of December 31, 2001, Time Warner Cable had more than 3.3 million digital service subscribers and all of Time Warner Cable’s 39 field divisions were upgraded to offer digital cable. A digital format allows a signal to be compressed so that it occupies less bandwidth, which substantially increases the number of channels that can be provided over a system. The digital set-top boxes delivered to subscribing customers offer significantly expanded cable network options, CD-quality music services, more pay-per-view choices, more channels of multiplexed premium services, a digital interactive program guide, and other features such as parental control options.

HDTV

Pursuant to FCC order, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Time Warner Cable believes its upgraded hybrid fiber optic/coaxial cable architecture provides a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals that will be broadcast by television stations owned and operated by the ABC, CBS, NBC and Fox networks, and also by nearly all public television stations in Time Warner Cable’s operating areas. Time Warner Cable is seeking similar arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV versions of HBO and Showtime in certain areas.

Video-on-Demand

By adding digital servers and software to its digital television service platform, Time Warner Cable will be able to offer network-based video-on-demand services with DVD-like functionality, including pause, rewind and fast forward. Time Warner Cable began testing of video-on-demand equipment in 1999 and, during 2001, offered a movies-on-demand service to customers in five of its field divisions while conducting tests and limited commercial rollouts in seven other field divisions. Time Warner Cable also conducted an HBO subscription video-on-demand test in its Columbia, South Carolina, Austin, Texas and Cincinnati, Ohio systems during 2001. Subscription video-on-demand provides a customer with the ability to view certain programs from a particular programming service on a video-on-demand basis for a flat monthly fee. Time Warner Cable intends to accelerate its development of video-on-demand and subscription video-on-demand offerings during 2002, and is negotiating with a number of motion picture studios and other programming providers to obtain video-on-demand distribution rights to support these commercial launches.

Internet Services

Road Runner

Time Warner Cable offers Road Runner, a high-speed cable modem Internet Service Provider (ISP). Customers connect their personal computers to Time Warner Cable’s two-way hybrid fiber optic/coaxial cable system which, together with a backbone network provided through Road Runner’s Broadband Network Services unit, enables customers to access the Internet and Road Runner’s content at speeds much greater than traditional telephone modems. During 2001, a restructuring of the Road Runner partnership was completed and, as a result, TWE, TWE-A/N and TWI Cable have sole ownership of the Road Runner service, although because of certain approval rights of A/N, Road Runner’s financial results are not consolidated with TWE’s.

As of December 31, 2001, the Road Runner service has been launched by Time Warner Cable in all of its 39 field divisions and the service’s customer base exceeded 1.9 million customers.

AOL and other ISP Services

In connection with the announcement of the AOL-Time Warner merger, Time Warner committed that it would enter into agreements with multiple ISPs to offer its customers a choice of ISP services, including services not owned by AOL Time Warner. Time Warner Cable’s provision of the AOL service and its obligation to make multiple ISP service available to its customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the AOL-Time Warner merger. (See “Regulation and Legislation” below, for a description of these terms).

During 2001, Time Warner Cable launched the EarthLink and AOL services in 20 of its 39 field divisions. In addition, Time Warner Cable reached agreements to provide subscribers with ISPs not owned by AOL Time Warner in all of its field divisions. As of December 31, 2001, the FTC has approved agreements with four nonaffiliated services to provide such services. During 2002, Time Warner Cable expects to introduce additional ISPs in each of the field divisions currently carrying EarthLink and AOL, and to launch multiple ISPs in its other field divisions.

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

DTH (Direct-to-home).    DTH services offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. In many metropolitan areas, DTH services now also include local broadcast signals.

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

MMDS/Wireless Cable (Multichannel microwave distribution services).    Wireless cable operators, including digital wireless operators, use terrestrial microwave technology to distribute video programming.

Telephone Companies.    Under the 1996 Telecommunications Act, telephone companies are now free to enter the retail video distribution business within their local exchange service areas, including through DTH, MMDS and SMATV, as traditional franchised cable system operators, or as operators of “open video systems” subject to certain local authorizations and local fees.

Additional Competition.    In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment including over-the-air television broadcast reception, live events, movie theaters, home video products, and the Internet.

“Online” Competition.    Time Warner Cable’s systems face competition in its cable modem services from a variety of companies that offer other forms of “online” services, including DSL high-speed Internet access services and dial-up services over ordinary telephone lines. Monthly prices of DSL services are comparable to cable offerings and dial-up services often have a pricing advantage. Other developing new technologies, such as Internet access via satellite or wireless connections, compete with cable and cable modem services as well.

FILMED ENTERTAINMENT

TWE’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to TWE’s programs and characters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE.

Warner Bros. Feature Films

Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros. Pictures’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

Warner Bros. Pictures’ strategy focuses on building movie franchises, which will continue in 2002 with the release of the second Harry Potter film, a sequel to Analyze This, and a Scooby-Doo film. Warner Bros. Pictures is also pursuing a strategy to release films with a diversified mix of genres, talent and budgets. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. Castle Rock, a wholly-owned subsidiary of AOL Time Warner, also produces films for Warner Bros. Pictures. During 2001, Warner Bros. Pictures released a total of 26 motion pictures for theatrical exhibition, of which three were wholly financed by Warner Bros. Pictures and 23 were produced by or with others. Warner Bros. had the highest domestic and international box office receipts among the major motion picture studios in 2001, with releases such as Ocean’s Eleven, Cats & Dogs and the blockbuster Harry Potter and the Sorcerer’s Stone, which has become the second highest grossing film in world box office history. A total of 26 motion pictures are currently slated to be newly released during 2002, of which eight are wholly financed by Warner Bros. Pictures, and 18 are produced by or with others.

Warner Bros. Pictures’ joint venture arrangements include: (i) Bel-Air Entertainment, a joint venture with Canal+ to co-finance the production, overhead and development costs of motion pictures; (ii) a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures; (iii) an arrangement with Gaylord Entertainment (“Gaylord”) to co-finance the production of motion pictures with medium to high budgets, and with Gaylord’s wholly-owned subsidiary, Pandora Investments SARL, to co-finance the production of lower budget pictures; and (iv) an arrangement with Film Four to co-finance the production of motion pictures.

Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. (“Morgan Creek”) through June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek motion pictures and certain foreign distribution services for selected motion pictures. Warner Bros. Pictures has a distribution arrangement with Franchise Entertainment LLC (“Franchise”) under which it obtains domestic distribution rights and foreign distribution rights in selected territories in certain motion pictures produced by Franchise. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain foreign territories.

Home Video

Warner Home Video (“WHV”) distributes for home video use pre-recorded videocassettes and DVDs containing filmed entertainment product produced or distributed by TWE’s Warner Bros. Pictures, Home Box Office and WarnerVision Entertainment divisions. WHV also distributes other companies’ product for which it has acquired the rights, including the distribution of videocassette and DVD product for BBC, PBS and National Geographic in the United States, MGM/UA in Canada, ICON, Helkon and Canal+ in the U.K. and France Television and Canal+ in France.

WHV sells and/or licenses its product in the United States and in major international territories to retailers and/or wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some countries, WHV’s product is distributed through licensees. Videocassette product is manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties. WHV released 9 titles on videocassette in the United States sell-through market in 2001 that generated sales of more than one million units each.

Since inception of the DVD format, WHV has released over 880 DVD titles in the United States and international markets, led by worldwide sales of The Matrix which has sold 11.1 million units. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2001 of 25.1 million households in the United States and an additional 27.5 million households internationally.

Television

Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has more than 6,500 feature films, approximately 36,000 television titles, and 14,000 animated titles (including 1,500 classic animated shorts).

Warner Bros.’ television programming is primarily produced by Warner Bros. Television (“WBTV”), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication markets. During the 2001 fall season, WBTV produced hits such as Gilmore Girls and Smallville for The WB Network. Returning network primetime series from WBTV include, among others, ER, Friends, The Drew Carey Show, Whose Line Is It Anyway? and the Emmy-award winning series, The West Wing. Telepictures has The Rosie O’Donnell Show, Jenny Jones and Extra in first run syndication. During 2001, AOL ran exclusive online contests to promote Warner Bros. television shows such as ER and Gilmore Girls to its members.

Warner Bros. Animation is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.’, TBS’s and DC Comics’ libraries, including Looney Tunes and the Hanna-Barbera libraries.

Backlog

Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of TWE’s filmed entertainment companies amounted to $3.542 billion at December 31, 2001, compared to $3.361 billion at December 31, 2000 (including amounts relating to the intercompany licensing of film product to TWE’s cable television networks of $433 and $381 million as of December 31, 2001 and December 31, 2000, respectively). The backlog excludes advertising barter contracts.

Consumer Products

Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and the literary and feature film phenomenon, Harry Potter.

During 2001, TWE closed all domestic Warner Bros. Studio Store operations. International operations will continue on a reduced basis. These operations consist of 38 stores operated by licensees in seven countries and territories as of December 31, 2001.

Competition

The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities for viewers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Warner Bros. competes in its character merchandising and other licensing activities with other licensors and retailers of character, brand and celebrity names.

NETWORKS

TWE’s Networks business consists principally of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”), operated by the Home Box Office division of TWE (“Home Box Office”). The WB Television Network (“The WB”), a broadcast television network, is operated as a limited partnership in which WB Communications (a division of TWE) holds a majority interest in the network and is the network’s managing general partner.

Home Box Office

HBO, operated by the Home Box Office division of TWE, is the nation’s most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 38.1 million subscriptions as of December 31, 2001. Both HBO and Cinemax are made available in a multichannel format. Through various joint ventures, HBO-branded services are distributed in Latin America, Asia and Eastern Europe.

The Home Box Office Services distribute their programming via cable and other distribution technologies, including satellite distribution and generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry them. The Home Box Office Services are commercial-free and generate their revenue from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. Recently announced acquisition and merger agreements between the nation’s two largest DTH distribution companies and two of the largest multiple-system cable operators reflect a growing consolidation among the Home Box Office Services’ distributors. The Home Box Office Services attempt to assure continuity in their relationships with affiliates and have entered into multi-year affiliation agreements whenever possible. Although the Home Box Office Services believe prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses.

A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios, and independent producers and distributors in order to ensure continuing access to theatrical motion pictures. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films’ box office performances.

HBO also defines itself by the exhibition of award-winning pay television original movies and mini-series, dramatic and comedy series, such as The Sopranos, and Sex and the City, sporting events such as boxing matches, sports documentaries and sports news programs, as well as concerts, comedy specials, family programming and documentaries. HBO received 16 Primetime Emmy Awards® in 2001 in a variety of categories, including Sex and the City’s Emmy for Outstanding Comedy Series, the first Emmy for best series of any type earned by a cable television show.

During the summer of 2001, Home Box Office launched trials of its subscription video on demand product, HBO on Demand. HBO on Demand enables participating digital HBO subscribers to choose from 150 programs at a time of their choosing with video recorder functionality. At year end 2001, HBO on Demand was distributed on a test basis to more than 75,000 subscribers.

Home Box Office produces Everybody Loves Raymond, now in its sixth season on CBS and its first syndication cycle. Divisions of Home Box Office also produce programming for HBO and for other networks. HBO Sports, a division of Home Box Office, operates HBO Pay-Per-View, an entity that distributes pay-per-view prize fights and other pay-per-view events. HBO Video, also a division of Home Box Office, distributes videocassettes and DVDs of a number of HBO’s original movies and dramatic and comedy series, including The Sopranos and Sex and the City.

The WB Television Network

The WB provides a national group of affiliated television stations with 13 hours of prime time programming, during six nights per week. The WB’s programming is primarily aimed at teens and young adults. The network’s line-up of programs includes established series such as Gilmore Girls, 7th Heaven, Dawson’s Creek, Felicity, Angel and Charmed, as well as new programming such as Smallville and Reba, which debuted in Fall 2001. As of December 31, 2001, Kids’ WB!, a programming service for young viewers, presents 14 hours of programming per week, along with a four-hour block of weekend programming that includes the Pokemon series.

As of December 31, 2001, 86 primary and 12 secondary affiliates provide coverage for The WB in the top 100 markets. Additional coverage reaching approximately 7.8 million homes in smaller markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators.

Advertising revenue on The WB is comprised of consumer advertising, which is sold exclusively on a national basis, with local affiliates of The WB selling local advertising. Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPM’s are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

Tribune Broadcasting owns a 22.25% interest in The WB; the balance is owned by TWE, except for an 11% interest that TWE is in contract to acquire in January 2003.

Other Network Interests

TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 78 million homes at December 31, 2001.

TWE also holds a 50% interest in Court TV, which was available in approximately 70 million homes at December 31, 2001. Court TV is an advertiser-supported basic cable television service whose programming includes broadcasts of courtroom trials during the day and compelling stories and television series of the criminal justice system in the evening.

Competition

Each of TWE’s Networks competes with other television programming services for marketing and distribution by cable and other television systems. All of the Networks compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The WB competes for advertising with numerous direct competitors and other media.

REGULATION AND LEGISLATION

TWE’s cable television system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable television system business is also subject to regulation by some state governments and substantially all local governments where TWE has cable systems. In addition, in connection with regulatory clearance of the AOL-Time Warner merger, AOL Time Warner and its subsidiaries, including TWE’s cable system and Internet businesses are subject to compliance with the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Order to Hold Separate issued by the FTC, the Memorandum Opinion and Order (“Order”) issued by the FCC. TWE is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of Time Warner’s acquisition of Turner Broadcasting System, Inc. in 1996. The terms of the Order to Hold Separate entered by the FTC in connection with the AOL-Time Warner merger (which terms were described in TWE’s Annual Report on Form 10-K for the year ended December 31, 2000) have been satisfied.

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

FTC Consent Decree

On December 14, 2000, the FTC issued a Consent Decree that imposes certain requirements over a five-year period that Time Warner Cable must follow in providing its subscribers with a choice of multiple Internet Service Providers (“ISPs”) as part of its cable modem service.

The Consent Decree provides that, in each of Time Warner Cable’s 20 largest divisions, Time Warner Cable cannot make available an “affiliated broadband ISP” (e.g., AOL), other than Road Runner, until Earthlink (an unaffiliated ISP) is made available by Time Warner Cable in that division. Once an affiliated ISP is made available in one of these Time Warner Cable divisions, that division must enter into two additional agreements with unaffiliated ISPs within 90 days. These agreements must be approved by the FTC. In each of Time Warner Cable’s 20 largest divisions, Earthlink and AOL have been made available consistent with the terms of the Consent Decree. In addition, the requisite additional agreements have been entered into with two unaffiliated ISPs and each of those agreements has been approved by the FTC.

In the remaining Time Warner Cable divisions, once an affiliated broadband ISP is offered, Time Warner Cable must enter into three FTC-approved agreements within 90 days with unaffiliated broadband ISPs to serve those divisions. Time Warner Cable has now received FTC approval for agreements with three unaffiliated broadband ISPs that would serve those Time Warner Cable divisions.

The Consent Decree prohibits Time Warner Cable from discriminating against unaffiliated ISPs on the basis of affiliation; however, Time Warner Cable may decline to negotiate with ISPs based on cable broadband capacity constraints, cable broadband technical considerations or other cable broadband business considerations. The Consent Decree prohibits Time Warner Cable from interfering, on the basis of affiliation, with any content passed along bandwidth used by a non-affiliated ISP pursuant to its ISP agreement with Time Warner Cable, or from discriminating in the transmission of content that Time Warner Cable has contracted to deliver to its subscribers. Furthermore, the Consent Decree prohibits Time Warner Cable from interfering with any interactive television signals, triggers or content that Time Warner Cable has agreed to carry.

The Consent Decree requires America Online to continue to offer and promote digital subscriber line service in areas served by Time Warner Cable on terms similar to the terms offered in areas not served by Time Warner Cable. America Online is prohibited from entering into agreements with cable MSOs that restrict the ability of that MSO to enter into agreements with other ISPs or interactive television providers.

FCC Memorandum Opinion and Order

On January 11, 2001, the FCC issued an Order imposing certain requirements over a five-year period regarding Time Warner Cable’s provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide ISP customers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP to reach an unaffiliated ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance.

The FCC’s Order also imposes conditions regarding possible future enhancements to America Online’s instant messaging service. The Order prohibits America Online from offering “advanced” instant messaging services (which are defined as streaming video applications that are not upgrades to America Online’s current instant messaging products) that utilize a names and presence database (“NPD”) over Time Warner Cable broadband facilities unless America Online satisfies one of three conditions: (i) America Online implements an industry-wide standard for server-to-server interoperability; (ii) America Online contracts with at least one unaffiliated provider of NPD based instant messaging services before offering “advanced” instant messaging and, within 180 days thereafter, enters into two additional such contracts; or (iii) America Online demonstrates that these conditions no longer serve the public interest due to materially changed circumstances. AOL Time Warner must also report to the FCC, every 180 days, its progress toward Instant Messaging interoperability. Conditions relating to AOL’s instant messaging expire January 22, 2006.

In addition, the FCC’s Order prohibits TWE from entering into any agreement with AT&T that gives any ISP affiliated with AOL Time Warner exclusive carriage rights on any AT&T cable system for broadband ISP services or that affects AT&T’s ability to offer rates or other carriage terms to ISPs that are not affiliated with AOL Time Warner. The Order also requires AOL Time Warner to notify the FCC of any increase in ownership interest in General Motors and/or Hughes Electronics within 30 days of such increase.

Turner FTC Consent Decree

TWE is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. (“TBS”) by Time Warner in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by TWE. Various other conditions remain in effect, including certain restrictions which prohibit TWE from offering programming upon terms that (1) condition the making available of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the making available of, or the carriage terms for, CNN, TBS Superstation and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

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

The Turner Consent Decree also requires that any AOL Time Warner stock held by Liberty Media Corporation (“Liberty Media”), its former corporate parent, Tele-Communications, Inc. (“TCI”) (which was merged with AT&T in 1999), as well as by the late Bob Magness and John C. Malone as individuals, to be non-voting except that such securities are entitled to a vote of one-one hundredth (1/100) of a vote per share owned when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of these non-voting securities. Upon the sale of these non-voting securities to any independent third party, the securities may be converted into voting stock of AOL Time Warner. The Turner Consent Decree also prohibits Liberty Media, TCI (now AT&T), the late Bob Magness and John C. Malone as individuals, from holding ownership interests, collectively or individually, of more than 9.2% of the fully diluted equity of AOL Time Warner. On March 19, 2002, Liberty Media filed a motion with the FTC to reopen the Turner Consent Decree and to modify it to eliminate the stock ownership and voting restrictions with respect to Liberty Media. The Turner Consent Decree otherwise will expire in February 2007.

Cable System Regulation

Federal Laws.    The Communications Act of 1934, as amended (the “Act”) regulates the business of operating cable television systems, including, with respect to: (i) cable systems rates for basic service, equipment and installation (cable rates for nonbasic service tiers have not been regulated since March 31, 1999); (ii) access to cable channels for public, educational and governmental programming and for leased access; (iii) horizontal and vertical ownership of cable systems; (iv) consumer protection and customer service requirements; (v) franchise renewals; (vi) television broadcast signal carriage requirements and retransmission consent; (vii) technical standards; (viii) certain restrictions regarding ownership of cable television systems and (ix) privacy of customer information.

Rate Regulation.    The FCC’s rate regulations assess the reasonableness of existing basic service rates, although cable operators can, in some cases, justify rates above the applicable benchmarks. The regulations also address future basic service rate increases. Local franchising authorities are generally empowered to order a reduction of existing rates that exceed the maximum permitted level for basic service and associated equipment, and refunds can be required. If a cable operator can establish that it is subject to “effective competition” from other multi-channel video providers (e.g., DBS) in a community, rate regulation ceases.

Signal Carriage and Retransmission Consent.    The Act allows commercial television broadcast stations that are “local” to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for consent to carry the station. Broadcast stations may seek monetary or non-monetary compensation in return for granting retransmission consent. Local non-commercial television stations are also generally given mandatory carriage rights. In addition, cable systems must obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained retransmission consent agreements for the current three year election cycle, which ends December 31, 2002, with the majority of broadcasters, but certain broadcasters have only agreed to short-term arrangements to permit continued negotiations. If Time Warner Cable and a particular broadcaster cannot agree on retransmission consent terms, the broadcaster could require Time Warner Cable to cease carriage of the broadcaster’s signal, possibly for an indefinite period.

Ownership.    Local exchange telephone companies (“LECs”) generally may not acquire more than a 10% equity interest in an existing cable system operating within the LEC’s service area, although they may operate cable television systems in those areas. LECs and others also may operate “open video systems” (“OVS”) which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where TWE operates cable systems, including New York City, Milwaukee, Kansas City and a number of cities in Texas. FCC rules also restricted cable/television station cross-ownership in a given location. In February 2002, in a case in which TWE was the petitioning party, the Court of Appeals for the District of Columbia vacated this restriction. Under the Act, cable operators are also generally prohibited from having common ownership, control or interest in MMDS facilities or

SMATV systems with overlapping service areas, except in limited circumstances. There is also an ongoing rulemaking before the FCC to determine whether cable operators should be restricted from owning or operating a competing direct broadcast satellite service (“DBS”).

Horizontal and Vertical Ownership Limits.    Pursuant to the Act, the FCC had adopted limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC’s rule imposes a limit of 30% of all cable, DBS and other multi-channel video provider subscribers nationwide. Pursuant to the Act, the FCC also adopted rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Both the subscriber limit and the restrictions on channel occupancy rules have been invalidated by the Court of Appeals for the District of Columbia and remanded to the FCC for further consideration.

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

State and Local Regulation.    Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive (and municipalities are entitled to operate competing systems), granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the Act to a maximum of 5% of the system’s gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

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

Network Regulation

Under the Act and its implementing regulations, vertically integrated cable programmers like the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called “V-chip”).

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

Management and Operations of TWE

Partners.    The limited partnership interests in TWE are held by the Class A Partners consisting of a subsidiary of AT&T, MediaOne TWE Holdings, Inc. (“MediaOne”), and wholly owned subsidiaries of AOL Time Warner and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of AOL Time Warner (the “AOLTW General Partners”).

Board of Representatives.    The business and affairs of TWE are managed under the direction of a board of representatives (the “Board of Representatives” or the “Board”) that is comprised of representatives appointed by subsidiaries of AOL Time Warner (the “AOLTW Representatives”) and representatives appointed by AT&T (the “AT&T Representatives”).

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

Day-to-Day Operations.    TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE’s principal divisions is managed on a day-to-day basis by the officers of such division.

Certain Covenants

Covenant Not to Compete.    AT&T ceased to be bound by the covenant not to compete as of August 2000. Generally, AOL Time Warner and its controlled affiliates are prohibited from competing or owning an interest in the principal lines of business of TWE—cable television systems, pay cable programming networks and filmed entertainment, subject to certain exceptions (which include TBS and its businesses). The covenant not to compete also does not prohibit any party from (i) engaging in the cable business outside of the United States, (ii) owning certain non-controlling interests in cable, programming or filmed entertainment businesses, (iii) engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE’s right of first refusal with respect to such cable business, or (iv) engaging in the telephone or information services business.

Transactions with Affiliates.    Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm’s-length basis.

Registration Rights

Within 60 days after June 30, 1999, and within 60 days after the last day of each 18 month period after June 30, 1999, the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity capital of TWE (the “Eligible Class A Partners”) have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm (appointed jointly by an investment banking firm chosen by TWE and an investment banking firm chosen by the Class A Partners requesting registration) so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause the investment banker to determine the price at which the interests to be registered could be sold in a public offering (the “Appraised Value”). Upon determination of the Appraised Value, TWE may elect whether or not to register such interests. If TWE elects not to register such interests, the Class A Partners requesting registration have the right to put the interests to be registered to TWE at their Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE has a second option to withdraw the registration and purchase such interests at the proposed public offering price, subject to certain adjustments. Upon exercise of either TWE’s purchase option or the Class A Partners’ put option, TWE may also elect to purchase the entire partnership interest of the Class A Partners requesting registration at a price based on that determined by the investment bank referred to above, subject to certain adjustments.

In February 2001, AT&T delivered to TWE its request that TWE reconstitute itself as a corporation and register AT&T’s entire partnership interest for public sale. The parties are in discussions regarding the registration rights process. TWE cannot at this time predict the outcome, if any, of the foregoing.

In addition to the foregoing, the Eligible Class A Partners will have the right to exercise an additional demand registration right beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers and effects the sale of securities pursuant to a previously exercised demand registration right.

At the request of any AOLTW General Partner, TWE will effect a public offering of the partnership interests of the AOLTW General Partners or reconstitute TWE as a corporation and register the shares held by the AOLTW General Partners. In any such case, the Class A Partners will have standard “piggy-back” registration rights.

Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments relating to conversion of their partnership interests into capital stock.

AT&T Option

In addition to its existing partnership interest, AT&T has an option to increase its Series A Capital and residual equity capital by up to 6.33% on a fully-diluted basis, depending on the performance of the Time Warner Cable division and subject to certain adjustments. The option expires in 2005. The exercise price of the option varies depending on the date of exercise and, assuming the full amount of the option is vested, ranges from approximately $1.4 billion currently to $1.8 billion in 2005. The exercise price may be paid in cash but, if either AT&T or TWE so elect, the option will be exercised on a cashless basis with AT&T paying the exercise price by applying a portion of the interests it would otherwise receive upon a cash exercise. The actual increase to AT&T’s Series A Capital and residual equity capital as a result of the cashless exercise of the option will be calculated using valuations of the TWE capital accounts by an investment banking firm.

In April 2001, AT&T delivered its request pursuant to the option agreement to initiate the process for the valuation determinations by an investment banking firm, which are relevant in connection with a cashless exercise of the option, as described above. In February 2002, AT&T and TWE jointly engaged an investment banking firm to make the valuation determinations. If AT&T exercises its option in 2002, it would increase its interest in the Series A Capital and residual equity capital of TWE by a maximum of approximately 3.7% on a fully-diluted basis, assuming the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would increase would be significantly less.

Certain Put Rights of the Class A Partners

Change in Control Put.    Upon the occurrence of a change in control of AOL Time Warner, at the request of AT&T, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of AT&T at fair market value (without any minority discount) as determined by investment bankers. A “change in control” of AOL Time Warner shall be deemed to have occurred:

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

The consummation of the AOL-Time Warner merger did not constitute a “change in control” of Time Warner under the foregoing provisions.

Assignment of Put Rights, etc.    TWE, with the consent of such assignee, may assign to AOL Time Warner, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by AT&T and the right to receive the partnership interests in payment therefor.

With respect to the put right of AT&T, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to AOL Time Warner, by AOL Time Warner). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

Restrictions on Transfer

AOLTW General Partners.    Any AOLTW General Partner is permitted to dispose of any partnership interest (and any AOLTW General Partner and any parent of any AOLTW General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) AOL Time Warner would not own, directly or indirectly, less than (a) 43.75% of the residual equity capital of TWE, if such disposition occurs prior to the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity capital of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by AOL Time Warner, and (iii) a subsidiary of AOL Time Warner would be a managing general partner of TWE. In addition, AOL Time Warner may merge or consolidate with any other entity or dispose of its entire partnership interest to a transferee of all or substantially all of AOL Time Warner’s assets.

AOL Time Warner may also sell its entire partnership interest subject to the Class A Partners’ rights of first refusal and “tag-along” rights pursuant to which AOL Time Warner must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

AT&T Limited Partner.    MediaOne is permitted to dispose of its entire partnership interest (and MediaOne and any parent of MediaOne may issue or sell equity) subject to a right of first refusal in favor of the AOLTW partners. In addition, AT&T may merge or consolidate with any other entity or dispose of its entire partnership interest to a transferee of all or substantially all of AT&T’s assets.

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE-A/N PARTNERSHIP AGREEMENT

The following description summarizes certain provisions of the TWE-A/N Partnership Agreement relating to the ongoing operations of TWE-A/N. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N Partnership Agreement.

Management and Operations of TWE-A/N

Partners.    The general partnership interests in TWE-A/N are held by TWE, TWI Cable, a wholly owned subsidiary of AOL Time Warner (collectively with TWE, the “AOLTW Partners”), and Advance/Newhouse Partnership, a wholly owned subsidiary of Advance Publications Inc. and Newhouse Broadcasting Corporation (“A/N”). The AOLTW Partners also hold preferred partnership interests.

Executive Committee.    The business and affairs of TWE-A/N are managed under the direction of an executive committee (the “Executive Committee”) that is comprised of representatives appointed by the AOLTW Partners (the “AOLTW Representatives”) and A/N (the “A/N Representatives”). The AOLTW Representatives control all Executive Committee decisions, except for certain matters that also require the approval of the A/N Representatives. These matters include, among other things: (i) any merger, consolidation or disposition of all or substantially all of TWE-A/N’s assets; (ii) any liquidation or dissolution of TWE-A/N; (iii) certain incurrences of debt; and (iv) certain acquisitions or dispositions of assets.

TWE also serves as the managing partner and may take any action without the approval or consent of the Executive Committee if such action may be authorized by the AOLTW Representatives without the approval of the A/N Representatives.

Day-to-Day Operations.    TWE-A/N is managed on a day-to-day basis by TWE, as managing partner.

Allocation of Investment Opportunities

TWE, A/N and their respective affiliates grant the first right to pursue certain cable and related investment opportunities to TWE-A/N and/or TWE depending on the location of such opportunities. In certain circumstances, TWE-A/N must make such investment unless the acquisition cannot be made on financially reasonable terms. TWE-A/N is generally required to participate on a pro rata basis in any programming investments by Time Warner Cable (or its controlled affiliates). In addition, TWE-A/N is entitled to participate in certain programming opportunities developed by TWE, A/N or their respective affiliates.

Restrictions on Transfer

AOLTW Partners.    Any AOLTW Partner is permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transferee is a wholly owned affiliate of TWE (in the case of TWE) or TWE, AOLTW or a wholly owned affiliate thereof (in the case of the other AOLTW Partner). The AOLTW Partners are also allowed to transfer their partnership interests pursuant to certain types of restructurings or liquidations of TWE, and TWE is allowed to issue additional partnership interests so long as the Company continues to own, directly or indirectly, at least (a) 43.75% of the residual equity capital of TWE, if such disposition occurs prior to the date on which TWE’s Class A Partners have received cash distributions of $500 million per $1 billion of investment, or (b) 35% of the residual equity capital of TWE if such disposition occurs after such date (the “AOLTW Minimum Interest”).

In addition, AOL Time Warner and its subsidiaries are permitted to dispose of equity in subsidiaries that hold interests in TWE (and such subsidiaries are permitted to issue equity) so long as, immediately after giving effect thereto, AOL Time Warner maintains control of TWE and continues to own, directly or indirectly, the AOLTW Minimum Interest.

A/N Partner.    A/N is permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transfer is to certain members of the Newhouse family or certain affiliates of A/N. A/N is also allowed to transfer its partnership interest pursuant to certain restructurings of A/N.

In addition, A/N’s partners and their respective direct and indirect shareholders and subsidiaries are permitted to issue or sell equity in A/N’s partners and their respective subsidiaries so long as, immediately after giving effect thereto, certain members of the Newhouse family continue to own at least a specified percentage of the voting and/or equity interests of A/N (or its successor).

A/N Right of First Offer

Prior to certain sales of cable television systems by TWE-A/N, TWE-A/N must notify A/N and give it the opportunity to purchase such systems on the same terms.

A/N Put Right

A/N has the right to require TWE to purchase all of its interests in TWE-A/N within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family. The purchase price for such interests is established by a nationally recognized investment banking firm, with certain adjustments as described in the TWE-A/N Partnership Agreement. A/N’s put right terminates automatically upon a public offering of at least 33% of A/N’s common partnership units (or the stock of its corporate successor) and the listing of such partnership units (or stock) on a national securities exchange or Nasdaq.

Restructuring Rights of the Partners

At any time on or after March 31, 2002, TWE and A/N each have the right to cause TWE-A/N to be restructured. Unless the partners agree otherwise, the restructuring would involve the designation by TWE of the partnership’s assets and liabilities into three pools meeting certain criteria and having equal value. A/N would then be entitled to select one of the pools within a specified time period. Subject to certain adjustments and the satisfaction of certain conditions, TWE-A/N would then be required to distribute the assets and liabilities of the selected pool to A/N in complete redemption of A/N’s interests in TWE-A/N. The remaining two-thirds of the assets and liabilities would remain with the AOLTW Partners, which would continue to hold their interests in the partnership.

Although neither TWE nor A/N can deliver notice of its intent to cause a restructuring of TWE-A/N prior to March 31, 2002, TWE and A/N are engaged in discussions regarding the future structure of TWE-A/N. The discussions between TWE and A/N include discussions with respect to the future structure of the Road Runner joint venture. TWE cannot predict at this time the ultimate outcome of these discussions. See Note 3, “Cable-Related Transactions,” to TWE’s consolidated financial statements set forth at pages F-34 to F-36 herein.

TWE Right of First Offer

Subject to certain exceptions, A/N and its affiliates are obligated to grant TWE a right of first offer with respect to any sale of assets distributed to A/N in connection with a restructuring of TWE-A/N (as described above).

CURRENCY RATES AND REGULATIONS

TWE’s foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1, “Organization and Summary of Significant Accounting Policies—Foreign Currency Translation” and Note 13, “Derivative Financial Instruments—Foreign Currency Risk Management” to TWE’s consolidated financial statements set forth at pages F-28 and F-49 through F-50, respectively, herein. For a discussion of revenues of international operations, see Note 14, “Segment Information” to TWE’s consolidated financial statements set forth on pages  F-50 through F-53 herein.

EMPLOYEES

At December 31, 2001, TWE employed a total of approximately 35,300 persons.

BUSINESSES OF THE AOL TIME WARNER GENERAL PARTNERS

WCI conducts substantially all of AOL Time Warner’s vertically integrated worldwide recorded music business and worldwide music publishing business under the umbrella name Warner Music Group. The other General Partner does not conduct operations independent of its ownership in TWE and certain other investments.

MUSIC

In the United States and around the world, WCI, through its wholly owned Warner Music Group division (“WMG”), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

Recorded Music

In the United States, WCI’s recorded music business is principally conducted through WMG’s Warner Bros. Records Inc., Atlantic Recording Corporation and Elektra Entertainment Group Inc. and their affiliated labels, as well as through the WEA Inc. companies. WMG’s recorded music activities are also conducted through its Warner Music International division in over 70 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), CD-ROMs and DVDs for WMG’s record labels, Warner Home Video and outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG’s recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and distributes WMG’s recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance (“ADA”), an independent distribution company specializing in alternative rock, metal, hip hop and dance music with a focus on new artists.

Domestic

WMG’s major record labels in the United States—Warner Bros., Atlantic and Elektra—each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, rap, reggae, Latin, folk, blues, gospel and Christian music. In January 2002, WMG acquired Word Entertainment, a major Christian music company, which will significantly expand the division’s presence in that genre. Among the artists that resulted in significant U.S. sales for WMG during 2001 were: Staind, Enya, Faith Hill, matchbox twenty, Linkin Park, Uncle Kracker, Trick Daddy, P.O.D., Missy Elliott and Disturbed.

WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist’s music is produced and provided to WMG’s manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs. WEA Manufacturing is also the largest manufacturer of DVDs in the world. Ivy Hill prints material that is included with CDs, DVDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG’s distribution arms, market and sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Product is also increasingly being sold directly to consumers through Internet retailers such as amazon.com.

In addition to newly released records, each of WMG’s labels markets and sells albums from its extensive catalogs of prior releases, in which the labels generally continue to own the copyright in perpetuity. WMG’s Warner Strategic Marketing division (which includes Warner Special Products, Warner Music Group Soundtracks and Rhino Entertainment Company) specializes in licensing catalog tracks to third parties for various uses and in creating compilations and reissues of previously released music for retail and television marketing.

WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by joint ventures such as Maverick Records and Strictly Rhythm. Through a 50/50 joint venture, WMG and Sony Music Entertainment Inc. operate The Columbia House Company, a direct marketer of CDs, DVDs, and audio and videocassettes in North America. WMG has been exploring strategic alternatives to reduce its stake in this joint venture.

WMG has actively pursued new media opportunities in the physical and digital arenas. In April 2001, Bertelsmann and EMI joined WMG and RealNetworks as shareholders in MusicNet, a new online subscription music distribution platform that is intended to function as a wholesaler to be implemented by online services that interface with individual consumers. WMG has also entered into subscription services agreements with Echo Networks, OD2 and Listen.com and has licensed the right to stream its recordings to webcasters such as Launch and digital “locker” services such as MP3.com. In 2001, WMG’s record labels’ online sites continued to collectively experience the second-largest traffic volume among all the major music companies. WMG has also been a driving force in establishing the DVD Audio format, launched in fall 2000, which improves on the CD by providing higher fidelity and six-channel surround sound.

During 2001, WMG and AOL collaborated on a number of successful artist promotions, including promotions for new Maverick Records artist, Michelle Branch, and established Atlantic Records artist, Jewel, which generated significant interest in their new album releases.

International

The Warner Music International (“WMI”) division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in over 70 countries around the world. WMI engages in the same activities as WMG’s domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand.

Significant album sales for WMI in 2001 were generated by the following artists: Enya, Linkin Park, Luis Miguel, R.E.M., Madonna, The Corrs, Mariya Takeuchi, Tracy Chapman, Alejandro Sanz and Green Day.

In most cases, WMI also markets and distributes the records of those artists for whom WMG’s domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs and DVDs for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that manufactures CDs.

Music Publishing

WMG’s music publishing division, Warner/Chappell, owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers including Madonna, Staind, Jewel, Dido, Moby, Radiohead, George and Ira Gershwin and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

Warner/Chappell also owns Warner Bros. Publications, one of the world’s largest publishers of printed music, which includes CPP/Belwin. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin and containing works from the Zomba and Universal music publishing catalogs.

The principal source of revenues to Warner/Chappell is license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, DVDs, music videos and in television commercials; and sales of published sheet music and song books.

Competition

The revenues of a company in the recording industry depend upon public acceptance of the company’s recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by the bankruptcies of record wholesalers and retailers, counterfeiting of CDs, piracy and parallel imports and also by Web sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from WMG. In response, the recorded music industry has engaged in a coordinated effort to develop secure technologies for digital music delivery. Competition in the music publishing business is also intense. Although WMG’s music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG’s music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world.

OTHER

Time Warner Telecom

Time Warner Telecom Inc. (“Time Warner Telecom”) is a fiber facilities-based integrated communications provider that sells last-mile bandwidth and telecommunications services on its own fiber optic network to medium and large businesses in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable. The AOLTW General Partners’ aggregate equity interest in Time Warner Telecom as of December 31, 2001 was approximately 37%.

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

Turner Broadcasting System, Inc.

In October 1996, Time Warner consummated the acquisition of TBS by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The AOLTW General Partners collectively own a 10.6% economic interest in TBS. Through its subsidiaries, TBS owns and operates domestic and international entertainment networks, including TBS Superstation, Turner Network Television (TNT), Cartoon Network and Turner Classic Movies; and news networks, including CNN, Headline News, CNN International (CNNI), CNN en Español and CNNfn. TBS also has interests in sports franchises and motion picture operations.

TWE Japan

WCI currently owns 99.90% of TWE Japan as a result of a reorganization which was completed in the first quarter of 2001. In the reorganization, WCI acquired all of the interest in TWE Japan previously held by a subsidiary of AT&T and TWE Japan acquired the interests held by Toshiba and ITOCHU. TWE Japan was organized to conduct TWE’s businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

Item 2.    Properties

TWE

The following table sets forth certain information as of December 31, 2001 with respect to principal properties (over 250,000 square feet in area) owned or leased by TWE’s Networks—HBO, Filmed Entertainment and Cable businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE:

Location	Principal Use	Approximate Square Feet Floor Space/Acres	Type of Ownership Expiration Date of Lease
New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	350,000 sq. ft. and 244,000 sq. ft.	Leased by TWE. Leases expire in 2018.

Burbank, CA The Warner Bros. Studio
Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Filmed Entertainment)
		3,303,000 sq. ft. of improved space on 158 acres(a)	Owned by TWE.

Baltimore, MD White Marsh	Warehouse (Filmed Entertainment)	387,200 sq. ft.	Owned by TWE.

Valencia, CA Undeveloped land	Location filming (Filmed Entertainment)	232 acres	Owned by TWE.

(a)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

AOL Time Warner General Partners

The following table sets forth certain information as of December 31, 2001 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by WCI. ATC, the other AOL Time Warner General Partner, does not own or lease any properties material to its business.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership Expiration Date of Lease

Olyphant, PA East Lackawanna Ave.	Manufacturing, warehouses, distribution and office space (Music)	1,012,850	Owned and occupied by WCI.

Aurora, IL 948 Meridian Lake	Offices/warehouse (Music)	602,000	Owned and occupied by WCI.

Alsdorf, Germany Max-Planck Strasse 1-9	Manufacturing, distribution and office space (Music)	269,000	Owned and occupied by WCI.

Terre Haute, Indiana 4025 3rd Pkwy.	Manufacturing and office space (Music)	269,000	Leased by WCI. Lease expires in 2011.

Item 3.    Legal Proceedings

TWE or the AOLTW General Partners are parties to various litigation matters, including:

On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. The matter remains pending in the Georgia Court of Appeals and a decision is expected later this year.

Since 1995, several purported class action lawsuits brought by direct purchasers of compact discs (“CDs”) were filed against WEA Corp., among other defendants, alleging that several CD distribution companies affiliated with the five major record companies violated federal antitrust laws by engaging in a conspiracy to fix prices. These lawsuits have been consolidated in the United States District Court for the Central District of California. The Court has denied class status in this matter on certain grounds in a decision dated June 15, 2000. On October 23, 2000, defendants filed a motion for summary judgment. Although the AOLTW General Partners cannot predict the ultimate outcome, the AOLTW General Partners do not expect that the ultimate outcome of these cases will have a material adverse impact on their financial statements or results of operations.

A related lawsuit, Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., was brought in the Circuit Court of Cocke County, Tennessee in 1998, on behalf of persons in sixteen states and the District of Columbia who allegedly indirectly purchased CDs from the same group of record distribution companies as those whose actions were the subject of the litigation described immediately above. Plaintiff alleges that defendants are engaged in a conspiracy to fix CD prices, in violation of the antitrust, unfair trade practices, and consumer protection statutes. The Court in Ottinger has limited the lawsuit to Tennessee plaintiffs and dismissed remaining plaintiffs. Cases similar to Ottinger were also filed in nine additional states and WMG filed motions to dismiss and/or stay in each of those lawsuits. Motions to dismiss were partially granted in two states and denied in a third. Although the AOLTW General Partners cannot predict the ultimate outcome, the AOLTW General Partners do not expect that the ultimate outcome of these cases will have a material adverse impact on their financial statements or results of operations.

In 2000, a number of lawsuits were brought against WEA Corp., along with the other major record companies, in various state and federal courts by purported classes of direct and/or indirect purchasers of CDs, including consumers, alleging that defendants engaged in vertical and/or horizontal conspiracies to engage in price fixing in violation of state and federal law. Among these lawsuits is a federal action commenced by the Attorneys General of 42 states and 3 United States territories. The federal lawsuits, as well as the state lawsuits that were removed to federal court, were consolidated in the United States District Court for the District of Maine. The remaining state court cases are pending in their respective jurisdictions. Although the AOLTW General Partners cannot predict the ultimate outcome, the AOLTW General Partners do not expect that the ultimate outcome of these cases will have a material adverse impact on their financial statements or results of operations.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgements and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on TWE’s business, financial condition and operating results.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters.

Not applicable.

Item 6.    Selected Financial Data.

The selected financial information of TWE and the AOLTW General Partners for the five years ended December 31, 2001 is set forth at pages F-57 and F-105 herein and is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” at pages F-2 through F-19 and at pages F-60 through F-73 herein is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages F-14 through F-15 and page F-68 through F-69 herein is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data at pages F-20 through F-55 of TWE and the report of independent auditors thereon set forth at page F-56 herein, and the consolidated financial statements set forth at pages F-74 through F-103 of the AOLTW General Partners and the report of independent auditors thereon set forth at page F-104 herein, are incorporated herein by reference.

Quarterly Financial Information set forth at page F-58 herein is incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

II-1

PART III

Item 10.    Directors and Executive Officers of the Registrants

Representatives and Directors

Set forth below is the name and age of each person who is a member with voting rights of the Board of Representatives of TWE and each person who is a director of one or both of the AOLTW General Partners, such person’s present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Parsons became members of the Board of Representatives of TWE on June 30, 1992 and February 1, 1995, respectively. Messrs. Barach and Prip became members of the Board of Representatives of TWE on August 30, 2000 and Messrs. Case, Novack and Pittman became members of the Board of Representatives of TWE as of January 12, 2001. The selection of TWE’s Board of Representatives is governed by the TWE Partnership Agreement. See “Description of Certain Provisions of the TWE Partnership Agreement—Management and Operations of TWE.” Mr. Levin became a director of WCI on July 24, 1989 and of ATC on September 24, 1992. Mr. Parsons became a director of each AOLTW General Partner on February 1, 1995. Mr. Pittman became a director of ATC as of January 12, 2001 and of WCI as of February 2, 2001.

For a general discussion of the duties of the executive officers and representatives of TWE, see “Description of Certain Provisions of the TWE Partnership Agreement—Management and Operations of TWE.”

Name	Director and/or Representative of	Age	Principal Occupations or Positions During the Past Five Years
Stephen M. Case	TWE	43
Chairman of the Board of TWE and AOL Time Warner since the consummation of the Merger. A co-founder of America Online, Mr. Case had been Chairman of the Board of America Online from October 1995 and CEO of America Online from April 1993, having served in other executive positions at America Online since 1985. Mr. Case is also a director of AOL Time Warner.

Gerald M. Levin	TWE, WCI and ATC	62
Chief Executive Officer of TWE since the consummation of the Merger and of AOL Time Warner since its incorporation in February 2000. Mr. Levin will retire from these positions in May 2002. Prior to the Merger, he was Chairman of the Board and Chief Executive Officer of TWE and Time Warner from January 1993. He is also a director of AOL Time Warner and the New York Stock Exchange, Inc.

Kenneth J. Novack	TWE	60
Vice Chairman of TWE and AOL Time Warner since the consummation of the Merger; prior to that, he served as Vice Chairman of America Online from May 1998. Mr. Novack served as Of Counsel to the Boston-based law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC after his retirement as a member of that firm in August 1998 through March 2001. Mr. Novack joined Mintz Levin in 1966 and served on its executive committee from 1970 until his retirement. Mr. Novack is also a director of AOL Time Warner.

III-1

Name	Director and/or Representative of	Age	Principal Occupations or Positions During the Past Five Years
Richard D. Parsons	TWE, WCI and ATC	53
Co-Chief Operating Officer of TWE and AOL Time Warner since the consummation of the Merger; he will become Chief Executive Officer of TWE and AOL Time Warner in May 2002. Prior to the Merger, Mr. Parsons was President of TWE and Time Warner from February 1995. He served as a director of ATC, then an 82%-owned subsidiary of Time Warner, from 1989 until 1991 and is currently also a director of AOL Time Warner, Citigroup Inc. and Estee Lauder Companies, Inc.

Robert W. Pittman	TWE, WCI and ATC	48
Co-Chief Operating Officer of TWE and AOL Time Warner since the consummation of the Merger; he will become sole Chief Operating Officer of TWE and AOL Time Warner in May 2002. Prior to the Merger, Mr. Pittman served as President and Chief Operating Officer of America Online from February 1998 and as a director since 1995. He was President and Chief Executive Officer of AOL Networks from November 1996 until February 1998. He held the positions of Managing Partner and Chief Executive Officer of Century 21 Real Estate Corp. from October 1995 to October 1996 and both President and Chief Executive Officer of Time Warner Enterprises, a division of TWE, and Chairman and Chief Executive Officer of Six Flags Entertainment Corporation, the theme park operator, prior to that. Mr. Pittman is also a director of AOL Time Warner, America Online Latin America, Inc. and Cendant Corporation.

David Barach	TWE	47	Treasury Director of AT&T for more than the last five years.

William Prip	TWE	34	Treasury Director of AT&T since September 2001. Prior to that, Mr. Prip was Treasury Manager of AT&T from August 1998 and a student prior to that.

III-2

Executive Officers

Set forth below is the name and age of the executive officers of TWE and each of the AOLTW General Partners, such person’s present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Messrs. Levin and Parsons became executive officers of the AOLTW General Partners on September 25, 1992 and February 1, 1995, respectively. The remaining executive officers of TWE became executive officers of ATC as of January 12, 2001 and of WCI as of February 2, 2001 or, if later, on the date they became executive officers of TWE.

Name	Age	Principal Occupations or Positions During the Past Five Years

Stephen M. Case	43	See “—Representatives and Directors.”

Gerald M. Levin	62	See “—Representatives and Directors.”

Kenneth J. Novack	60	See “—Representatives and Directors.”

Richard D. Parsons	53	See “—Representatives and Directors.”

Robert W. Pittman	48	See “—Representatives and Directors.”

Paul T. Cappuccio	40
Executive Vice President, General Counsel and Secretary of TWE and AOL Time Warner since the consummation of the Merger; prior to that, he served as Senior Vice President and General Counsel of America Online from August 1999. Before joining America Online, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis.

David M. Colburn	42
Executive Vice President of TWE and AOL Time Warner and President of Business Development for Subscription Services and Advertising and Commerce Businesses since the consummation of the Merger; prior to that, he was President of Business Affairs for America Online from January 2000, and Senior Vice President, Business Affairs, from March 1997, having joined America Online in August 1995.

Adolf DiBiasio	60
Executive Vice President of Strategy and Investments of TWE and AOL Time Warner since May 2001; prior to that, Mr. DiBiasio was a Senior Director at McKinsey & Company, management consultants, for more than 30 years.

Patricia Fili-Krushel	48
Executive Vice President of Administration of TWE and AOL Time Warner since July 2001; prior to that, she was Chief Executive Officer of WebMD Health division of WebMed Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

III-3

Name	Age	Principal Occupations or Positions During the Past Five Years

Robert M. Kimmitt	54
Executive Vice President of Global & Strategic Policy of TWE and AOL Time Warner since July 2001; prior to that he was President and Vice Chairman of Commerce One, Inc., an electronic commerce company, from March 2000 to June 2001, having served as Vice Chairman and Chief Operating Officer from February 2000. Previously, Mr. Kimmitt was a partner in the Washington, D.C.-based law firm of Wilmer, Cutler & Pickering from 1997 to 2000. He had previously been managing director at Lehman Brothers, an international financial services firm, from 1993 to 1997. Mr. Kimmitt also served as the U.S. Ambassador to Germany from 1991 to 1993.

Kenneth B. Lerer	50
Executive Vice President of TWE and AOL Time Warner, responsible for corporate communications and investor relations, since the consummation of the Merger; prior to that, he was Senior Vice President of America Online from October 1999. Previously, Mr. Lerer was a founder and served as President of Robinson, Lerer & Montgomery LLC, a corporate communications and consulting firm.

Wayne H. Pace	55
Executive Vice President and Chief Financial Officer of TWE and AOL Time Warner since November 2001; prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of TBS from March 2001, having held other executive positions, including Chief Financial Officer, at TBS since July 1993. Prior to joining TBS, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

William J. Raduchel	55
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

Mayo S. Stuntz, Jr	52
Executive Vice President of TWE and AOL Time Warner since the consummation of the Merger, with responsibility for coordinating cross-divisional initiatives; prior to that, he had been Chief Operating Officer of America Online’s Interactive Services Group from March 1999 and President of CompuServe Interactive Services from February 1998, having joined America Online in August 1997. He had previously been Chief Operating Officer and Executive Vice President of Century 21 Real Estate Corp. from October 1995 to June 1997.

III-4

Compliance with Section 16(a) of the Exchange Act.

Not Applicable.

Item 11.    Executive Compensation

In 2001, the executive officers of TWE and the AOLTW General Partners were compensated by AOL Time Warner for services provided in most cases to AOL Time Warner pursuant to employment agreements with AOL Time Warner and received no additional compensation from TWE or any of the AOLTW General Partners. AOL Time Warner provided the services of such executive officers to TWE and was reimbursed for such services pursuant to arrangements set forth in the TWE Partnership Agreement. See Item 13 “Certain Relationships and Related Transactions—Corporate Services.” Members of the Board of Representatives of TWE and directors of the AOLTW General Partners are not additionally compensated for such activities.

Executive Compensation Summary Table

The following table presents information concerning total compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of AOL Time Warner and TWE who served in such capacities on December 31, 2001 (collectively, the “named executive officers”). Prior to the consummation of the Merger on January 11, 2001 (the “Merger Date”), these executive officers functioned as executive officers of, and were compensated by, America Online or Time Warner, as the case may be. Prior to the Merger, America Online’s fiscal year ended on June 30. In connection with the Merger, America Online changed its fiscal year to a calendar year. As a result, the compensation shown for Messrs. Case, Pittman and Novack prior to 2001 is that paid with respect to America Online’s prior two fiscal years and the last six months of 2000 (the “Transition Period”). All information related to common stock has been adjusted to reflect the exchange ratios of common stock of Time Warner and America Online for common stock of AOL Time Warner (“AOL Time Warner Common Stock”) in the Merger and AOL Time Warner’s assumption of the relevant America Online and Time Warner stock-based benefit plans in connection with the Merger.

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long-Term Compensation(8)
Name and Principal Position	Year		Salary	Bonus(6)	Other Annual Compensation(7)	Securities Underlying Options Awarded	All Other Compensation(9)
Stephen M. Case(1)	2001		$1,000,000	$0	—	4,000,000	$2,250
Chairman of the Board	T.P.	*	383,333	0	—	1,750,000	0
	2000		725,000	1,125,000	—	3,000,000	5,165
	1999		575,000	1,000,000	—	1,800,000	4,932

Gerald M. Levin(2)	2001		$1,000,000	$0	$237,602	4,000,000	$47,031
Chief Executive Officer	2000		1,000,000	10,000,000	226,620	750,000	571,277
	1999		1,000,000	9,000,000	218,477	656,251	590,167

Kenneth J. Novack(3)	2001		$1,000,000	$0	$165,790	2,000,000	$250
Vice Chairman	T.P.	*	258,333	275,000	—	1,000,000	0
	2000		433,333	506,000	—	1,000,000	6,620
	1999		350,000	400,000	—	2,560,000	5,666

Richard D. Parsons(4)	2001		$1,000,000	$0	$166,597	3,500,000	$77,913
Co-Chief Operating Officer	2000		750,000	6,000,000	146,535	525,000	476,935
	1999		750,000	4,750,000	170,695	375,000	498,245

Robert W. Pittman(5)	2001		$1,000,000	$0	$399,611	3,500,000	$504,736
Co-Chief Operating Officer	T.P.	*	358,333	550,000	56,520	1,500,000	0
	2000		683,334	1,050,000	60,965	2,500,000	810
	1999		591,667	1,000,000	1,380,000	1,440,000	955

III-5

*	Transition Period—July 1, 2000 through December 31, 2000
(1)	Mr. Case became Chairman of the Board of AOL Time Warner on the Merger Date. Prior to that, he served as Chairman of the Board and Chief Executive Officer of America Online.
(2)	Mr. Levin became Chief Executive Officer of AOL Time Warner in February 2000. He served as Chairman of the Board and Chief Executive Officer of Time Warner from January 1993 to the Merger Date.
(3)	Mr. Novack became Vice Chairman of AOL Time Warner on the Merger Date. Prior to that, he served as Vice Chairman of America Online.
(4)	Mr. Parsons became Co-Chief Operating Officer of AOL Time Warner on the Merger Date. Prior to that, he served as President of Time Warner.
(5)	Mr. Pittman became Co-Chief Operating Officer of AOL Time Warner on the Merger Date. Prior to that, he served as President and Chief Operating Officer of America Online.
(6)	One quarter of the stock option award of each named executive officer in 2001 was made in lieu of a cash bonus for 2001.
(7)
In accordance with SEC rules, amounts totalling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 2001 that represent more than 25% of the applicable executive’s total Other Annual Compensation include financial services of $97,500 to each of Messrs. Levin and Parsons and $100,000 to each of Messrs. Novack and Pittman, transportation-related benefits of $127,446 to Mr. Levin and $64,787 to Mr. Parsons and $286,346 to Mr. Pittman as reimbursement for the payment of taxes related to life insurance coverage.

(8)
None of the options indicated was awarded with tandem stock appreciation rights. None of such executive officers was awarded restricted stock during the relevant period and, as of December 31, 2001, no named executive officer held any such shares.

(9)	The amounts shown in this column for 2001 include the following:
(a)  Pursuant to the AOL Time Warner Savings Plan (the “Savings Plan”), a defined contribution plan available generally to employees of AOL Time Warner, for the 2001 plan year, each of Messrs. Case, Levin, Parsons and Pittman deferred a portion of his annual compensation and AOL Time Warner contributed $2,000 for the first $3,000 so deferred by the executive (“Matching Contribution”). These Matching Contributions were invested under the Savings Plan in an AOL Time Warner Common Stock fund.
(b)  AOL Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. This group term life insurance coverage was reduced to $50,000 for each of Messrs. Levin, Novack and Parsons, who were given a cash payment equal to the cost of replacing such reduced coverage under a voluntary group program available to employees generally. Such payments are included in the “Other Annual Compensation” column. In addition, during 2001, AOL Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. AOL Time Warner also maintained split-dollar life insurance policies on the lives of Messrs. Levin and Parsons and paid the following amounts allocated to the term portion of the split-dollar coverage for 2001: Mr. Levin, $22,790 and Mr. Parsons, $4,787. The actuarial equivalent of the value of the premiums paid by AOL Time Warner for 2001 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Levin, $44,781 and Mr. Parsons, $75,663. It is anticipated that AOL Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. In addition, during 2001, AOL Time Warner maintained a life insurance policy for Mr. Pittman to insure him against the loss of certain stock option benefits in the event that he died prior to the full vesting of such options on the first anniversary of the Merger Date. AOL Time Warner paid a premium of $502,486 for such policy and reimbursed Mr. Pittman for the payment of taxes related thereto, which amount is included under “Other Annual Compensation.” For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see “Employment Arrangements.”

III-6

Stock Option Grants During 2001

The following table sets forth certain information with respect to employee options to purchase shares of AOL Time Warner Common Stock (“options”) awarded during 2001 to the named executive officers. All such options were nonqualified options. No stock apprectiation rights (“SARs”), alone or in tandem with such stock options, were awarded in 2001.

STOCK OPTION GRANTS IN 2001

	Individual Grants(1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2001	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value(2)
Stephen M. Case	2,000,000	1.1%	$48.96	1/17/11	$42,680,000
	1,000,000.5%		$61.20	1/17/11	18,020,000
	1,000,000.5%		$73.44	1/17/11	15,390,000
Gerald M. Levin	2,000,000	1.1%	$48.96	1/17/11	$42,680,000
	1,000,000.5%		$61.20	1/17/11	18,020,000
	1,000,000.5%		$73.44	1/17/11	15,390,000
Kenneth J. Novack	1,000,000.5%		$48.96	1/17/11	$21,340,000
	500,000.3%		$61.20	1/17/11	9,010,000
	500,000.3%		$73.44	1/17/11	7,695,000
Richard D. Parsons	1,750,000	1.0%	$48.96	1/17/11	$37,345,000
	875,000.5%		$61.20	1/17/11	15,767,500
	875,000.5%		$73.44	1/17/11	13,466,250
Robert W. Pittman	1,750,000	1.0%	$48.96	1/17/11	$37,345,000
	875,000.5%		$61.20	1/17/11	15,767,500
	875,000.5%		$73.44	1/17/11	13,466,250

(1)
Options for executive officers have been awarded pursuant to plans approved by stockholders. The terms are governed by the plans and the recipient’s option agreement. The option exercise price is the fair market value of the AOL Time Warner Common Stock on the date of grant except that one quarter of each of the total awards has an exercise price 25% above the fair market value of the AOL Time Warner Common Stock on the date of grant and one quarter has an exercise price 50% above such fair market value. The options shown in the table become exercisable in installments of 25% on the first four anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. Payment of the exercise price of an option may be made in cash and/or full shares of AOL Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made in cash and/or full shares of AOL Time Warner Common Stock.

(2)
These amounts represent the estimated present value of stock options at January 18, 2001, the date of grant, calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 59.3% based on the historical volatility of America Online and Time Warner common stock adjusted for the anticipated impact of the Merger; an expected term to exercise of three years; a risk-free rate of return of 4.80%; and a dividend yield of 0%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of AOL Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

III-7

Option Exercises and Values in 2001

The following table sets forth as to each of the named executive officers information on option exercises during 2001 and the status of his options on December 31, 2001: (i) the number of shares of AOL Time Warner Common Stock underlying options exercised during 2001; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of AOL Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 2001; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 2001. The number of shares covered and the option exercise prices have been adjusted to reflect the exchange ratios of common stock of America Online and Time Warner for AOL Time Warner Common Stock on the Merger Date and AOL Time Warner’s assumption upon consummation of the Merger of the option plans and agreements under which the options were awarded.

AGGREGATE OPTION EXERCISES DURING 2001
and
OPTION VALUES ON DECEMBER 31, 2001

	Number of Shares Underlying Options Exercised	Dollar Value Realized on Exercise	Number of Shares Underlying Unexercised Options on 12/31/01(3)			Dollar Value of Unexercised In-the-Money Options on 12/31/01*(3)
Name			Exercisable		Nonexercisable	Exercisable		Nonexercisable
Stephen M. Case	2,674,000	$127,289,634	18,237,200		5,312,500	$399,700,945		$0
Gerald M. Levin	—	—	9,066,254		4,499,997	$127,421,550		$0
Kenneth J. Novack	696,366	$31,554,080	4,961,000	(1)	2,750,000	$78,825,850	(1)	$0
Richard D. Parsons	700,000	$26,958,400	2,550,003		3,849,997	$26,793,375		$0
Robert W. Pittman	1,500,000	$66,151,925	8,698,921	(2)	9,968,334	$195,120,193	(2)	$106,059,351

*	Calculated using the fair market value of $32.60 per share of AOL Time Warner Common Stock on December 31, 2001 minus the option exercise price.
(1)
Includes 655,812 exercisable options that Mr. Novack transferred to grantor retained annuity trusts for the benefit of members of his family. At December 31, 2001, these options had a value of $13,894,147.

(2)	Includes 2,297,255 exercisable options that Mr. Pittman transferred to a family-owned limited partnership. At December 31, 2001, these options had a value of $71,309,343.
(3)
All options awarded prior to 2000 held by Messrs. Levin and Parsons became immediately exercisable in full upon the approval by Time Warner’s board of directors of the Merger on January 9, 2000. All options awarded prior to 2000 held by Messrs. Case and Novack became immediately exercisable in full on the Merger Date and all such options held by Mr. Pittman became immediately exercisable on the first anniversary of the Merger Date.

The option exercise price of all the options held by the named executive officers is the fair market value of the AOL Time Warner Common Stock on the date of grant except for (1) half of the regular annual options awarded to Messrs. Levin and Parsons in 1996 through 2000, half of the options awarded to each of the named executive officers in 2001 (see “Stock Option Grants in 2001”) and 1,500,000 of Mr. Levin’s options awarded in 1993, half of which have an exercise price 25% above the fair market value of the common stock on the date of grant and the other half of which have an exercise price 50% above such fair market value and (2) options awarded to Messrs. Case and Pittman in 1997 which have an exercise price 30% above the fair market value of the common stock on the date of grant. All such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder’s immediate family. The stock option agreements may permit optionees to defer receipt of the shares of AOL Time Warner Common Stock receivable upon exercise of options governed by such stock option agreements to a future date elected by the optionee, thereby deferring the recognition of income by the optionee (and AOL Time Warner’s tax deduction) until such future date. During the deferral period, the shares are not outstanding, do not vote and do not pay dividends; however, AOL Time Warner has agreed to pay the optionee dividend equivalents during the deferral period, to the extent dividends are paid on AOL Time Warner Common Stock.

The options held by the named executive officers remain exercisable for three months to three years in the event their employment is terminated without cause or as a result of AOL Time Warner’s breach of an

III-8

employment agreement. For some executive officers, some of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one or three years after death or total disability (depending on their date of grant) and some options may be exercised for five years after retirement. All options terminate either immediately or one month after the holder’s employment is terminated for cause. The terms of the options shown in the chart are generally ten years, although 960,000 options held by Mr. Levin have a term of 15 years from the date of their award in 1989.

Employment Arrangements

AOL Time Warner is a party to employment agreements with Messrs. Levin, Novack, Parsons and Pittman. The expiration dates of these agreements are: Mr. Levin—December 31, 2005; Mr. Novack—December 31, 2003; and Mr. Parsons—January 31, 2005. Mr. Pittman’s agreement does not have a fixed term. Mr. Levin has announced his intention to step down as Chief Executive Officer of AOL Time Warner in May 2002 and thereafter, consistent with the terms of his agreement, serve as an advisor to AOL Time Warner through the end of the agreement term.

Among other things, the agreements with Messrs. Levin, Novack and Parsons each provide for a fixed term of employment in a specified executive post; minimum annual salary of $1 million and participation in AOL Time Warner stock option and other compensation and benefit plans, including $50,000 of group term life insurance. These agreements do not provide for the payment of an annual cash bonus. In addition, the agreements with Messrs. Levin and Parsons provide for (1) life insurance benefits in the amount of $6 million and $5 million, respectively, to be provided by split dollar policies for the life of the executive under which AOL Time Warner recovers an amount equal to the net after-tax cost of the premiums paid by AOL Time Warner or the policies’ cash surrender value and (2) a cash payment equal to twice the premium for coverage under AOL Time Warner’s Group Universal Life (“GUL”) insurance program in an amount equal to twice the executive’s salary, minus $50,000. Mr. Novack’s agreement provides for a cash payment equal to two times the premium for $4 million of GUL insurance coverage made available by AOL Time Warner.

The agreements with Messrs. Levin, Novack and Parsons include a narrow definition of the “cause” for which an executive’s employment may be terminated and in that event, the executive will only receive earned and unpaid base salary accrued through such date of termination.

These agreements provide that in the event of AOL Time Warner’s material breach or termination of the executive’s employment during the term of employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the compensation otherwise payable during the remaining portion of the executive’s term of employment or (b) to remain an employee of AOL Time Warner through the end of such period and, without having to perform any services, receive such compensation as if there had been no breach or termination. These executives are not required to mitigate damages after such a termination, other than as necessary to prevent AOL Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be “contingent on a change” of control under the Internal Revenue Code.

If Mr. Levin, Novack or Parsons should become disabled during the term of his employment agreement, the executive will receive full salary for six months and then 75% thereof through the end of the employment term. Any such payments will be reduced by amounts received from Worker’s Compensation, Social Security and disability insurance policies maintained by AOL Time Warner.

If an executive dies during the term of an employment agreement, the executive’s beneficiaries will receive the executive’s earned and unpaid salary to the last day of the month in which the death occurs.

In October 1996, America Online entered into an employment agreement with Mr. Pittman which does not have a fixed term and which AOL Time Warner has assumed. In the event Mr. Pittman’s employment agreement

III-9

is terminated by him for a good reason or by AOL Time Warner other than for cause or as a result of a permanent and total disability, he will become a consultant of AOL Time Warner for a term of two years, subject to the terms and conditions of a consulting agreement. In AOL Time Warner’s discretion, Mr. Pittman will become a consultant of AOL Time Warner for two years if the Company terminates his employment or if he terminates his employment for other than a good reason. Mr. Pittman is subject to the terms of a confidentiality/non-competition/proprietary rights agreement that remains in effect for the term of the consulting agreement.

Mr. Levin’s agreement allows him, effective on or after May 1, 2002 and with not less than five months’ prior notice to AOL Time Warner, to terminate his position as Chief Executive Officer and become an advisor to AOL Time Warner through December 31, 2005. His advisory compensation will be equal to his annual salary. Mr. Levin has delivered this notice to AOL Time Warner. Mr. Parsons’ agreement allows him, effective on or after January 1, 2002 and with not less than six months’ prior notice to AOL Time Warner, to terminate his executive position and become an advisor to AOL Time Warner for the remainder of the agreement term. In that case his advisory compensation would be equal to $500,000 per year. In addition, prior to 2001, pursuant to their employment agreements then in place, Time Warner made contributions for each of Messrs. Levin and Parsons to separate non-current compensation accounts in a grantor trust or under its deferred compensation plan. Effective beginning January 2001, AOL Time Warner terminated these contributions, but existing accounts will continue to be invested and paid out following termination of employment in accordance with their terms.

Time Warner Pension Plan—AOLTW

The Time Warner Employees’ Pension Plan, as amended (the “Old Pension Plan”), which provides benefits to eligible employees, including officers, of AOL Time Warner and certain of its subsidiaries, was amended effective as of January 1, 2000, as described below, and was renamed and assumed by AOL Time Warner in connection with the Merger (the “Amended Pension Plan” and, together with the Old Pension Plan, the “Pension Plans”). New employees of AOL Time Warner hired on or after January 1, 2001, or employees transferring on or after that date from a division of AOL Time Warner without a pension plan, will not be eligible to participate in the Pension Plans. As a result, Messrs. Case, Novack and Pittman, and other employees who were employees of America Online, are not eligible to earn benefits under the Pension Plans. Because of certain grandfathering provisions, the benefit of participants with a minimum of ten years of benefit service whose age and years of benefit service equal or exceed 65 years as of January 1, 2000, including Mr. Levin, will be determined under either the provisions of the Old Pension Plan or the Amended Pension Plan, whichever produces the greater benefit.

Under the Old Pension Plan, a participant accrues benefits on the basis of 1 2/3% of the average annual compensation (defined as the highest average annual compensation for any five consecutive full and partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) for each year of service up to 30 years and  1/2% for each year of service over 30. Compensation for purposes of calculating average annual compensation under the Pension Plans is limited to $200,000 per year for 1988 through 1993, $150,000 per year for 1994 through 2001 and $200,000 per year for 2002 and thereafter (each subject to adjustments provided in the Internal Revenue Code of 1986, as amended). Eligible employees become vested in all benefits under the Pension Plans on the earlier of five years of service or certain other events.

Under the Amended Pension Plan, a participant accrues benefits equal to the sum of 1.25% of a participant’s average annual compensation not in excess of his covered compensation up to the average applicable Social Security wage base and 1.67% of his average annual compensation in excess of such covered compensation multiplied by his years of benefit service (not in excess of 30).

Under the Old Pension Plan, employees who are at least 60 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension (“early retirement”). An early retirement supplement is payable to an employee terminating employment at age 55 and before age 60,

III-10

after 20 years of service, equal to the actuarial equivalent of such person’s accrued benefit, or, if greater, an annual amount equal to the lesser of 35% of such person’s average compensation determined under the Old Pension Plan or such person’s accrued benefit at age 60 plus Social Security benefits at age 65. The supplement ceases when the regular pension commences at age 60. Under the Amended Pension Plan, employees who are at least 62 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension.

Annual pension benefits under the Old Pension Plan are reduced by a Social Security offset determined by a formula that takes into account benefit service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable (the “Social Security Offset”). Under both of the Pension Plans, the pension benefit of participants on December 31, 1977 in the former Time Employees’ Profit-Sharing Savings Plan (the “Profit Sharing Plan”) is further reduced by a fixed amount attributable to a portion of the employer contributions and investment earnings credited to such employees’ account balances in the Profit Sharing Plan as of such date (the “Profit Sharing Plan Offset”).

Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under both of the Pension Plans. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), Time Warner adopted the Time Warner Excess Benefit Pension Plan (the “Excess Plan”). The Excess Plan was frozen for employees of AOL Time Warner, as described below, effective December 31, 2000. The Excess Plan provides for payments by AOL Time Warner of certain amounts which employees of AOL Time Warner would have received under the Pension Plans if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000 limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 through 2000. Even though the benefit payable was frozen, no employee will receive less than the total accrued benefit under the Pension Plans and the Excess Plan as of December 31, 2000. However, going forward, the total benefit will not increase until such time as the benefit payable under the Pension Plans exceeds the total benefit accrued as of December 31, 2000 under the Pension Plans and the Excess Plan.

The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications under the Amended Pension Plan whose total benefit accrued as of December 31, 2000 under the Pension Plans and the Excess Plan exceeds the benefit payable under the Pension Plans. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the Amended Pension Plan and the Excess Plan. The amounts shown in the table do not reflect the effect of the previously-described (1) Profit Sharing Plan Offset or (2) early retirement supplements. The estimated amounts are based on the assumption that payments under the Amended Pension Plan will commence upon normal retirement (generally age 65) or early retirement, that the Amended Pension Plan will continue in force in its present form and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from AOL Time Warner’s assets and are included in the amounts shown in the following table.

	Estimated Annual Pension for Years of Benefit Service
Highest Consecutive Five Year Average Compensation	10	15	20	25	30
$200,000	$31,870	$47,800	$63,740	$79,670	$95,610
400,000	65,200	97,800	130,410	163,010	195,610
600,000	98,530	147,800	197,070	246,340	295,610
800,000	131,870	197,810	263,740	329,680	395,620

The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plans and the Excess Plan for each of

III-11

Messrs. Levin and Parsons is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plans and the Excess Plan are based on the highest average annual compensation for any five consecutive full or partial calendar years of employment (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin (and employees who participated in the Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. Because the total benefits accrued under the Pension Plans and the Excess Plan for Messrs. Levin and Parsons as of December 31, 2000, the date the Excess Plan was frozen, exceed the current benefits payable under the Pension Plans, their total accrued benefits have not changed since December 31, 2000. Thus, the estimated annual benefits payable under the Amended Pension Plan and the Excess Plan, as of February 1, 2002, are unchanged from those determined as of December 31, 2000 and would be based on average compensation of $729,248 for Mr. Levin and $304,600 for Mr. Parsons; with 28.6 and 6.0 years of credited benefit service, respectively. In addition, pursuant to his employment agreement, Mr. Parsons will be entitled to receive supplemental payments from AOL Time Warner that will achieve a total retirement benefit equal to what he would have received if he had five additional years of benefit service under the Amended Pension Plan. As stated above, Messrs. Case, Novack and Pittman are not eligible to participate in the Pension Plans. However, as a result of Mr. Pittman’s previous employment by Time Warner, at age 65, he is entitled to start receiving an annual benefit of $21,978 under the Amended Pension Plan and the Excess Plan. The estimated annual pension payable to Mr. Levin under the Old Pension Plan and the Excess Plan upon his retirement based on the indicated remuneration and years of service would be $337,889, without reflecting the effect of the previously-described Social Security or Profit Sharing Plan Offsets.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Ownership by Partners of TWE

The table below sets forth, as of March 15, 2002, the pro rata priority capital and residual equity interests of each AOLTW General Partner and each Limited Partner in TWE. Subsidiaries of AOL Time Warner and the AOLTW General Partners collectively own 74.49% of the pro rata priority capital and residual equity capital and 100% of the priority capital interests junior to the pro rata priority capital interests. TW/TAE, Inc., Time Warner Companies, Inc. and each AOLTW General Partner is a direct or indirect wholly owned subsidiary of AOL Time Warner. MediaOne TWE Holdings, Inc. is a wholly owned subsidiary of AT&T Corp.

Residual Equity Interest
AOL Time Warner General Partners
American Television and Communications Corporation	25.77%
Warner Communications Inc.	37.50%

Limited Partners
MediaOne TWE Holdings, Inc.	25.51%
Time Warner Companies, Inc.	5.61%
TW/TAE, Inc.	5.61%

100.00%

The address of the principal executive offices of each of the companies listed above is as follows: Time Warner Companies, Inc., TW/TAE, Inc. and Warner Communications Inc.: 75 Rockefeller Plaza, New York, New York 10019; American Television and Communications Corporation: 290 Harbor Drive, Stamford, Connecticut 06902; and MediaOne TWE Holdings, Inc.: 188 Inverness Drive West, Englewood, Colorado 80112.

III-12

Security Ownership of Certain Beneficial Owners

Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by TWE to own beneficially securities of AOL Time Warner having more than 5% of the voting power of any class of AOL Time Warner’s voting securities and is based on information provided to AOL Time Warner as of January 31, 2002 by the beneficial owner. Subsidiaries of AOL Time Warner collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE.

Name and Address of Beneficial Owner	Shares of Stock Beneficially Owned	Percent of Class(1)	Percent of Voting Power(1)
AOL Time Warner Series LMCN-V Stock
Liberty Media Corporation(1)	171,185,826	100%	*
12300 Liberty Boulevard Englewood, CO 80112

*	Less than 1%.
(1)
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

Security Ownership of Management

The following table sets forth as of January 31, 2002 for each current representative of TWE and each current member of the board of directors of one or more of the AOLTW General Partners, the five most highly compensated executive officers of TWE and of the AOLTW General Partners in 2001 and for all current representatives, directors and executive officers of TWE and the AOLTW General Partners as a group, information concerning the beneficial ownership of AOL Time Warner Common Stock.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Option Shares(2)	Percent of Class
Stephen M. Case(3)(8)	11,471,394	18,328,092	*
Gerald M. Levin(4)(8)	2,537,679	10,316,254	*
Kenneth J. Novack(5)(8)	4,850	5,461,000	*
Richard D. Parsons(6)(8)	38,086	3,600,003	*
Robert W. Pittman(7)	15,308	14,917,255	*
David Barach	—	—	*
William Prip	—	—	*
All current representatives, directors and executive officers (16 persons) as a group(2)-(8)	14,249,380	62,809,907	1.8%

*	Represents beneficial ownership of less than one percent of issued and outstanding stock on January 31, 2002.
(1)
Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC. Unless otherwise indicated, beneficial ownership includes both sole voting and sole investment power. This table does not include any AOL Time Warner Common Stock which may be held by the AOLTW General Partners or other AOL Time Warner subsidiaries or pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers may serve as directors or trustees. As of January 31, 2002, the only equity securities of AOL Time Warner beneficially owned by the named persons or group were shares of AOL Time Warner Common Stock and options to purchase AOL Time Warner Common Stock.

(2)
Reflects shares of AOL Time Warner Common Stock subject to options to purchase AOL Time Warner Common Stock which, on January 31, 2002, were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed “Number of Shares.” 2,297,255 of the stock options shown for Mr. Pittman have been transferred to a limited partnership owned by members of his family and 655,812 of the stock options shown for Mr. Novack have been transferred to grantor retained annuity trusts for the benefit of members of his family.

III-13

(3)
Includes 243,752 shares of AOL Time Warner Common Stock held by Mr. Case’s wife and 1,199,550 shares of AOL Time Warner Common Stock held by the Stephen M. Case Foundation. Mr. Case and his wife are the sole directors of this Foundation but do not exercise day-to-day investment authority. Mr. Case disclaims beneficial ownership of shares held by his wife and the Stephen M. Case Foundation.

(4)
Includes 45,000 shares of AOL Time Warner Common Stock held by Mr. Levin’s wife and 210,000 shares of AOL Time Warner Common Stock held by The Barbara J. and Gerald M. Levin Family Foundation of which Mr. Levin and his wife are the co-trustees. Mr. Levin disclaims beneficial ownership of shares held by his wife and The Barbara J. and Gerald M. Levin Family Foundation.

(5)
Includes 750 shares of AOL Time Warner Common Stock held by an irrevocable trust for the benefit of Mr. Novack’s children, one of whom is a minor, and 525 shares of AOL Time Warner Common Stock held by the Novack Family Foundation of which Mr. Novack and his wife are two of seven trustees. Mr. Novack disclaims beneficial ownership of shares held by the trust and the Novack Family Foundation.

(6)
Includes 200 shares of AOL Time Warner Common Stock held by Mr. Parsons’ wife and 2,000 shares of AOL Time Warner Common Stock held by The Parsons Family Foundation, Inc. of which Mr. Parsons is one of six directors. Mr. Parsons disclaims beneficial ownership of shares held by his wife and The Parsons Family Foundation, Inc.

(7)
Includes 1,920 shares of AOL Time Warner Common Stock held by the Pittman Family Foundation of which Mr. Pittman is the sole trustee. Mr. Pittman disclaims beneficial ownership of the shares held by the Pittman Family Foundation.

(8)
Includes an aggregate of (a) approximately 42,067 shares of AOL Time Warner Common Stock held by a trust under an employee stock plan of AOL Time Warner and its subsidiaries for the benefit of current representatives, directors and executive officers (including 115 shares for Mr. Case, 33,404 shares for Mr. Levin, 52 shares for Mr. Novack, 597 shares for Mr. Parsons and 105 shares for Mr. Pittman), (b) 309,752 shares of AOL Time Warner Common Stock beneficially owned by certain relatives of such persons and (c) 3,523,067 stock options that have been transferred to entities for the benefit of relatives of such persons.

Item 13.    Certain Relationships and Related Transactions

Corporate Services

AOL Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the capitalization of TWE on June 30, 1992 (the “TWE Capitalization”). As compensation and reimbursement for the cost of providing such services and facilities, TWE paid AOL Time Warner fees in the amount of $77 million, $74 million and $73 million in 2001, 2000 and 1999, respectively.

Option Reimbursement

Upon the exercise of options to purchase securities of AOL Time Warner by any officer or other employee of TWE or of any “strategic venture” of TWE, including, without limitation, TWE Japan, or of AOL Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or any such “strategic venture,” TWE or such “strategic venture” must reimburse AOL Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement is hereinafter called a “Stock Option Distribution”). At December 31, 2001, TWE had accrued $446 million of Stock Option Distributions payable to AOL Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $54 million for each one dollar increase (decrease) in the closing price of AOL Time Warner Common Stock. See Notes 10 and 11 to the TWE consolidated financial statements included herein.

III-14

TWE Japan Distribution Agreements

Concurrently with the closing of the TWE Japan transaction, TWE and TWE Japan entered into distribution and merchandising agreements pursuant to which TWE granted to TWE Japan the right to engage in theatrical and non-theatrical, television and home video distribution in Japan as well as the right to engage in the licensing and merchandising of TWE’s copyrights and trademarks in Japan. Such agreements provide that TWE Japan will receive distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

Other Arrangements and Transactions

The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm’s-length basis. For additional information regarding such arrangements, see Note 16 to TWE’s consolidated financial statements included herein and Note 14 to the AOLTW General Partners’ consolidated financial statements included herein. In addition, Mr. Novack, Vice Chairman and a member of the Board of Representatives of TWE, was Of Counsel to the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC until March 2001. Mintz Levin was retained by TWE during 2001.

For information with respect to WCI’s payment of a special dividend to Time Warner and the establishment of a revolving credit agreement, see Note 6 to the AOLTW General Partners’ consolidated financial statements included herein.

III-15

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)(1)-(2)  Financial Statements and Schedules:

The consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein are filed as part of this report and are incorporated herein by reference. The financial statements and financial statement schedule of Time Warner Telecom Inc. (“Telecom”) and the report of independent accountants thereon included in the Telecom Annual Report on Form 10-K for the year ended December 31, 2001 at pages F-1 through F-25 thereof are incorporated herein by reference and are filed as Exhibit 99.1 hereto.

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

(b)  Reports on Form 8-K.

No Current Report on Form 8-K was filed by TWE during the quarter ended December 31, 2001.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
By:	Warner Communications Inc.,
as General Partner

By:	/S/ WAYNE H. PACE
Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION (“ATC”) WARNER COMMUNICATIONS INC. (“WCI”)

By	/S/ WAYNE H. PACE
Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

Date:  March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 2002.

Signature	Title
/S/ GERALD M. LEVIN (Gerald M. Levin)	Director of ATC and WCI and Chief Executive Officer of each Registrant (Principal Executive Officer)

/S/ WAYNE H. PACE (Wayne H. Pace)	Executive Vice President and Chief Financial Officer of each Registrant (Principal Financial Officer)

/S/ JAMES W. BARGE (James W. Barge)	Vice President and Controller of each Registrant (Principal Accounting Officer)

/S/ RICHARD D. PARSONS (Richard D. Parsons)	Director of ATC and WCI

/S/ ROBERT W. PITTMAN (Robert W. Pittman)	Director of ATC and WCI

V-1

TIME WARNER ENTERTAINMENT COMPANY, L.P. AND TWE GENERAL PARTNERS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
	TWE	TWE General Partners
Management’s Discussion and Analysis of Results of Operations and Financial Condition	F-2	F-60
Consolidated Financial Statements:
Balance Sheets	F-20	F-74
Statements of Operations	F-21	F-75
Statements of Cash Flows	F-22	F-76
Statements of Partnership Capital and Shareholders’ Equity	F-23	F-77
Notes to Consolidated Financial Statements	F-24	F-79
Report of Independent Auditors	F-56	F-104
Selected Financial Information	F-57	F-105
Quarterly Financial Information	F-58
Financial Statement Schedule II—Valuation and Qualifying Accounts	F-59	F-106

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of TWE’s businesses.

•
Results of operations.    This section provides an analysis of the Company’s results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•
Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2001. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•
Market risk management.    This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

•
Critical accounting policies.    This section discusses those accounting policies that are considered important to the Company’s financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•
Caution concerning forward-looking statements.    This section discusses how certain forward-looking statements made by the Company throughout MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

AOL Time Warner Inc. (“AOL Time Warner”) is the world’s first Internet-powered media and communications company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through TWE. AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). TWE’s financial results are consolidated and presented

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

with the results of operations of AOL Time Warner. In addition, TWE has a 64.8% interest in the TWE-Advance/Newhouse Partnership (“TWE-A/N”), whose financial results are consolidated and presented with the results of operations of TWE and AOL Time Warner.

In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

As part of the integration of TWE’s businesses into AOL Time Warner’s operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and TWE’s restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

Investment in TWE-A/N

TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. In 2001 and on a pro forma basis in 2000, the financial position and operating results of TWE-A/N have been consolidated by TWE and the partnership interest owned by Advance/Newhouse has been reflected in TWE’s consolidated financial statements as minority interest. As discussed in more detail in Note 3 to the accompanying consolidated financial statements, AOL Time Warner and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N and TWE-A/N’s investment in Road Runner, the outcome of which could affect the future operating results of the Cable segment.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Use of EBITDA

TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

As a result of the Merger and the application of the purchase method of accounting, the accompanying historical operating results and financial condition are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000.

Other Significant Transactions and Nonrecurring Items

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of TWE’s operating results has been affected by certain significant transactions and nonrecurring items in 2000 and 1999.

For the year ended December 2000, on both a historical and pro forma basis, these items included (i) a $50 million pretax charge relating to the Six Flags Entertainment Corporation (“Six Flags”) litigation (Note 4), (ii) a net pretax investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco (Note 4), (iii) a pretax charge of approximately $35 million relating to a restructuring of the Road Runner joint venture, formed with AT&T to operate Time Warner Cable’s and AT&T’s high-speed online businesses (Note 3) and (iv) a noncash charge of approximately $524 million shown separately in the accompanying consolidated statement of operations related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard (Note 1).

For the year ended December 31, 1999, these items included (i) net pretax gains of approximately $2.119 billion relating to the sale or exchange of various cable television systems and investments (Note 3), (ii) pretax gains of approximately $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags (Note 4), (iii) an approximate $215 million net pretax gain recognized in connection with the early

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

termination and settlement of a long-term, home video distribution agreement (Note 4), (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite (Note 4) and (v) a noncash pretax charge of approximately $106 million relating to Warner Bros.’ retail stores (Note 4).

In order to fully assess underlying operating results and trends, management believes that in addition to the actual operating results, the operating results adjusted to exclude the impact of significant unusual and nonrecurring items should be evaluated. Accordingly, in addition to discussing actual operating results, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these significant unusual and nonrecurring items. It should be noted, however, that significant unusual items may occur in any period; therefore, investors and other users of this financial information individually should evaluate the types of events and transactions for which adjustments have been made.

2001 vs. 2000

Revenues and EBITDA by business segment are as follows (in millions):

	December 31,
	Revenues		EBITDA
	2001 Historical	2000(a) Pro Forma	2001 Historical	2000(a) Pro Forma
Cable	$5,987	$5,159	$2,762	$2,439
Filmed Entertainment.	6,889	6,609	691	580
Networks	3,024	2,723	703	510
Corporate	—	—	(78)	(75)
Intersegment elimination	(598)	(509)	—	—

Total revenues and EBITDA	15,302	13,982	4,078	3,454
Depreciation and amortization	—	—	(3,797)	(3,649)

Total revenues and operating income (loss)	$15,302	$13,982	$281	$(195)

(a)
2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

Consolidated Results

TWE had revenues of $15.302 billion and a net loss of $1.032 billion for 2001, compared to revenues of $13.982 billion on both a pro forma and historical basis and a net loss of $2.034 billion on a pro forma basis (net income of $229 million on a historical basis) for 2000.

As previously described, the comparability of TWE’s operating results has been affected by certain significant transactions and nonrecurring items aggregating approximately $20 million of net pretax losses in 2000. In addition, net loss on a pro forma basis in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

Revenues.    TWE’s revenues increased to $15.302 billion in 2001, compared to $13.982 billion on both a pro forma and historical basis in 2000. This overall increase in revenues was driven by an increase in subscription revenues of 13% to $7.432 billion, an increase in advertising and commerce revenues of 5% to $1.307 billion and an increase in content and other revenues of 7% to $6.563 billion.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and subscription rates at the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to the increased advertising at the Cable segment and The WB Network, partially offset by lower commerce revenues due to the absence of revenues from the Filmed Entertainment Studio Stores operations, which the Company closed in 2001. The increase in content and other revenues was principally due to increased revenues at the Filmed Entertainment segment related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs.

Depreciation and Amortization.    Depreciation and amortization increased to $3.797 billion in 2001 from $3.649 billion on a pro forma basis in 2000 ($1.488 billion on a historical basis). This increase was due to higher depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, offset in part by a decrease in amortization.

Interest Expense, Net.     Interest expense, net, decreased to $548 million in 2001, from $632 million on a pro forma basis in 2000 (interest expense, net, of $632 million on a historical basis), principally due to lower market interest rates in 2001.

Other Income (Expense), Net.    Other expense, net, was flat with $318 million in both 2001 and on a pro forma basis in 2000 (other expense, net, of $228 million on a historical basis).

Minority Interest Expense.    Minority interest expense increased to $320 million in 2001, compared to $208 million on a pro forma basis in 2000 ($208 million on a historical basis). Minority interest expense increased principally due to the allocation of pretax gains in 2001 on the exchange of various unconsolidated cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership (“TWE-A/N”) attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

Income Tax Provision.    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $127 million in 2001 and $157 million on both pro forma and historical basis in 2000, have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

Net Income (Loss) and Net Income (Loss) Per Common Share.    TWE’s net loss decreased by $1.002 billion to $1.032 billion in 2001, compared to $2.034 billion on a pro forma basis in 2000 (net income of $229 million on a historical basis). As discussed more fully below, the improvement principally resulted from an overall increase in TWE’s revenues and EBITDA, lower interest expense, net, lower income tax expense and the $524 million charge in 2000 relating to the cumulative effect of an accounting charge, partially offset by higher depreciation and amortization expense and higher minority interest expense.

Business Segment Results

Cable.    Revenues increased to $5.987 billion in 2001, compared to $5.159 billion on a pro forma basis in 2000. EBITDA increased to $2.762 billion in 2001 from $2.439 billion on a pro forma basis in 2000. Revenues increased due to a 15% increase in subscription revenues (from $4.727 billion to $5.415 billion) and a 32% increase in advertising and commerce revenues (from $432 million to $572 million). The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and to a lesser degree a marginal increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches, the sale of advertising to other non-TWE business segments of AOL Time

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Warner and a general increase in advertising sales. EBITDA increased principally as a result of the revenue gains and improved margins related to the high-speed online services, offset in part by a greater than 20% increase in programming costs related to general programming rate increases across both the basic and digital services and the roll-out of digital services, including the addition of new channels that are available only in the digital service. This increase in programming costs is expected to continue into the near term as general programming rates are expected to continue to increase and digital services continue to be rolled out.

Filmed Entertainment.     Revenues increased to $6.889 billion in 2001, compared to $6.609 billion in 2000. EBITDA increased to $691 million in 2001 from $580 million on a pro forma basis in 2000. Revenues increased related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs. Revenues also benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and syndication revenues to broadcast Friends. This benefit was offset in part by lower revenues in Warner Bros.’ retail operations, related to the closure of its Studio Stores. EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher film costs, including higher advertising and distribution costs, because of an increase in the performance, number and timing of new theatrical releases in comparison to the prior year.

Networks.     Revenues increased to $3.024 billion in 2001, compared to $2.723 billion in 2000. EBITDA increased to $703 million in 2001 from $510 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues and an increase in content and other revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and other revenues benefited from higher home video sales of HBO’s original programming. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO’s overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

2000 vs. 1999

Revenues and EBITDA by business segment are as follows (in millions):

	Years Ended December 31
	Revenues		EBITDA
	2000 Historical	1999 Historical	2000 Historical	1999 Historical
Cable(a)	$5,159	$4,496	$2,444	$3,115
Filmed Entertainment(b)	6,609	6,629	585	786
Networks	2,723	2,553	512	444
Corporate	—	—	(75)	(74)
Intersegment elimination	(509)	(514)	—	—

Total revenues and EBITDA	13,982	13,164	3,466	$4,271
Depreciation and amortization	—	—	(1,488)	(1,371)

Total revenues and operating income	$13,982	$13,164	$1,978	$2,900

(a)	EBITDA includes pretax gains of approximately $1.039 billion in 1999 relating to the sale or exchange of certain consolidated cable television systems.

(b)
EBITDA includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement and a noncash pretax charge of approximately $106 million recognized in 1999 related to Warner Bros.’ retail stores.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Consolidated Results

TWE had revenues of $13.982 billion, income of $753 million before the cumulative effect of an accounting change and net income of $229 million on a historical basis for the year ended December 31, 2000, compared to revenues of $13.164 billion and net income of $2.759 billion for the year ended December 31, 1999.

As previously described, the comparability of TWE’s operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These items aggregated approximately $20 million of net pretax losses on a historical basis in 2000, compared to approximately $2.365 billion of net pretax income in 1999. In addition, net income in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

Revenues.    TWE’s revenues increased to $13.982 billion on a historical basis in 2000, compared to $13.164 billion in 1999. This overall increase in revenues was driven by an increase in subscription revenues of 11% to $6.580 billion and an increase in content and other revenues of 4% to $6.162 billion, partially offset by a decrease in advertising and commerce revenues of 6% to $1.240 billion.

As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and subscription rates at the Cable and Networks segments. The increase in content and other revenues was principally due to higher worldwide DVD sales. The decline in advertising and commerce was principally due to lower revenues from the consumer product operations at the Filmed Entertainment segment.

Depreciation and Amortization.    Depreciation and amortization increased to $1.488 billion on a historical basis in 2000 from $1.371 billion in 1999. This increase was due to a higher depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital service, and higher amortization.

Interest Expense, Net.    Interest expense, net, increased to $632 million of expense on a historical basis in 2000, compared to $539 million of expense in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation.

Other Income (Expense), Net.    Other income (expense), net, was $228 million of expense on a historical basis in 2000, compared to $975 million of income in 1999, primarily due to the absence in 2000 of approximately $1.080 billion of net pretax gains recognized in 1999 related to the sale or exchange of certain unconsolidated cable television systems and investments and an approximate $97 million pretax gain recognized in 1999 related to the sale of an interest in CanalSatellite.

Minority Interest.    Minority interest expense decreased to $208 million on a historical basis in 2000, compared to $427 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the 1999 gains, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

Income Tax Provision.    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $157 million on a historical basis in 2000 and $150 million in 1999 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Net Income.    TWE had net income of $229 million on a historical basis in 2000, compared to $2.759 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $379 million to $773 million on a historical basis in 2000 from $394 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE’s revenues and EBITDA, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt.

Business Segment Results

Cable.    Revenues increased to $5.159 billion on a historical basis in 2000, compared to $4.496 billion in 1999. EBITDA, including the effect on operating trends of one-time items recognized in each period, decreased to $2.444 billion in 2000 from $3.115 billion in 1999. Revenues increased due to increased subscription revenues and advertising and commerce revenues. The increase in subscription revenues was due to growth in basic cable subscribers, increases in basic cable rates and increases from the deployment of digital cable and high-speed online services. The increase in advertising and commerce revenues was due to a general increase in advertising sales. The operating results of the Cable segment were affected by net pretax gains of approximately $1.039 billion in 1999 relating to the sale or exchange of various consolidated cable television systems. Excluding the effect of these items, EBITDA increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs.

Filmed Entertainment.    Revenues decreased to $6.609 billion on a historical basis in 2000, compared to $6.629 billion in 1999. EBITDA, including the effect on operating trends of one-time items recognized in each period, decreased to $585 million in 2000 from $786 million in 1999. Revenues decreased primarily due to lower revenues from domestic syndicated television exhibition relating to the 1999 initial off-network availability of the popular television series The Drew Carey Show, lower revenues from worldwide theatrical exhibition, principally relating to 1999’s highly successful release of The Matrix and lower revenues from consumer product operations. This decrease was principally offset by higher revenues from the distribution of theatrical product due to higher worldwide DVD sales and improved revenues from the distribution of television product through basic cable, broadcast network and international syndicated television exhibition.

The operating results in both periods were affected by certain one-time items in 1999 which include a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement and a noncash pretax charge of $106 million relating to Warner Bros.’ retail stores. Excluding the impact of these items, EBITDA was flat principally as a result of the declines in revenues, offset by lower film and television costs.

Networks.    Revenues increased to $2.723 billion on a historical basis in 2000, compared to $2.553 billion in 1999. EBITDA increased to $512 million on a historical basis in 2000 from $444 million in 1999. Revenues benefited primarily from an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, the increase in subscription revenues benefited from an increase in subscribers and subscription rates. For The WB Network, the increase in advertising and commerce revenues was principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network’s programming beginning in the fall of 1999. For HBO, the increase in EBITDA was principally due to the revenue gains and increased cost savings. For The WB Network, the EBITDA loss improvement was principally due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

FINANCIAL CONDITION AND LIQUIDITY
December 31, 2001

Current Financial Condition

At December 31, 2001, TWE had $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partners’ capital. This compares to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners’ capital on a pro forma basis, at December 31, 2000.

As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under its credit agreements, including agreements with AOL Time Warner and availability under its commercial paper program, are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

During 2001, TWE’s cash provided by operating activities amounted to $2.585 billion, reflecting $4.078 billion of EBITDA, less $527 million of net interest payments, $170 million of net income taxes paid and $796 million related to an increase in other working capital requirements. During 2000, TWE’s cash provided by operating activities on both a pro forma and historical basis amounted to $2.576 billion, reflecting $3.454 billion of EBITDA, less $515 million of net interest payments, $107 million of net income taxes paid and $256 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

Investing Activities

Cash used by investing activities was $2.908 billion in 2001, compared to $2.138 million on both a pro forma and historical basis in 2000. The increase principally resulted from higher amounts of cash used for acquisitions and investments, higher capital expenditures and a decrease in cash proceeds from the sale of investments. The increase in cash used for acquisitions and investments is primarily due to cash payments made in connection with funding of equity method investments. TWE’s capital spending and the related increase is due principally to the Cable segment, as discussed more fully below. The lower cash proceeds from the sale of investments is due to the absence in 2001 of additional proceeds received in 2000 related to the 1999 sale of an interest in CanalSatellite.

Financing Activities

Cash provided by financing activities was $267 million in 2001, compared to cash used by financing activities of $649 million on both a pro forma and historical basis in 2000. The cash provided from financing activities in 2001 reflected net proceeds received from borrowings of $685 million, offset in part by capital distributions of $317 million. The cash used by financing activities on both a pro forma and historical basis reflected capital distributions of $1.003 billion offset in part by net proceeds received from borrowings of $451 million. The lower capital distributions in 2001 related primarily to lower tax distributions to TWE’s general partners (Note 10).

Capital Spending

TWE’s overall capital spending for 2001 was $2.012 billion, an increase of $86 million over capital spending on both a pro forma and historical basis in 2000 of $1.926 billion. TWE’s capital spending and the related increase in capital spending is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment amounted to $1.875 billion in 2001, compared to $1.793

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

billion on both a pro forma and historical basis in 2000. As more systems are upgraded, the fixed portion of Cable’s capital spending is replaced with spending that varies based on the number of new subscribers. Capital spending by the Cable segment is expected to continue to be funded by the Cable segment’s operating cash flow.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

At December 31, 2001, TWE had total committed capacity, defined as maximum available borrowings under existing debt arrangements, of approximately $13.3 billion. Of this committed capacity, approximately $4.6 billion was available to fund future contractual obligations and approximately $8.1 billion was outstanding as debt (See Note 7 to the accompanying consolidated financial statements for more details on outstanding debt.) At December 31, 2001, total committed capacity, unused capacity and outstanding debt were as follows:

	Committed Capacity	Unused Capacity	Outstanding Debt
	(millions)
Bank credit agreement and commercial paper program(a)	$7,500	$4,610	$2,290
Fixed-rate public borrowings	4,011	—	4,011
Due to AOL Time Warner	1,734	—	1,734
Other fixed-rate obligations(b)	16	—	16

Total	$13,261	$4,610	$8,051

(a)
A portion of bank credit agreement and commercial paper program’s committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2001, $600 million of committed capacity was used by non-TWE segments.

(b)	Includes debt due within one year of $2 million.

Other Financing Arrangements

From time to time, TWE enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. TWE employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. TWE is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE, and provides direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 10 years. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment. For more detail, see Note 7 to the accompanying consolidated financial statements.

The following table summarizes TWE’s financing arrangements with SPEs at December 31, 2001:

	Committed Capacity	Unused Capacity(a)	Outstanding Utilization
	(millions)
Accounts receivable securitization facilities(b)	$800	$191	$276
Backlog securitization facility(c)	500	58	442

Total other financing arrangements	$1,300	$249	$718

(a)  Ability to use asset securitization facilities and backlog facility depends on availability of qualified assets.

(b)  Portion of the facilities’ committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2001, $333 million committed capacity was utilized by non-TWE segments.

(c)  The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Rating Triggers and Debt Covenants

Each of the Company’s borrowing facilities, including financing arrangements with SPEs, contain customary covenants. A breach of such covenants in the bank credit agreement that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company expects to take a one-time, noncash charge of approximately $22 billion upon adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This charge will not result in a violation of any of the Company’s covenants.

Contractual and Other Obligations

Firm Commitments

In addition to the above financing arrangements, the Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

The following table summarizes separately the Company’s material firm commitments at December 31, 2001 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these commitments with operating cash flow generated in the normal course of business.

Nature of Firm Commitments	2002	2003-2005	2006 & thereafter	Total
	(millions)
Programming and production deals	$1,061	$1,718	$3,138	$5,917
Operating leases	144	379	990	1,513
Other firm commitments	430	85	—	515

Total firm commitments	$1,635	$2,182	$4,128	$7,945

Following is a description of TWE’s firm commitments at December 31, 2001:

•	The networks (HBO and The WB Network) enter into agreements with movie studios to air movies they produce at future dates (programming and production deals).

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to actors and directors.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Contingent Commitments

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. The Company does not expect that these contingent commitments will result in any amounts being paid by the Company in the near or foreseeable future.

The following table summarizes separately the Company’s contingent commitments at December 31, 2001. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not necessarily mean that the Company expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments
Nature of Contingent Commitments	Total Commitments	2002	2003-2005	2006 and thereafter
	(millions)
Guarantees	$2,074	$83	$120	$1,871
Letters of credit and other contingent commitments	152	—	—	152

Total contingent commitments	$2,226	$83	$120	$2,023

Following is a description of the Company’s contingent commitments at December 31, 2001:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which TWE is a venture partner.

•
The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, TWE would be obligated to cover these costs to the extent of the letters of credit. In addition, the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

Equity Method Investments

Except as otherwise discussed above, TWE does not guarantee the debt of any of its investments accounted for using the equity method of accounting. However, for certain of these investments, TWE may continue to provide funding in excess of amounts currently invested.

Filmed Entertainment Backlog

Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.5 billion at December 31, 2001, compared to approximately $3.4 billion on a pro forma basis at December 31, 2000 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $433 million at December 31, 2001 and approximately $381 million on a pro forma basis at December 31, 2000).

Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 7 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.5 billion of backlog relating to Warner Bros. as of December 31, 2001, TWE has recorded approximately $600 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

MARKET RISK MANAGEMENT

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

TWE has entered into variable-rate debt that, at December 31, 2001, had an outstanding balance of approximately $4.024 billion. Based on TWE’s variable-rate obligations outstanding at December 31, 2001, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWE’s annual interest expense and related cash payments by approximately $10 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

TWE has entered into fixed-rate debt that, at December 31, 2001, had an outstanding balance of approximately $4.011 billion and a fair value of $4.252 billion. Based on TWE’s fixed-rate debt obligations outstanding at December 31, 2001, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $9 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period, including those related to TWE. At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of TWE’s estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars, therefore, the hedging period covers fifteen months. To hedge this exposure, AOL Time Warner uses foreign exchange

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

contracts that generally have maturities of three months to fifteen months providing continuous coverage throughout the hedging period. TWE is reimbursed by or reimburses AOL Time Warner for AOL Time Warner contract gains and losses related to TWE’s foreign currency exposure. AOL Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 2001, AOL Time Warner had contracts for sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. Of AOL Time Warner’s $239 million net sale contract position, $320 million of foreign currency exchange sale contracts and $130 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure, compared to contracts for the sale of $198 million and the purchase of $154 million of foreign currencies at fixed rates at December 31, 2000.

Based on AOL Time Warner’s outstanding foreign exchange contracts related to TWE’s exposure at December 31, 2001, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in approximately $10 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in $10 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

The Company is exposed to market risk as it relates to changes in market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes, many of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2001, the Company had $13 million of cost-method investments, primarily relating to private equity securities, $211 million of fair value investments, including $189 million of investments in public equity securities held for purposes other than trading, and $22 million of equity derivative instruments, and $2.084 billion of investments accounted for using the equity method of accounting.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. TWE believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Investments

The Company’s investments comprise of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis).

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

While TWE has recognized all declines that are believed to be other-than-temporary, which were not material in 2001, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value.

Merger Accounting

The merger of America Online and Time Warner has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $147 billion to acquire Time Warner was allocated to the underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ—the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, AOL Time Warner used the one-year period following the consummation of the merger to finalize estimates of the fair value

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

of assets and liabilities acquired, including those of TWE. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, AOL Time Warner obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

The value of TWE’s intangible assets identified and recorded in the Merger, including goodwill, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

In the first quarter of 2002, TWE will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to the Company’s operating segments, will impact the amount of impairment to be recognized upon adoption of the new accounting standard. It is expected that the adoption of FAS 142 will result in a one-time, noncash charge of approximately $22 billion, and will be reflected as a cumulative effect of an accounting change.

Revenue and Cost Recognition

There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management—the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Arrangements

In the normal course of business, the business segments of TWE, along with the non-TWE business segments of AOL Time Warner, enter into contracts for the sale of advertising inventory to a marketing partner, that covers more than one segment of AOL Time Warner and TWE (“multiple-element arrangement”). In accounting for multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different contractual elements of the overall arrangement. In determining the amount of revenue that each AOL Time Warner segment should recognize, including segments of TWE, the Company follows the guidance contained in “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers,” (“SAB 101 FAQ”). SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar cash arrangements that are not part of a multi-element arrangement.

Filmed Entertainment Revenues and Costs

An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced, and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write off of unrecoverable film cost. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets throughout its life cycle is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period.

Sales Returns and Uncollectible Accounts

One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and management’s estimate of the amount of the receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of TWE’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, management reserves an amount that is believed to be uncollectible.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

TWE operates in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, political and social conditions, consumer responses to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

•
For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

•
For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

•
For TWE’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

In addition, TWE’s overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE’s plans, strategies and intentions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)
ASSETS
Current Assets
Cash and equivalents	$250	$306	$306
Receivables, including $501, $999 and $999 million due from AOL Time Warner, less allowances of $910, $677 and $677 million	3,480	3,086	3,086
Inventories	852	762	762
Prepaid expenses	326	200	200

Total current assets	4,908	4,354	4,354
Noncurrent inventories and film costs	4,578	3,938	2,579
Investments, including available-for-sale securities	2,308	2,218	543
Property, plant and equipment	8,573	7,468	7,493
Cable television franchises	20,306	23,100	5,329
Brands and trademarks	2,089	2,500	—
Goodwill and other intangible assets	41,038	39,882	3,603
Other assets	1,258	959	1,000

Total assets	$85,058	$84,419	$24,901

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$2,218	$1,715	$1,715
Participations payable	1,014	969	969
Programming costs payable	455	455	455
Debt due within one year	2	3	3
Other current liabilities, including $1.022 billion, $666 and $666 million due to AOL Time Warner	2,616	2,799	2,799

Total current liabilities	6,305	5,941	5,941
Long-term debt, including $1.734 billion due to AOL Time Warner at December 31, 2001	8,049	7,108	7,108
Other long-term liabilities, including $446, $681 and $681 million due to AOL Time Warner	3,108	3,045	3,045
Minority interests	2,191	1,881	1,881

Partners’ Capital
Contributed capital	66,793	66,793	7,349
Accumulated other comprehensive income, net	(6)	—	(74)
Partnership deficit	(1,382)	(349)	(349)

Total partners’ capital	65,405	66,444	6,926

Total liabilities and partners’ capital	$85,058	$84,419	$24,901

(a)
TWE’s historical financial statements for the prior period represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000. (Note 1)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
Revenues:
Subscriptions	$7,432	$6,580	$6,580	$5,945
Advertising and commerce	1,307	1,240	1,240	1,313
Content and other	6,563	6,162	6,162	5,906

Total revenues(b)	15,302	13,982	13,982	13,164
Cost of revenues(b)	(9,754)	(8,804)	(8,876)	(8,453)
Selling, general and administrative(b)	(2,558)	(2,598)	(2,563)	(2,455)
Amortization of goodwill and other intangible assets	(2,709)	(2,775)	(565)	(504)
Gain on sale or exchange of cable television systems(b)	—	—	—	1,039
Gain on early termination of video distribution agreement	—	—	—	215
Writedown of retail store assets	—	—	—	(106)

Operating income (loss)	281	(195)	1,978	2,900
Interest expense, net	(548)	(632)	(632)	(539)
Other income (expense), net(b)	(318)	(318)	(228)	975
Minority interest expense	(320)	(208)	(208)	(427)

Income (loss) before income taxes and cumulative effect of accounting change	(905)	(1,353)	910	2,909
Income tax provision	(127)	(157)	(157)	(150)

Income (loss) before cumulative effect of accounting change	(1,032)	(1,510)	753	2,759
Cumulative effect of accounting change	—	(524)	(524)	—

Net income (loss)	$(1,032)	$(2,034)	$229	$2,759

(a)
TWE’s historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation (Note 1).

(b)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

Revenues	$939	$679	$679	$564
Cost of revenues	(506)	(376)	(376)	(266)
Selling, general and administrative	(163)	(155)	(155)	(128)
Gain on sale or exchange of cable television systems	—	—	—	308
Other income (expense), net	39	26	26	20

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
OPERATING ACTIVITIES
Net income (loss)	$(1,032)	$(2,034)	$229	$2,759
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	524	524	—
Depreciation and amortization	3,797	3,649	1,488	1,371
Amortization of film costs	1,916	1,676	1,676	1,872
Gain on sale of investments	(4)	(97)	(97)	(113)
Loss (gain) on sale or exchange of cable systems and investments	—	1	1	(2,119)
Equity in losses of other investee companies after distributions	334	380	275	211
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(414)	(320)	(320)	(403)
Inventories	(2,074)	(1,829)	(1,829)	(1,780)
Accounts payable and other liabilities	(140)	364	364	494
Other balance sheet changes	202	262	265	421

Cash provided by operating activities	2,585	2,576	2,576	2,713

INVESTING ACTIVITIES
Investments and acquisitions	(931)	(421)	(421)	(478)
Capital expenditures	(2,012)	(1,926)	(1,926)	(1,475)
Investment proceeds	35	209	209	948
Collection of loan to Time Warner	—	—	—	400

Cash used by investing activities	(2,908)	(2,138)	(2,138)	(605)

FINANCING ACTIVITIES
Borrowings	3,226	2,850	2,850	2,658
Debt repayments	(2,541)	(2,399)	(2,399)	(2,764)
Redemption of preferred stock of subsidiary	—	—	—	(217)
Capital distributions	(317)	(1,003)	(1,003)	(1,200)
Other distributions	(101)	(97)	(97)	(155)

Cash provided (used) by financing activities	267	(649)	(649)	(1,678)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(56)	(211)	(211)	430
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	306	517	517	87

CASH AND EQUIVALENTS AT END OF PERIOD	$250	$306	$306	$517

(a)
TWE’s historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, unaudited pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation (Note 1).

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL

	Time Warner General Partners’ Senior Capital	Partners’ Capital
		Contributed Capital	Partnership Earnings (Deficit)	Total Partners’ Capital
		(millions)
BALANCE AT DECEMBER 31, 1998	$603	$7,341	$(2,234)	$5,107
Net income	—	—	2,759	2,759
Foreign currency translation adjustments	—	—	1	1
Unrealized gains on securities	—	—	39	39
Realized and unrealized gains on derivative financial instruments	—	—	5	5

Comprehensive income	—	—	2,804	2,804
Stock option, tax-related and Senior Capital distributions	(627)	—	(735)	(735)
Allocation of income to Time Warner General Partners’ Senior
Capital	24	—	(24)	(24)
Other	—	(3)	—	(3)

BALANCE AT DECEMBER 31, 1999	—	7,338	(189)	7,149
Net income	—	—	229	229
Foreign currency translation adjustments	—	—	(44)	(44)
Unrealized losses on securities	—	—	(44)	(44)
Realized and unrealized gains on derivative financial instruments	—	—	8	8

Comprehensive income	—	—	149	149
Stock option and tax-related distributions	—	—	(392)	(392)
Other	—	11	9	20

BALANCE AT DECEMBER 31, 2000	—	7,349	(423)	6,926
Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	—	59,444	74	59,518

Balance at December 31, 2000, adjusted to give effect of America Online-Time Warner merger	—	66,793	(349)	66,444
Net loss	—	—	(1,032)	(1,032)
Foreign currency translation adjustments	—	—	1	1
Unrealized losses on securities	—	—	(7)	(7)

Comprehensive loss	—	—	(1,038)	(1,038)
Stock option and tax-related distributions	—	—	(82)	(82)
Other	—	—	81	81

BALANCE AT DECEMBER 31, 2001	$—	$66,793	$(1,388)	$65,405

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION	AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

AOL Time Warner Inc. (“AOL Time Warner”) is the world’s first fully integrated Internet-powered media and communications company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. The operating results of TWE’s various business segments are presented in Note 14.

Each of the business interests within TWE—Cable, Filmed Entertainment and Networks—is important to TWE’s objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) leading television networks, such as The WB Network, HBO and Cinemax.

Basis of Presentation

America Online-Time Warner Merger

The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets, such as film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

Weighted-Average Useful Life
(Years)
Film and television libraries	17
Cable television franchises	25
Brands and trademarks	34
Goodwill	25

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed further below, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

Because the Merger was not consummated on or before December 31, 2000, the accompanying historical consolidated financial statements and notes for 2000 and 1999 reflect only the financial results of TWE on a historical basis without the significant amortization created by the Merger. However, in order to enhance comparability, pro forma consolidated financial statements for 2000 are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of TWE. The unaudited pro forma financial statements for TWE are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of TWE’s historical operating results and segment information to conform to the combined AOL Time Warner’s financial statement presentation, as follows:

•	TWE’s digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

•
Income and losses related to investments accounted for using the equity method of accounting and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net; and

•	Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

New Accounting Principles

Cumulative Effect of Change in Film Accounting Principle

In June 2000, TWE adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE’s previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

TWE adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, TWE’s pro forma net loss in 2000 (net income on a historical basis) includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues into EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 will be effective for TWE in the first quarter of 2002. EITF 01-09 clarifies the income statement

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. TWE management does not believe that the application of the provisions of EITF 01-09 will impact TWE’s consolidated financial statements. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

In November 2001, the FASB Staff issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and will be effective for TWE in the first quarter of 2002. As a result of this classification change, TWE will present cable franchise taxes collected from subscribers as revenues. As a result of applying the guidance of Topic D-103, TWE management believes that the Company’s revenues and costs will be increased by an equal amount of approximately $240 - $280 million, having no impact on operating income or EBITDA. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Accounting for Business Combinations

In July 2001, the FASB issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001.

TWE is in the process of finalizing the impact of adopting the provisions of FAS 142, which is expected to be significant. Upon adoption, TWE will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. In addition, TWE will stop amortizing approximately $22 billion of intangible assets deemed to have an indefinite useful life, primarily intangible assets related to cable franchises and certain brands and trademarks. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of FAS 142 will reduce annual amortization expense by approximately $2.6 billion. Similarly, with respect to equity investees, other expense, net, will be reduced by approximately $140 million. The impact of stopping the amortization of goodwill, certain intangible assets and the goodwill included in the carrying value of equity investees would be to increase TWE’s annual net income by approximately $2.75 billion.

In addition, when FAS 142 is initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date will need to be reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, TWE’s operating segments), including the reporting units of the acquirer, in a reasonable and supportable manner. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. The majority of the goodwill on TWE’s balance sheet was generated in the acquisition of Time Warner by AOL Time Warner. As a result, a portion of the goodwill generated in the Merger will be reallocated to the AOL segment resulting in a change in segment assets, including the amount of total goodwill reflected at TWE as well as TWE’s segment assets.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this initial review for impairment, TWE expects to record a one-time, noncash charge of approximately $22 billion to be recognized upon adoption of the new accounting standard in the first quarter of 2002. Such charge is non-operational in nature and will be reflected as a cumulative effect of an accounting change.

Asset Retirement Obligations

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 143 will have a material impact on TWE’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 144 will have a material impact on TWE’s consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on TWE’s consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest (“subsidiaries”), as if TWE and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 16).

Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when TWE owns between 20% and 50% of the investee. However, in certain circumstances, TWE’s ownership percentage exceeds 50% but TWE accounts for the investment using the equity method because the minority shareholders hold certain rights which allow them to participate in the day-to-day operations of the business. Under the equity method, only TWE’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWE’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, TWE’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the net book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

Investments in companies in which TWE does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for as available-for-sale securities at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported in the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and investments accounted for at cost are included in income when declared.

The effect of any changes in TWE’s ownership interests resulting from the issuance of capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, are included in the accompanying statement of partnership capital as a component of accumulated other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivable, film inventory and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of home video product in the filmed entertainment industry are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for business combinations accounted for using the purchase method of accounting. Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual films and television product, and investments may change based on actual results and other factors.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs

Cable and Networks

A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods (“programming costs”) generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

Filmed Entertainment

Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

Television films and series are initially produced for the broadcast networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as “backlog.”

Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire Time Warner in 2001, including Time Warner’s interest in TWE, was allocated to its theatrical and television product, including an allocation to purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Film inventories generally include the unamortized cost of completed theatrical and television films, theatrical films and television series in production pursuant to a contract of sale, film rights acquired for the home video market, advances pursuant to agreements to distribute third-party films and the Library.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barter Transactions

TWE enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of the EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” In addition, TWE enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to the Company’s consolidated statement of operations for all periods.

Multiple-Element Arrangements

In the normal course of business, the business segments of TWE, along with the non-TWE business segments of AOL Time Warner, enter into contracts for the sale of advertising inventory which covers more than one segment of AOL Time Warner and TWE (“multiple-element arrangements”). For example, a single marketing partner may purchase an advertising package from AOL Time Warner to provide the customer with print advertising at Time Inc., online promotions across the Internet at AOL and on-air commercial spots across various networks at the Cable segment, Turner and The WB Network. Multiple-element arrangements also include situations where the Company is both a vendor and a customer with the same counterparty.

In accounting for these multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different elements of the overall contract. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also could impact the amount of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by each of the segments, as previously discussed.

In determining the amount of revenue that each segment should recognize, the Company follows the guidance contained in “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements— Frequently Asked Questions and Answers,” (“SAB 101 FAQ”). The SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. When available, such determination is based on the pricing of similar cash arrangements that are not part of a multi-element arrangement (e.g., advertising spots are valued based on third-party pricing for similar time slots and placement).

Advertising Costs

TWE expenses advertising costs for theatrical and television product as incurred in accordance with AICPA SOP 00-2. In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” other advertising costs, including advertising associated with the launch of new cable channels and products, are expensed upon the first exhibition of the advertisement. Advertising expense was $1.5 billion in 2001, $1.3 billion on both a pro forma and historical basis in 2000 and $288 million in 1999.

Cash and Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative and Financial Instruments

Effective July 1, 1998, TWE adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on TWE’s consolidated financial statements (Note 13).

The carrying value of TWE’s financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 7) and certain differences relating to investments accounted for at cost and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Land and buildings	$923	$894	$842
Cable television equipment	8,769	6,694	9,326
Furniture, fixtures and other equipment	1,252	1,117	2,274

	10,944	8,705	12,442
Less accumulated depreciation	(2,371)	(1,237)	(4,949)

Total	$8,573	$7,468	$7,493

Intangible Assets

As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. As of January 1, 2001, in connection with the Merger, the intangible assets of Time Warner, including the significant value of internally generated intangible assets of TWE to the extent acquired, were recorded at fair value on AOL Time Warner’s and TWE’s consolidated balance sheets. However, increases in the fair value of TWE’s intangible assets to the extent they weren’t acquired in the Merger or increases in the fair value or creation of intangible assets related to TWE businesses subsequent to the consummation of the Merger, are not reflected on AOL Time Warner’s or TWE’s consolidated balance sheet.

As discussed previously, TWE amortizes goodwill and cable television franchises over a weighted-average useful life of twenty-five years using the straight-line method. Film and television libraries are amortized over a weighted-average useful life of seventeen years using the straight-line method. Brands and trademarks are amortized over a weighted-average useful life of thirty-four years using the straight-line method. Amortization of goodwill and intangible assets was $2.709 billion in 2001, $2.775 billion on a pro forma basis in 2000 ($565 million on a historical basis) and $504 million in 1999. Accumulated amortization of goodwill and intangible assets at December 31, 2001 was $3.900 billion, $953 million on a pro forma basis in 2000 ($4.507 billion on a historical basis in 2000).

TWE periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for intangible assets is measured as any deficiency in the amount of estimated fair value of the acquired intangible assets over its carrying value. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net partners’ capital of TWE.

As discussed previously, FAS 142, which is effective January 1, 2002, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed annually for impairment. Pursuant to FAS 142, impairment for intangible assets deemed to have an indefinite useful life exists if the carrying value of the intangible asset exceeds its fair value. This differs from TWE’s current policy, in accordance with current accounting standards, of using undiscounted cash flows of the intangible asset to determine its recoverability. Under FAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. This differs from TWE’s current policy, in accordance with current accounting standards, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Income Taxes

As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

AOL Time Warner has various stock option plans under which it may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 11).

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of TWE equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by AOL Time Warner, nor charged to TWE.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported on the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss), consists of net income (loss) and other gains and losses affecting partners’ capital that, under generally accepted accounting principles, are excluded from net income (loss). For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

The following summary sets forth the components of other comprehensive income (loss) accumulated in partners’ capital:

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Securities	Derivative Financial Instrument Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at December 31, 2000 on a pro forma basis	$—	$—	$—	$—
2001 activity	1	(7)	—	(6)

Balance at December 31, 2001	$1	$(7)	$—	$(6)

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2001 presentation.

2.	MERGER-RELATED COSTS

America Online-Time Warner Merger

In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, TWE accrued an initial restructuring liability of approximately $210 million during the first quarter of 2001. The Company accrued an

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional $91 million liability during the year as additional initiatives met the accounting criteria required for accrual. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across the various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

Of the total restructuring accrual, $107 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001. As of December 31, 2001, the remaining liability of $88 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

The restructuring accrual also includes approximately $194 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001. As of December 31, 2001, the remaining liability of $106 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

The restructuring liabilities recorded are based on TWE’s restructuring plans that have been committed to by management.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner and its ownership in TWE follows (in millions):

	Employee Termination	Other Exit Costs	Total
Initial accruals	$55	$155	$210
Incremental accruals	52	39	91
Cash paid	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194

3. CABLE-RELATED	TRANSACTIONS

TWE-A/N Partnership

The TWE-Advance/Newhouse Partnership (“TWE-A/N”) is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. In 2001 and on a pro forma basis in 2000, the financial position and operating results of TWE-A/N have been consolidated by TWE and the partnership interest owned by Advance/Newhouse has been reflected in TWE’s consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair value at specified intervals following the death of both of its principle shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership’s assets and liabilities. Neither TWE nor Advance/Newhouse can initiate such a restructuring until March 31, 2002. On or after that date, either TWE or Advance/Newhouse can state its

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intention to cause a restructuring. If the parties are unable to agree on a restructuring or other acceptable alternative within 60 days of the date of delivery of a restructuring notice, then TWE-A/N will be restructured by the withdrawal of Advance/Newhouse from TWE-A/N, with Advance/Newhouse receiving one-third of the assets and liabilities of TWE-A/N. Although neither party can deliver such a restructuring notice prior to March 31, 2002, the Company and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. The Company cannot predict at this time the ultimate outcome of these discussions.

As of December 31, 2001, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. Additionally, TWE-A/N had approximately $9 billion in total assets and approximately $1.6 billion of debt. For the year ended December 31, 2001, TWE-A/N contributed revenues, EBITDA and operating income of approximately $3.5 billion, $1.6 billion and $900 million, respectively, to the results of TWE. If Advance/Newhouse withdraws from the partnership and receives one-third of the partnership’s assets and liabilities, the impact on TWE’s Cable segment would be a corresponding reduction in assets, liabilities and results of operations. However, the ultimate impact would depend upon the specific assets and liabilities withdrawn from the partnership, including the mix of consolidated and unconsolidated cable television systems. The impact on TWE’s consolidated net income would be substantially mitigated, if not entirely offset, because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations.

Road Runner Restructuring

The high-speed online businesses of Time Warner Cable and AT&T were managed in a separate venture (“Road Runner”) in which the common equity interests were collectively owned 68.6% by TWI Cable Inc., TWE and TWE-A/N and 31.4% by AT&T. In addition, Microsoft Corp. and Compaq Computer Corp. each owned a preferred equity interest in Road Runner that was convertible into a 10% common equity interest (the “Preferred Equity Interests”). In December 2000, Time Warner announced that the ownership of Road Runner would be restructured. As a result of the restructuring, TWE recognized a one-time restructuring charge of $35 million in 2000 related to employee severance and payments to terminate contracts. This charge is included in other income (expense), net, in the accompanying consolidated statement of operations on a pro forma and historical basis for 2000. Subsequent to the restructuring, Road Runner was owned by TWI Cable Inc., TWE and TWE-A/N, with TWE owning approximately 68% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). As of December 31, 2001, TWE’s interest in Road Runner continued to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

As previously discussed, TWE and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N, which may result in the withdrawal of Advance/Newhouse from TWE-A/N. The Company is also having discussions with Advance/Newhouse regarding their interest in Road Runner, which is held through TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is that AOL Time Warner or TWE may acquire Advance/Newhouse’s interest in Road Runner, either as a part of any restructuring of TWE-A/N that may occur or in a separate transaction. The acquisition of Advance/Newhouse’s interest in Road Runner would result in the assets, liabilities and results of operations of Road Runner being consolidated and presented with the results of operations of TWE’s Cable segment. As of December 31, 2001, Road Runner had total assets of approximately $150 million, with no long-term debt. For the year ended December 31, 2001, Road Runner had revenues, an EBITDA loss and operating loss of approximately $220 million, $230 million and $280 million, respectively. Similar to other equity method investees, TWE currently recognizes its share of Road Runner losses in other income (expense), net, which was approximately $195 million in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain On Sale Or Exchange Of Cable Television Systems And Investments

Largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a number of transactions generally involving large exchanges of cable television systems. In these transactions, Time Warner Cable exchanged cable television systems serving approximately 889,000 subscribers for other cable television systems of comparable size owned by AT&T. In addition, in 1999, Time Warner Cable obtained sole control of certain partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of net cash proceeds, in exchange for its interests in other cable television systems formerly owned by such partnerships. The systems acquired by Time Warner Cable were accounted for using the purchase method of accounting for business combinations. As such, the net assets received were recorded at fair value based on the negotiated terms of the transactions. In connection with the sale or exchange of consolidated cable television systems, approximately $1.039 billion of net pretax gains were recognized in 1999 and are included in operating income in the accompanying consolidated statement of operations. In connection with the sale or exchange of unconsolidated cable television systems and investments, approximately $1.080 billion of net pretax gains were recognized in 1999 and are included in other income (expense), net, in the accompanying consolidated statement of operations.

Cable Television System Joint Ventures

Time Warner Cable has an approximate 50% weighted-average interest in a number of unconsolidated cable television systems that served an aggregate 1.5 million subscribers as of December 31, 2001. In addition, at the end of 2001, these cable television systems had combined debt of approximately $2.1 billion. Unconsolidated cable television joint ventures include TWE’s investment in Texas Cable Partners, L.P., which as of December 31, 2001 served approximately 1.1 million subscribers, and Kansas City Cable Partners, which as of December 31, 2001 served approximately 314,000 subscribers.

4. FILMED	ENTERTAINMENT-RELATED TRANSACTIONS

Six Flags

In 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation (“Six Flags”) to Premier Parks Inc. (“Premier,” now known as Six Flags, Inc.), a regional theme park operator, for approximately $475 million. TWE initially deferred a $400 million gain on the transaction principally as a result of uncertainties surrounding its realization. Those uncertainties related to litigation and TWE’s guarantees of Premier’s long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks (the “Co-Venture Guarantees”).

TWE management periodically had evaluated its reasonably possible risk of loss relating to the Six Flags litigation and Co-Venture Guarantees. Based on the improving financial performance of Premier and the Six Flags Over Texas and Six Flags Over Georgia theme parks, management believed that its aggregate financial exposure had declined steadily. Accordingly, TWE periodically recognized a portion of the deferred gain as its realization became more fully assured. TWE recognized pretax gains of $10 million in 2000 and $40 million in 1999. These amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

In December 1998, a jury returned an adverse verdict in the Six Flags litigation in the amount of $454 million in compensatory and punitive damages. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court affirmed the jury’s verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50 million in 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in TWE’s accompanying consolidated statement of operations on a pro forma and historical basis for the year ended December 31, 2000: $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other income (expense), net. See Note 15 for a discussion on the current status of the Six Flags litigation.

Gains on Sale of Interest in CanalSatellite

In 1999, Warner Bros. sold its 10% interest in CanalSatellite, a satellite television distribution service in France and Monaco, to Canal+, a large French media and entertainment company. In connection with the sale, Warner Bros. recognized a pretax gain of $97 million. In addition, during 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite. These gains have been included in other income (expense), net, in the accompanying consolidated statement of operations on both a pro forma and historical basis in 2000 and 1999.

1999 Gain on Termination of Video Distribution Agreement

In 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. (“MGM”) terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in operating income (loss) in the accompanying consolidated statement of operations for 1999.

1999 Warner Bros. Retail Stores Write-Down

In 1999, Warner Bros. recorded a noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. The charge represents the excess of the carrying value of the assets used in Warner Bros. retail stores over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures. The charge has been included in operating income (loss) in the accompanying consolidated statement of operations. In 2001, in connection with the Merger, Warner Bros. closed its retail store operations.

5.     INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

TWE’s investments, including available-for-sale securities consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Equity method investments	$2,084	$2,025	$350
Cost-method investments	13	6	6
Fair-value method investments, including derivative instruments	211	187	187

Total	$2,308	$2,218	$543

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2001, companies accounted for using the equity method and the voting ownership percentage held by TWE on a fully attributed basis (i.e., after considering the portion attributable to the majority partners of TWE-A/N) included: Comedy Partners, L.P. (50% owned), Road Runner (68% owned), certain cable system joint ventures and certain international cable and programming joint ventures (generally 37-50% owned) and Courtroom Television Network LLC (50% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Operating Results:
Revenues	$1,701	$1,589	$1,589	$1,704
Operating income (loss)	(58)	33	33	140
Net loss	(183)	(260)	(260)	(130)

Balance Sheet:
Current assets	356	352	352	385
Total assets	3,464	3,103	3,103	2,919
Current liabilities	599	1,067	1,067	303
Long-term debt	2,108	2,018	2,018	1,881
Total liabilities	2,904	3,170	3,170	2,224
Total shareholders’ equity (deficit) or partners’ capital	560	(67)	(67)	695

The above table represents the combined financial information of entities in which TWE has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the Company’s accompanying consolidated financial statements. Consistent with TWE’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, TWE has included approximately $2.084 billion in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, representing TWE’s investment in and amounts due to and from the equity investee. Similarly, the Company has recorded $296 million of expense in other income (expense), net, in the accompanying consolidated statement of operations, representing the Company’s share in the pretax income (loss) of the investees.

As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, TWE’s investments accounted for using the equity method of accounting were adjusted upward by approximately $1.6 billion, including over $1 billion relating to investments in certain cable television joint ventures. These adjustments, which approximate the difference between TWE’s carrying value in the investees and the Company’s underlying equity in the net assets of the investees, will be amortized on a straight-line basis over a weighted-average useful life of 17 years. However, as discussed in Note 1, FAS 142 provides, among other things, for the nonamortization of goodwill included in the carrying value of investments accounted for under the equity method of accounting, beginning in the first quarter of 2002.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORIES AND FILM COSTS

Inventories and film costs consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Programming costs, less amortization	$1,295	$1,029	$1,014
Film costs-Theatrical:
Released, less amortization	650	711	711
Completed and not released	285	113	113
In production	346	386	386
Development and pre-production	36	25	25
Film costs-Television:
Released, less amortization	123	133	133
Completed and not released	95	194	194
In production	59	76	76
Development and pre-production	2	5	5
Film costs-Library, less amortization	2,381	1,800	456
Merchandise	158	228	228

Total inventories and film costs	5,430	4,700	3,341
Less current portion of inventory	852	762	762

Total noncurrent inventories and film costs	$4,578	$3,938	$2,579

Excluding the library, approximately 91% of unamortized film costs for released films is expected to be amortized within three years. Approximately $882 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

7.     LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-Term Debt

Long-term debt consists of:

					Outstanding Borrowings at December 31,
	Weighted Average Interest Rate at December 31, 2001	Maturities	2001 Committed Capacity	2001 Unused Capacity	2001 Historical	2000 Pro Forma	2000 Historical
			(millions)
Bank credit agreement debt and commercial paper program(a)	2.29%	2002	$7,500	$4,610	$2,290	$3,313	$3,313
Fixed-rate public debt	7.48%	2002-2033	4,011	—	4,011	3,788	3,788
Due to AOL Time Warner	2.28%	2002	1,734	—	1,734	—	—
Other fixed-rate obligations(b)	—	—	16	—	16	10	10

Total			13,261	4,610	8,051	7,111	7,111
Debt due within one year(c)			(2)	—	(2)	(3)	(3)

Total long-term debt			$13,259	$4,610	$8,049	$7,108	$7,108

(a)
Portion of bank credit agreement and commercial paper program’s committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2001, $600 million of committed capacity was used by non-TWE segments.

(b)	Includes obligations under capital leases.

(c)	Debt due within one year relates to other fixed-rate obligations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Agreements and Commercial Paper Program

TWE and TWE-A/N, together with certain other AOL Time Warner consolidated subsidiaries (“other borrowers”), have a revolving credit facility (the “Bank Credit Agreement”) that permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. Such borrowings bear interest generally equal to LIBOR plus a margin of 30 basis points. At December 31, 2001, TWE had drawn down approximately $2.004 billion under the Bank Credit Agreement and issued approximately $286 million in commercial paper and other borrowers had drawn down $600 million, leaving approximately $4.610 billion in available unused capacity under the Bank Credit Agreement.

Fixed-Rate Public Borrowings

From 1992 through 1993, TWE had various public debt offerings. The maturities of these outstanding offerings ranged from 10 to 40 years and the interest rates range from 7.25% to 10.15%. At December 31, 2001, the total debt outstanding from these offerings was approximately $4.011 billion.

Debt Guarantees

Each AOL Time Warner General Partner has guaranteed a pro rata portion of approximately $4.6 billion of TWE’s debt and accrued interest at December 31, 2001, based on the relative fair value of the net assets each AOL Time Warner General Partner (or its predecessor) contributed to TWE (the “AOL Time Warner General Partner Guarantees”). Such indebtedness is recourse to each AOL Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the majority consent of the holders of the notes and debentures to terminate the AOL Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the AOL Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition approximately $1.579 billion of TWE-A/N’s debt and accrued interest at December 31, 2001 has been guaranteed by TWI Cable and certain of its subsidiaries.

Interest Expense and Maturities

Interest expense amounted to $575 million in 2001, $656 million in 2000 on a pro forma and historical basis and $561 million in 1999. The weighted average interest rate on TWE’s total debt was 3.74% and 7.9% at December 31, 2001 and 2000 (on a pro forma and historical basis), respectively.

Annual repayments of long-term debt for the five years subsequent to December 31, 2001 consist only of $4.630 billion due in 2002, $1 million due in 2003 and $1 million due in 2004. This includes all borrowings under the Bank Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability to continue to refinance its borrowings on a long-term basis through arrangements with AOL Time Warner.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2001 and 2000, the fair value of TWE’s fixed-rate debt exceeded its carrying value by approximately $241 million in 2001 and $340 million in 2000. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financing Arrangements

From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. TWE employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. TWE is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provides direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 10 years. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facilities

TWE participates in two of AOL Time Warner’s accounts receivable securitization facilities which provide for the accelerated receipt of approximately $800 million of cash on available accounts receivables. As of December 31, 2001, AOL Time Warner and TWE had unused capacity under these facilities of approximately $191 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with each of these securitization facilities, TWE sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because the Company relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

As proceeds for the accounts receivable sold to the SPE, TWE receives cash, for which there is no obligation to repay, and an interest-bearing note receivable, which is included in receivables on the accompanying consolidated balance sheet. In addition, TWE services the Pooled Receivables on behalf of the SPE. Income received by AOL Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The notes receivable, which have been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason, and because the accounts receivables underlying the retained ownership interest that are sold to the SPE are generally short term in nature, the fair value of the notes receivable approximated their carrying value at December 31, 2001 and on both a pro forma and historical basis at December 31, 2000. The notes receivable related to the sale of Pooled Receivables to an SPE reflected on TWE’s consolidated balance sheet were $416 million at December 31, 2001 and $60 million on both a pro forma and historical basis at December 31, 2000. Additional net proceeds received from TWE’s accounts receivable by utilizing its accounts receivable securitization programs were $116 million in 2001, $174 million on both a pro forma and historical basis in 2000 and no proceeds in 1999.

Backlog Securitization Facility

TWE also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until a later date (“Backlog Contracts”). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts (“Pooled Backlog Contracts”) to a SPE, which in turn sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party commercial paper conduit sponsored by a financial institution. As of December 31, 2001, TWE had unused capacity under this facility of approximately $58 million, representing the amount of cash that could be generated through the sale of additional Backlog Contracts.

Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of related deferred revenue reflected on TWE’s accompanying consolidated balance sheet was $442 million at December 31, 2001 and $484 million on a pro forma basis at December 31, 2000. This amount represents only the amount of backlog contracts sold under this facility and does not represent the amount of total filmed entertainment backlog contracts outstanding, which was approximately $3.8 billion at December 31, 2001 and approximately $3.5 billion on both a pro forma and historical basis at December 31, 2000.

Rating Triggers and Financial Covenants

Each of the Company’s borrowing facilities discussed above, including financing arrangements with SPEs, contain customary covenants. A breach of such covenants in the bank credit agreement that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the facility and/or require immediate payment of outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

As of December 31, 2001 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company expects to take a one-time, noncash charge of approximately $22 billion upon adoption of FAS 142. This charge will not result in a violation of any of the Company’s covenants.

8.    INCOME TAXES

Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Domestic	$(985)	$(1,506)	$757	$2,717
Foreign	80	153	153	192

Total	$(905)	$(1,353)	$910	$2,909

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Federal:
Current	$3	$13	$13	$17
Deferred	3	(6)	(6)	—
Foreign:
Current(a)	106	139	139	109
Deferred	11	(11)	(11)	16
State and local:
Current	4	13	13	7
Deferred	—	9	9	1

Total income taxes	$127	$157	$157	$150

(a)	Includes foreign withholding taxes of $69 million in 2001, $78 million in 2000 and $75 million in 1999.

The financial statement basis of TWE’s assets exceeds the corresponding tax basis by $68 billion at December 31, 2001, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

9.    PREFERRED STOCK OF SUBSIDIARY

In 1997, a newly formed, substantially owned subsidiary of TWE (the “REIT”) issued 250,000 shares of preferred stock (“REIT Preferred Stock”). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE’s Bank Credit Agreement.

10.    PARTNERS’ CAPITAL

Partnership Capital and Allocation of Income

Each partner’s interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership (“Undistributed Contributed Capital”), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as “Cumulative Priority Capital.” Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned 100% by the AOL Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2001 and priority capital rates of return thereon is as set forth below:

Priority of Undistributed Contributed Capital	Undistributed Contributed Capital(a)		Cumulative Priority Capital		Priority Capital Rates of Return(b)	AOL Time Warner General Partners	Limited Partners

							AOL Time Warner	MediaOne
	(billions)						(ownership%)
Series A Capital	$5.6		$18.8		13.00%	63.27%	11.22%	25.51%
Series B Capital	2.9	(c)	10.0		13.25%	100.00%	—	—
Residual Capital	3.3	(c)	3.3	(d)	— (d)	63.27%	11.22%	25.51%

(a)	Excludes partnership income or loss allocated thereto.

(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.

(c)
The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

(d)
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

The Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners’ capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation (“special tax allocations”). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 13.00% to 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

Under the TWE partnership agreement, the Series B Capital owned by subsidiaries of AOL Time Warner could have been increased if certain operating performance targets were achieved over a ten-year period ending on December 31, 2001. However, such targets were not achieved. In addition, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. The Company cannot at this time predict the outcome or effect, if any, of the foregoing.

Capital Distributions

Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

In July 1999, TWE borrowed $627 million under its bank credit agreement and paid a distribution to the AOL Time Warner General Partners to redeem the remaining portion of their senior priority capital interests representing the return of $454 million and a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

TWE reimburses AOL Time Warner for the amount by which the market price on the exercise date of AOL Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $13.88, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 (“Stock Option Distributions”). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of AOL Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 2001 and 2000, TWE had recorded a liability for Stock Option Distributions of $446 million and $681 million, respectively, based on the unexercised options and the market prices at such dates of $32.10 and $34.83, respectively, per AOL Time Warner common share. This liability reflects the reversal of $373 million of previously accrued Stock Option Distributions in 2000 when the market price of AOL Time Warner common stock decreased. TWE paid Stock Option Distributions to AOL Time Warner in the amount of $264 million in 2001, $238 million in 2000 and $226 million in 1999.

Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE (“Tax Distributions”), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the AOL Time Warner General Partners in the amount of $53 million in 2001, $765 million in 2000 and $347 million in 1999.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement. Such cash distributions will generally be made on a priority and pro rata basis with respect to each partner’s interest in the Series A Capital, Series B Capital and Residual Capital. However, cash distributions to the AOL Time Warner General Partners with respect to their Series A Capital and Residual Capital interests will be deferred until the limited partners receive aggregate distributions (excluding Tax Distributions) of approximately $800 million. Similarly, cash distributions with respect to the AOL Time Warner General Partners’ Series B Capital interest will be deferred until the limited partners receive aggregate distributions of $1.6 billion. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners’ partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

11.     STOCK-BASED COMPENSATION PLANS

Effect of America Online-Time Warner Merger on Stock-Based Compensation Plans

In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options and restricted stock outstanding at that time became fully vested, pursuant to the terms of Time Warner’s stock option and restricted stock plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger.

Stock Option Plans

AOL Time Warner has various stock option plans under which AOL Time Warner may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by AOL Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a four-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, TWE’s allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Net income:
As reported	$(1,032)	$(2,034)	$229	$2,759

Pro forma	$(1,101)	$(2,180)	$83	$2,710

For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2000 reflect the impact of the announced Merger) used for grants to TWE employees in 2001, 2000 and 1999: dividend yields of 0%, 0% and 0.3%, respectively; expected volatility of 59.3%, 46.3% and 23.6%, respectively; risk-free interest rates of 4.8%, 6.4% and 5.4%, respectively; and expected lives of 5 years in all periods.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of an option granted to TWE employees during the year was $25.38 in 2001, $28.05 in 2000 and $13.74 in 1999.

A summary of stock option activity with respect to employees of TWE is as follows:

	Thousands of Shares	Weighted-Average Exercise Price
Balance at December 31, 1998	71,612	$14.23
Granted	5,713	44.11
Exercised	(9,881)	11.69
Cancelled(a)	(235)	24.74

Balance at December 31, 1999	67,209	17.11
Granted	7,251	57.23
Exercised	(6,522)	13.53
Cancelled(a)	1,502	16.99

Balance at December 31, 2000	69,440	21.63
Granted(b)	37,200	46.13
Exercised	(10,800)	13.06
Cancelled(a)	(394)	40.19

Balance at December 31, 2001	95,446	$31.98

(a)	Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other AOL Time Warner segments.
(b)
In 2001, a special Founder’s Grant was issued to most individuals who were employees of TWE during the year the Merger was consummated, only a portion of which is expected to be recurring in the future.

	December 31,
	2001	2000	1999
	(thousands)
Exercisable	54,442	62,415	52,032

The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
	(thousands)			(thousands)
Under $10	2,360	0.79	$8.71	2,360	$8.71
$10.01 to $15.00	31,070	3.21	$13.26	31,071	$13.26
$15.01 to $20.00	4,417	4.34	$16.17	4,417	$16.17
$20.01 to $30.00	6,532	5.99	$23.05	6,532	$23.05
$30.01 to $45.00	11,485	8.11	$38.88	4,774	$38.33
$45.01 to $50.00	31,138	8.81	$47.57	3,049	$46.20
$50.01 to $60.00	8,223	8.26	$56.18	2,153	$57.43
$60.01 to $90.00	221	8.03	$64.00	86	$64.00

Total	95,446	6.25 years	$31.98	54,442	$20.39

TWE reimburses AOL Time Warner for the use of AOL Time Warner stock options on the basis described in Note 10.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     BENEFIT PLANS

TWE and its subsidiaries have defined benefit pension plans covering most domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock represents approximately 10% of plan assets at December 31, 2001 and 2000. After consummation of the Merger, participation in TWE’s defined benefit pension plans was limited to employees who previously participated in these plans. A summary of activity for TWE’s defined benefit pension plans is as follows:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Components of Pension Expense
Service cost	$36	$39	$51
Interest cost	45	41	41
Expected return on plan assets	(46)	(48)	(44)
Net amortization and deferral	—	(12)	(3)

Total pension expense	$35	$20	$45

	December 31,
	2001	2000
	(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$538	$481
Service cost	36	39
Interest cost	45	41
Actuarial (gain) loss(a)	45	(9)
Benefits paid	(19)	(14)
Amendments to plan provisions	(9)	—

Projected benefit obligation at end of year	636	538

Change in Plan Assets
Fair value of plan assets at beginning of year	506	523
Actual return on plan assets	(41)	(17)
Employer contribution	137	13
Benefits paid	(15)	(13)

Fair value of plan assets at end of year	587	506

Underfunded projected benefit obligation	(49)	(32)
Additional minimum liability(b)	(5)	(5)
Unrecognized actuarial gain(a)	130	(114)
Unrecognized prior service cost	3	1

Prepaid (accrued) pension expense	$79	$(150)

(a)	Reflects certain changes in actuarial assumptions made during 2001 and 2000, including a reduction to the assumed rate of compensation increase in 2000.
(b)	The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2001	2000	1999
Weighted-Average Pension Assumptions
Discount rate	7.50%	7.75%	7.75%
Expected return on plan assets	9%	9%	9%
Rate of compensation increase	4.5%	5%	6%

Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $34 million and $41 million as of December 31, 2001, respectively; and $51 million and $44 million as of December 31, 2000, respectively.

Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $36 million in 2001, $36 million in 2000 and $34 million in 1999. Employees of TWE’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

TWE employees also generally participate in certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $35 million in 2001, $38 million in 2000 and $30 million in 1999. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

13.    DERIVATIVE FINANCIAL INSTRUMENTS

TWE participates in AOL Time Warner’s hedging program and uses derivative financial instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted products abroad and to manage equity price risk in the Company’s investment holdings. The following is a summary of TWE’s foreign currency risk management strategy and the effect of this strategy on TWE’s consolidated financial statements.

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by TWE to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, TWE hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period; however there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, TWE uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE’s foreign currency exposure. At December 31, 2001, TWE had effectively hedged approximately 75% of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the hedging period.

TWE records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in partners’ capital (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be perfectly effective in offsetting the change in the value of the license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of other income (expense), net, in TWE’s consolidated statement of operations.

At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. Of AOL Time Warner’s $239 million net sale contract position, $320 million of the foreign exchange sale contracts and $130 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure. AOL Time Warner had a net sale contract position of $66 million of foreign currencies on a pro forma and historical basis at December 31, 2000. TWE had deferred approximately $8 million of net gains on foreign exchange contracts on a pro forma and historical basis at December 31, 2001, which is expected to be substantially recognized in income over the next twelve months. For the years ended December 31, 2001, 2000 (on both a pro forma and historical basis) and 1999, TWE recognized $9 million, $12 million and $15 million in gains, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. AOL Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

14.    SEGMENT INFORMATION

TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Revenues
Cable	$5,987	$5,159	$5,159	$4,496
Filmed Entertainment	6,889	6,609	6,609	6,629
Networks	3,024	2,723	2,723	2,553
Intersegment elimination(b)	(598)	(509)	(509)	(514)

Total Revenues	$15,302	$13,982	$13,982	$13,164

(a)
Pro forma revenues for 2000 include certain reclassifications of each segment’s historical operating results to conform to AOL Time Warner’s financial statement presentation. On a pro forma basis, the Merger had no impact on TWE’s historical consolidated revenues for 2000.

(b)	The intersegment revenue eliminations in all periods presented is represented approximately 50% by the Filmed Entertainment segment and approximately 50% by the Networks segment.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
EBITDA(b)
Cable(c)	$2,762	$2,439	$2,444	$3,115
Filmed Entertainment(d)	691	580	585	786
Networks	703	510	512	444
Corporate	(78)	(75)	(75)	(74)

Total EBITDA	$4,078	$3,454	$3,466	$4,271

(a)
2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

(b)
EBITDA represents business segment operating income before noncash depreciation of tangible assets and amortization of intangible assets. After deducting amortization of intangible assets, TWE’s operating income (loss) was $281 million in 2001, $(195) million on a pro forma basis in 2000, ($1.978 billion on a historical basis) and $2.900 billion in 1999.

(c)	Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $1.039 billion in 1999.

(d)
Includes a pretax gain of approximately $215 million recognized in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement and a noncash charge of approximately $106 million recognized in 1999 relating to Warner Bros.’ retail stores.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Depreciation of Property, Plant and Equipment
Cable	$965	$741	$799	$679
Filmed Entertainment.	83	94	85	151
Networks	33	33	33	30
Corporate	7	6	6	7

Total Depreciation	$1,088	$874	$923	$867

(a)
2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Amortization of Intangible Assets(b)
Cable	$1,941	$1,962	$438	$378
Filmed Entertainment	389	407	122	122
Networks	379	406	5	4

Total Amortization	$2,709	$2,775	$565	$504

(a)
2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE’s historical operating results to conform to AOL Time Warner’s financial statement presentation.

(b)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TWE’s assets have significantly increased since December 31, 2000 due to the consummation of the Merger and the allocation of the $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner’s business segments, including the business segments of TWE. As such, TWE’s assets by business segment are as follows:

	December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Assets
Cable	$56,694	$56,097	$14,365	$13,820
Filmed Entertainment.	16,375	16,268	8,447	8,897
Networks	11,212	11,654	1,864	1,568
Corporate(b)	777	400	225	558

Total Assets	$85,058	$84,419	$24,901	$24,843

(a)
2001 assets reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma assets as of December 31, 2000 are provided as if the Merger had occurred at the beginning of 2000. TWE’s historical assets as of December 31, 2000 were $25.458 billion.

(b)	Consists principally of cash, cash equivalents and other investments.

Information as to TWE’s capital expenditures is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma(a)	2000 Historical(a)	1999 Historical
	(millions)
Capital Expenditures
Cable	$1,875	$1,793	$1,793	$1,319
Filmed Entertainment	93	96	96	130
Networks	17	21	21	20
Corporate	27	16	16	6

Total Capital Expenditures	$2,012	$1,926	$1,926	$1,475

(a)
Pro forma capital expenditures for 2000 include certain reclassifications of each segment’s historical operating results to conform to AOL Time Warner’s financial statement presentation. On a pro forma basis, the Merger had no impact on TWE’s historical consolidated capital expenditures for 2000.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because a substantial portion of TWE’s international revenues is derived from the sale of U.S. copyshy;righted products abroad, assets located outside the United States are not material. Information as to operations in different geographical areas is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Revenues(a)
United States	$12,836	$11,594	$11,594	$10,758
United Kingdom	583	504	504	461
Germany	184	225	225	275
Japan	306	265	265	268
France	201	165	165	202
Canada	230	203	203	157
Other international	962	1,026	1,026	1,043

Total Revenues	$15,302	$13,982	$13,982	$13,164

(a)	Revenues are attributed to countries based on location of customer.

15.    COMMITMENTS AND CONTINGENCIES

Commitments

TWE’s total rent expense amounted to $225 million in 2001, $240 million in 2000 on both a pro forma and historical basis and $233 million in 1999. The minimum rental commitments under noncancellable long-term operating leases are: 2002-$144 million; 2003-$133 million; 2004-$126 million; 2005-$120 million; 2006-$113 million; and after 2006-$877 million. Additionally, TWE recognized sublease income of approximately $12 million in 2001 and as of December 31, 2001, the Company had future sublease income commitments of approximately $144 million.

TWE’s minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $8.7 billion at December 31, 2001, which are payable principally over a five-year period.

Contingencies

In Six Flags Over Georgia LLC et al. V. Time Warner Entertainment Company et al. following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The matter remains pending in the Georgia Court of Appeals and a decision is expected later in 2002.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including the matter described above), and developments or assertions by or against TWE relating to intellectual property licenses, could have a material adverse effect on TWE’s business, financial condition and operating results.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    RELATED PARTY TRANSACTIONS

In the normal course of conducting their businesses, TWE and its subsidiaries and affiliates have had various transactions with AOL Time Warner and its subsidiaries, generally on terms resulting from a negotiation between the affected units that in management’s view results in reasonable allocations. Employees of TWE participate in various AOL Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, AOL Time Warner provides TWE with certain corporate services, including accounting, tax, legal and administration, for which TWE paid a fee in the amount of $77 million in 2001, $74 million on both a pro forma and historical basis in 2000 and $73 million in 1999.

TWE has management services agreements with AOL Time Warner’s cable business, pursuant to which TWE manages, or provides services to, the cable television systems owned by AOL Time Warner. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE’s cable networks. Similarly, TWE’s cable television systems pay fees to AOL Time Warner for the right to carry cable television programming provided by AOL Time Warner’s cable networks.

TWE’s Cable segment has sold or exchanged various cable television systems to AT&T in an effort to strengthen its geographic clustering of cable television properties. See Note 3 for further information.

TWE’s Filmed Entertainment segment has various service agreements with AOL Time Warner’s Filmed Entertainment segment, pursuant to which TWE’s Filmed Entertainment segment provides certain management and distribution services for AOL Time Warner’s theatrical, television and animated product, as well as certain services for administrative and technical support.

AOL Time Warner’s Networks segment has license agreements with TWE, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, AOL Time Warner’s Music segment provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by AOL Time Warner’s Publishing segment.

In addition to transactions with its partners, TWE has had transactions with the Columbia House Company Partnerships, Comedy Partners, L.P., Time Warner Telecom, Road Runner, Courtroom Television Network LLC and other equity investees of AOL Time Warner and TWE, generally with respect to sales of products and services in the ordinary course of business. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE’s businesses in Japan.

17.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash flows is as follows:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Cash payments made for interest	$554	$539	$539	$498
Cash payments made for income taxes, net	170	107	107	132
Noncash capital contributions (distributions), net	29	(373)	(373)	388

Noncash investing activities in 2001, 2000 and 1999 included the exchange of certain cable television systems.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Expense), Net

Other income (expense), net, consists of:

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Gains (losses) on sale of assets and investments, net(a)	$10	$61	$(1)	$1,256
Losses on equity investees	(296)	(323)	(134)	(196)
Losses on accounts receivable securitization programs	(25)	(40)	(59)	(27)
Other corporate finance-related activity	2	(5)	(5)	(31)
Miscellaneous	(9)	(11)	(29)	(27)

Total other income (expense), net	$(318)	$(318)	$(228)	$975

(a)
1999 includes approximately $1.080 billion related to the sale or exchange of certain unconsolidated cable television systems and investments and an approximate $97 million gain related to the sale of an interest in CanalSatellite.

Other Current Liabilities

Other current liabilities consist of:

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Accrued expenses	$1,991	$2,150	$2,150
Accrued compensation	275	352	352
Deferred revenues	350	297	297

Total	$2,616	$2,799	$2,799

REPORT OF INDEPENDENT AUDITORS

The Partners of
Time Warner Entertainment Company, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. (“TWE”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partnership capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of TWE’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2000 TWE changed its film accounting method.

ERNST & YOUNG LLP

New York, New York
January 28, 2002

TIME WARNER ENTERTAINMENT COMPANY, L.P.
SELECTED FINANCIAL INFORMATION

The selected financial information for each of the five years in the period ended December 31, 2001 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical information prior to 2001 represent the financial results of TWE prior to the America Online—Time Warner merger. In order to enhance comparability, unaudited pro forma financial information for 2000 is being supplementally provided as if the merger of America Online and Time Warner had occurred at the beginning of 2000. In addition, certain reclassifications have been made to conform to the 2001 presentation.

The selected historical financial information for 1998 reflects (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of Road Runner, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998.

	Years Ended December 31,
Selected Operating Statement Information	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical	1998 Historical	1997 Historical
	(millions)
Revenues	$15,302	$13,982	$13,982	$13,164	$12,246	$11,318
Depreciation and amortization	(3,797)	(3,649)	(1,488)	(1,371)	(1,436)	(1,370)
Operating income (loss)(a)(b)	281	(195)	1,978	2,900	1,614	1,383
Interest expense, net(c)	(548)	(632)	(632)	(539)	(542)	(470)
Other income (expense), net(d)	(318)	(318)	(228)	975	(298)	205
Income (loss) before cumulative effect of accounting change and extraordinary item	(1,032)	(1,510)	753	2,759	326	637
Net income (loss)(e)	(1,032)	(2,034)	229	2,759	326	614

	Years Ended December 31,
Selected Balance Sheet Information	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical	1998 Historical	1997 Historical
Cash and equivalents	$250	$306	$306	$517	$87	$322
Total assets	85,058	84,419	24,901	24,843	22,230	20,731
Debt due within one year	2	3	3	6	6	8
Long-term debt	8,049	7,108	7,108	6,655	6,578	5,990
Preferred stock of subsidiary	—	—	—	—	217	233
Time Warner General Partners’ Senior Capital	—	—	—	—	603	1,118
Partners’ capital	65,405	66,444	6,926	7,149	5,107	6,333

(a)	Includes net pretax gains of approximately $1.039 billion in 1999 relating to the sale or exchange of certain consolidated cable television systems.

(b)
Includes a pretax gain of approximately $215 million recognized in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement and a noncash charge of $106 million recognized in 1999 relating to Warner Bros.’ retail stores.

(c)	Includes additional interest expense of approximately $26 million in 2000 related to the Six Flags litigation.

(d)
Includes pretax gains of $10 million recognized in 2000, $40 million recognized in 1999 and $30 million recognized in 1998 relating to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, net pretax gains of approximately $65 million recognized in 2000 and $97 million recognized in 1999, principally related to the sale of an interest in CanalSatellite, a pretax charge of $24 million recognized in 2000 in connection with the Six Flags litigation, net pretax gains of approximately $1.080 billion in 1999 relating to the sale or exchange of certain unconsolidated cable television systems and investments and a pretax charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar.

(e)	Net income includes a cumulative effect of accounting change of $524 million in 2000 and an extraordinary loss on the retirement of debt of $23 million in 1997.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarter	Revenues	Operating Income	Net Income (Loss)
		(millions)
2001 (Historical)
1st	$3,542	$(22)	$(350)
2nd	3,628	33	(232)
3rd	3,803	93	(241)
4th	4,329	177	(209)
Year	15,302	281	(1,032)

2000 (Pro Forma)(a)
1st(b)(c)	$3,311	$(91)	$(866)
2nd	3,313	(58)	(421)
3rd	3,494	(25)	(315)
4th	3,864	(21)	(432)
Year	13,982	(195)	(2,034)

2000 (Historical)(a)
1st(b)(c)	$3,311	$453	$(300)
2nd	3,313	485	145
3rd	3,494	516	248
4th	3,864	524	136
Year	13,982	1,978	229

(a)
The quarterly financial information prior to 2001 represents the financial results of TWE prior to the America Online—Time Warner merger. In order to enhance comparability, quarterly pro forma financial information for 2000 is being supplementally provided as if the merger of America Online and Time Warner had occurred at the beginning of 2000.

(b)
First quarter revenues, operating income and net loss on a pro forma and historical basis in 2000 reflect the provisions of SOP 00-2, which was adopted in the second quarter of 2000, retroactive to the beginning of 2000.

(c)
2000 pro forma and historical operating income has been affected by a noncash charge of $524 million recognized in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance At End of Period
	(millions)
2001:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$359	$262	$(121	)(a)	$500
Reserves for sales returns and allowances	318	606	(514	)(b)	410

Total	$677	$868	$(635)		$910

2000: (Historical and Pro Forma)
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$290	$158	$(89	)(a)	$359
Reserves for sales returns and allowances	378	448	(508	)(b)	318

Total	$668	$606	$(597)		$677

1999:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$271	$114	$(95	)(a)	$290
Reserves for sales returns and allowances	235	456	(313	)(b)	378

Total	$506	$570	$(408)		$668

(a)	Represents uncollectible receivables charged against the reserve.

(b)	Represents returns or allowances applied against the reserve.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Warner Communications Inc.’s (“WCI”) and American Television and Communications Corporation’s (“ATC”), (collectively, the “General Partners”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of the General Partners’ businesses.

•
Results of operations.    This section provides an analysis of WCI’s results of operations for all three years presented in the accompanying consolidated statement of operations. WCI is the only General Partner with independent business operations; therefore, the results of ATC are not discussed. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•
Financial condition and liquidity.    This section provides an analysis of WCI’s cash flows, as well as a discussion of WCI’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2001. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund WCI’s future commitments, as well as a discussion of other financing arrangements.

•
Market risk management.    This section discusses how the General Partners manage exposure to potential loss arising from adverse changes in foreign currency exchange rates and changes in the market value of investments.

•
Critical accounting policies.    This section discusses those accounting policies that are considered important to the General Partners’ financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the General Partners’ significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•
Caution concerning forward-looking statements.    This section discusses how certain forward-looking statements made by the General Partners throughout MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Networks and Cable businesses to Time Warner Entertainment Company, L.P. (“TWE”), a Delaware limited partnership, for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees”), (See Note 7). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two, leaving WCI and ATC as the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

WCI conducts substantially all of AOL Time Warner’s music operations, which include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom Inc. (“Time Warner Telecom”), and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Investment in Time Warner Entertainment Company, L.P.

The General Partners in the aggregate hold 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies holds, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would increase would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding this registration rights process. TWE cannot at this time predict the outcome or effect, if any, of these discussions.

On January 11, 2001, America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) merged to form AOL Time Warner, the world’s first Internet-powered media and communications company (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each become an indirect, wholly owned, subsidiary of AOL Time Warner. The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners and the net assets of TWE to the

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

As part of the integration of WCI’s businesses into AOL Time Warner’s operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and WCI’s restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

Use of EBITDA

WCI, the only General Partner with independent business operations, evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

As a result of the Merger, the accompanying historical operating results and financial condition reflect the allocation of the estimated $147 billion cost to acquire Time Warner to its underlying net assets, including the net assets of WCI and ATC. In addition, the historical operating results and financial condition reflect reclassifications to conform to AOL Time Warner’s 2001 financial statement presentation.

Other Significant Transactions and Nonrecurring Items — General Partners

As more fully described herein, the comparability of WCI’s and ATC’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

For the year ended December 31, 2001, these items included (i) merger-related costs of approximately $37 million at WCI (Note 2) and (ii) noncash pretax charges of approximately $676 million at WCI and $372 million at ATC to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including noncash pretax charges of approximately $542 million at WCI and $372 million at ATC to reduce the carrying value of their respective investments in Time Warner Telecom, an equity investee (Note 5).

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

For the year ended December 31, 2000, these items included (i) merger-related costs of approximately $18 million (Note 2), (ii) a noncash pretax charge of approximately $115 million to reduce the carrying value of WCI’s investment in the Columbia House Partnerships (“Columbia House”) (Note 5) and (iii) a noncash pretax charge of $337 million for WCI and $227 million for ATC related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard (Note 1).

Other Significant Transactions and Nonrecurring Items — TWE

A significant portion of the General Partners’ operating results is derived from their investment in TWE. During each period, the comparability of TWE’s operating results, and each General Partners investment therein, has been affected by certain significant transactions and nonrecurring items in each period.

For the year ended December 31, 2000, the items included (i) a $50 million pretax charge related to the Six Flags Entertainment Corporation (“Six Flags”) litigation, (ii) a net pretax gain of $65 million, principally relating to additional proceeds received in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco and (iii) a pretax charge of approximately $35 million relating to the restructuring of the Road Runner joint venture, formed with AT&T to operate Time Warner Cable’s and AT&T’s high-speed online businesses.

For the year ended December 31, 1999, the items included (i) net pretax gains of approximately $2.119 billion relating to the sale or exchange of various cable television systems and investments, (ii) pretax gains of approximately $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite and (v) a noncash pretax charge of approximately $106 million relating to Warner Bros.’ retail stores.

In order to fully assess underlying operating results and trends, management believes that in addition to the actual operating results, the operating results adjusted to exclude the impact of significant unusual and nonrecurring items should be evaluated. Accordingly, in addition to discussing actual operating results, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these significant unusual and nonrecurring items. It should be noted, however, that significant unusual items may occur in any period; therefore, investors and other users of this financial information individually should evaluate the types of events and transactions for which adjustments have been made.

Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations.

2001 vs. 2000

WCI had revenues of $3.929 billion and a net loss of $2.259 billion in 2001, compared to revenues of $4.148 billion, income of $246 million before a cumulative effect of an accounting change and net income of $44 million in 2000. EBITDA decreased to $382 million from $512 million. There was an operating loss of $551 million in 2001 compared to operating income of $188 million in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international music operations and lower industry-wide recorded music sales. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, higher provisions for bad debts, reflecting

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the difficult industry-wide retail environment and higher merger-related costs. This was offset in part by higher income from DVD manufacturing operations and lower artist royalty costs driven by the lower revenues. Despite the industry-wide sales decline, WCI’s music operations increased its domestic market share to 16.8%, coming in second place for the year in total industry sales. The decline in operating income was principally related the amortization of goodwill and other intangible assets recorded in connection with the Merger.

WCI’s equity in the pretax income (loss) of TWE was $(969) million in 2001, compared to $539 million in 2000. TWE’s pretax income decreased in 2001 as compared to 2000 principally due to the impact of the Merger and the application of the purchase method of accounting, which resulted in increased amortization of goodwill and other intangible assets recorded in connection with the Merger, including the amortization of goodwill included in the carrying value of investments accounted for under the equity method of accounting, which is recorded in TWE’s other expense, net.

Interest expense, net, was $25 million in 2001 compared to $3 million in 2000. The increase was principally the result of the recognition of the accretion of interest associated with a long-term liability for artist contracts, which was established as a result of the Merger and the application of the purchase method of accounting.

There was other expense, net, of $1.088 billion in 2001, compared to $188 million in 2000. Excluding the impact of the significant transactions and nonrecurring items previously discussed, other expense, net was $412 million in 2001 compared to $73 million in 2000. The increase was principally due to higher losses from certain investments accounted for under the equity method of accounting. Such losses primarily relate to the amortization of goodwill and intangible assets associated with these investments, which were adjusted upward in connection with the Merger.

The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income of TWE. Excluding the tax impact of the significant and nonrecurring items referred to earlier, the effective tax rate was comparable in both periods.

2000 vs. 1999

WCI had revenues of $4.148 billion, income before a cumulative effect of an accounting change of $246 million and net income of $44 million in 2000, compared to revenues of $3.933 billion and net income of $1.207 billion in 1999. EBITDA increased to $512 million from $497 million. Operating income increased to $188 million in 2000 from $169 million in 1999. Revenues increased primarily due to higher international recorded music sales and higher revenues from DVD manufacturing operations, offset in part by lower domestic recorded music sales. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from Madonna, the Red Hot Chili Peppers, The Corrs, Eric Clapton with B.B. King, and matchbox twenty. EBITDA and operating income increased due to the revenue gains, offset in part by higher marketing and artist royalty costs.

WCI’s equity in the pretax income of TWE was $539 million in 2000, compared to $1.724 billion in 1999. TWE’s pretax income decreased in 2000 as compared to 1999 because of the effect of certain significant nonrecurring items recognized in each period, as previously discussed. These nonrecurring items consisted of approximately $20 million of net pretax losses in 2000, compared to approximately $2.365 billion of net pretax income in 1999. Excluding the significant effect of these nonrecurring items, TWE’s pretax income increased principally from an overall increase in its operating income, offset in part by higher losses from certain investments accounted for under the equity method of accounting and higher interest expense principally due to higher market interest rates on variable-rate debt.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Interest income (expense), net, was $(3) million in 2000 and $73 million in 1999. The decrease was primarily due to the absence in 2000 of certain related-party notes receivable, including a note receivable to TW Companies, which was settled during 2000.

There was other expense, net, of $188 million in 2000, compared to other income, net, of $80 million in 1999, principally because of an approximate $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI’s investment in Columbia House, higher losses from certain investments accounted for using the equity method of accounting and the absence in 2000 of an approximate $53 million pretax gain in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom.

The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE. Excluding the tax impact of the significant and nonrecurring items referred to earlier, the effective tax rate was comparable in both periods.

FINANCIAL CONDITION AND LIQUIDITY
December 31, 2001

Current Financial Condition

WCI had $57.4 billion of equity at December 31, 2001, compared to $8.8 billion of equity at December 31, 2000. The increase in equity is primarily a result of the Merger and the application of the purchase method of accounting at WCI. Cash and equivalents increased to $40 million at December 31, 2001, compared to $36 million at December 31, 2000. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period. As discussed in more detail below, management believes that WCI’s operating cash flow, cash and equivalents, and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

ATC had $28.3 billion of equity at December 31, 2001, compared to $2.1 billion at December 31, 2000. The increase is primarily as a result of the Merger and the application of the purchase method of accounting at ATC. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC’s revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC’s obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

Operating Activities

In 2001, WCI’s cash provided by operations amounted to $477 million and reflected $382 million of EBITDA, $188 million of distributions from TWE, $225 million of net income tax refunds ($297 million of which was received from AOL Time Warner under a tax-sharing agreement), less $318 million related to an increase in other working capital requirements. In 2000, WCI’s cash provided by operations of $449 million reflected $512 million of EBITDA, $594 million of distributions from TWE, less $73 million of net income taxes ($107 million of which was paid to Time Warner under a tax-sharing agreement) and $584 million related to an increase in other working capital requirements.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Investing Activities

Cash used by investing activities increased to $228 million in 2001, compared to $215 million in 2000 as a result of an increase in investments and acquisitions, primarily related to the funding of equity investees, offset in part by an increase in proceeds from the sale of investments.

Financing Activities

Cash used by financing activities was $245 million in 2001, compared to $305 million in 2000 as a result of decreased advances to TW Companies, offset in part by increased dividend payments.

WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 2001, the General Partners received an aggregate $317 billion of distributions from TWE, consisting of $53 million of tax-related distributions and $264 million of stock option related distributions. In 2000, the General Partners received an aggregate $1.003 billion of distributions from TWE, consisting of $765 million of tax-related distributions and $238 million of stock option related distributions. Of such aggregate distributions, WCI received $188 million in 2001 and $594 million in 2000, and ATC received $129 million in 2001 and $409 million in 2000.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

At December 31, 2001, WCI had total committed capacity, defined as maximum available borrowings under its debt agreement with TW Companies, of approximately $1 billion. Of this committed capacity, approximately $1 billion was available to fund future contractual obligations, none of which was outstanding as debt.

Other Financing Arrangements

From time to time, WCI, through AOL Time Warner, enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable. WCI employs these financing arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. WCI is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment. For more detail, see Note 15 to the accompanying consolidated financial statements. As of December 31, 2001, WCI’s other financing arrangements consisted of an accounts receivable securitization facility which had committed capacity of $450 million, including amounts that can be used by non-WCI, AOL Time Warner segments. As of December 31, 2001, WCI had outstanding utilization under the facility of $164 million and the unused capacity was approximately $100 million.

Rating Triggers and Financial Covenants

The General Partners source of funding is generally through participation in AOL Time Warner’s bank credit agreements and financing arrangements with SPEs. Each of the AOL Time Warner’s bank credit agreements and financing arrangements with SPEs, contain customary covenants. A breach of such covenants in

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements in SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on AOL Time Warner or WCI for the receivables previously sold. Additionally, in the event that AOL Time Warner’s credit ratings decrease, the cost of maintaining its bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

As of December 31, 2001 and through the date of this filing, AOL Time Warner was in compliance with all covenants. Management does not foresee that AOL Time Warner will have any difficulty complying with the covenants currently in place in the foreseeable future. AOL Time Warner expects to take a one-time, noncash charge of approximately $54 billion, including approximately $21 billion for WCI and approximately $12 billion for ATC, upon adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This charge includes the General Partners’ share of the cumulative effect charge that will also be recognized by investments of the General Partners that are accounted for using the equity method of accounting similarly adopting the provisions of FAS 142 in the first quarter of 2002. In addition, this charge will not result in a violation of any of AOL Time Warner’s covenants.

Contractual and Other Obligations

Firm Commitments

In addition to the above financing arrangements, WCI has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, WCI is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements or make payments to music artists for future album deliveries. In accordance with current accounting rules, the future rights and obligations pertaining to such contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

The following table summarizes separately WCI’s firm commitments at December 31, 2001 and the timing and effect that such obligations are expected to have on WCI’s liquidity and cash flow in future periods. It should be noted that there are a number of firm commitments made by WCI in the normal course of business, the following table represents the more significant of those firm commitments. WCI expects to fund these commitments with operating cash flow generated in the normal course of business.

Nature of Firm Commitments	2002	2003-2005	2006 and thereafter	Total
	(millions)
Talent contracts	$98	$306	$103	$507
Operating leases	37	178	363	578

Total firm commitments	$135	$484	$466	$1,085

Contingent Commitments

From time to time, WCI enters into certain contractual arrangements that require WCI to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments were not significant as of December 31, 2001.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Equity Method Investments

Except for the guarantee of TWE’s debt, as discussed in Note 7 to the accompanying consolidated financial statements, the General Partners do not guarantee the debt of any of their investments accounted for using the equity method of accounting. However, for certain of these investments, WCI expects to continue to provide funding in excess of amounts currently invested.

MARKET RISK MANAGEMENT

Market risk for WCI includes the potential loss arising from adverse changes in market rates and prices, such as, foreign currency exchange rates and changes in the market value of investments.

Foreign Currency Risk

AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its, TWE’s and WCI’s combined foreign currency exposures anticipated over the ensuing fifteen-month period. At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of WCI’s estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars, therefore, the hedging period covers fifteen months. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months providing continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI’s foreign currency exposure. AOL Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. Of AOL Time Warner’s $239 million net sale contract position, $448 million of foreign exchange sale contracts and $400 million of foreign exchange purchase contracts related to WCI’s foreign currency exposure, compared to contracts for the sale of $628 million and the purchase of $687 million of foreign currencies for WCI at December 31, 2000.

Based on AOL Time Warner’s outstanding foreign exchange contracts related to WCI’s exposure at December 31, 2001, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in approximately $2 million of net unrealized losses on contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2001 would result in $2 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

The General Partners are exposed to market risk as it relates to changes in market value of their investments. The General Partners invest in equity instruments of public and private companies for operational and strategic

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

business purposes. These securities are subject to fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “other investments” on the accompanying consolidated balance sheet, include investments accounted for using the equity method of accounting, investments in private securities and equity derivative instruments. As of December 31, 2001, WCI had approximately $106 million of investments accounted for at cost, primarily relating to private equity securities, approximately $6 million of available-for-sale securities and approximately $5.972 billion of investments accounted for using the equity method of accounting. As of December 31, 2001, substantially all of ATC’s investments consisted of investments accounted for using the equity method of accounting.

The United States has experienced a broad decline in the public equity markets, including investments held in the General Partners’ portfolios. Similarly, the General Partners have experienced significant declines in the value of certain privately held investments. As a result, WCI has recorded a $676 million noncash pretax charge and ATC recorded a $372 million noncash pretax charge in 2001 to reduce the carrying value of certain privately held investments and investments accounted for using the equity method of accounting. While the General Partners have recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the General Partners’ portfolios may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. See Note 5 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Management believes the following represent the critical accounting policies of the General Partners as contemplated by FRR 60. As noted in the following discussion, such critical politicies may relate directly to either WCI only or both of the General Partners. In addition, since a substantial portion of WCI’s and ATC’s results are derived from their investments in TWE, a discussion of some of the critical accounting policies impacting TWE has been included. Any impact on TWE’s pretax income would impact WCI’s and ATC’s equity in pretax income (loss) of TWE. For a summary of all of the General Partners’ significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Investments

The General Partners’ investments comprise of fair value investments, including available-for-sale securities, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the General Partners in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the General Partner’s cost basis).

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

While the General Partners have recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the General Partners’ portfolios may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value.

Merger Accounting

The merger of America Online and Time Warner has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $147 billion to acquire Time Warner was allocated to the underlying net assets, including the net assets of TWE and the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ—the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, AOL Time Warner used the one-year period following the consummation of the Merger to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, AOL Time Warner obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

The value of the General Partners’ and TWE’s intangible assets identified and recorded in the Merger, including goodwill, is exposed to future adverse changes if either experiences declines in operating results or significant negative industry or economic trends or if future performance is below historical trends. The General Partners and TWE periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

In the first quarter of 2002, AOL Time Warner will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to AOL Time Warner’s operating divisions, including the General Partners and TWE, will impact the amount of impairment to be recognized upon adoption of the new accounting standard. It is expected that the adoption of FAS 142 will result in a one-time, noncash charge of approximately $21 billion for WCI and approximately $12 billion for ATC, and will be reflected as a cumulative effect of an accounting change. This charge includes the General Partners’ share of the cumulative effect charge that will also be recognized by investments of the General Partners that are accounted for using the equity method of accounting similarly adopting the provisions of FAS 142 in the first quarter of 2002.

Revenue and Cost Recognition

There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management—the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Arrangements

In accounting for multiple-element arrangements, one of the key judgments to be made is the value that is attributable to the different contractual elements of the overall arrangement. The appropriate allocation of value not only impacts whether WCI, TWE or a non-TWE segment of AOL Time Warner is credited with the revenue, it also could impact the amount of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue by WCI and each of TWE’s segments.

In determining the amount of revenue that each segment should recognize, TWE follows the guidance contained in “Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers,” (“SAB 101 FAQ”). The SAB 101 FAQ prescribes that in circumstances where multiple elements are being sold, revenue should be allocated to each element based on the relative fair value of that element to the aggregate fair value of all elements, irrespective of the dollar amounts ascribed to each of the elements in the related contract. Accordingly, it is necessary for AOL Time Warner management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar cash arrangements that are not part of a multi-element arrangement.

Filmed Entertainment Revenues and Costs

An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

immediate write off of unrecoverable film cost. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets throughout its life cycle is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

TWE management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. TWE management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period.

Sales Returns and Uncollectible Accounts

One area of judgment affecting WCI’s and TWE’s reported revenue and net income is management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, WCI and TWE management analyzes historical returns, current economic trends and changes in customer demand and acceptance of WCI’s and TWE’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Similarly, WCI and TWE management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, WCI and TWE management reserves an amount that is believed to be uncollectible.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the General Partners are under no obligation to (and expressly disclaim any such obligation to) update or alter the forward-looking statements whether as a result of such changes, new information, future events or otherwise.

The General Partners operate in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The General Partners’ actual results could differ materially from management’s expectations because of changes in such

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in other filings with the SEC and the following, which includes factors and risks inherent in the General Partners’ investment in TWE:

•
For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

•
For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

•
For TWE’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

•
For WCI’s music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of programming by means of Internet peer-to-peer file sharing; its ability to develop a successful business model applicable to a digital online environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; and the overall strength of global music sales.

In addition, the General Partners’ overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the General Partners’ plans, strategies and intentions.

TWE GENERAL PARTNERS
CONSOLIDATED BALANCE SHEETS
December 31,
(millions, except share amounts)

	WCI		ATC
	2001	2000	2001	2000
ASSETS
Current assets
Cash and equivalents	$40	$36	$—	$—
Receivables, less allowances of $355 and $267 million	944	1,708	—	—
Inventories	121	164	—	—
Prepaid expenses	708	883	—	—

Total current assets	1,813	2,791	—	—
Investments in and amounts due to and from TWE	36,834	2,060	25,292	1,852
Investments in TW Companies	103	103	60	60
Other investments	6,084	1,361	3,047	457
Music catalogues and copyrights	2,926	704	—	—
Brands and trademarks	1,643	—	—	—
Goodwill	11,799	3,463	262	—
Other assets, primarily property, plant and equipment	621	564	—	—

Total assets	$61,823	$11,046	$28,661	$2,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$222	$232	$—	$—
Royalties payable	891	865	—	—
Other current liabilities	894	515	—	—

Total current liabilities	2,007	1,612	—	—

Deferred income taxes	1,656	—	124	—
Other long-term liabilities, including $264, $403, $199 and $294 million due to TW Companies	736	658	199	294

Shareholders’ equity
Common stock	1	1	1	1
Preferred stock of WCI, $.01 par value, 90,000 outstanding and $90 million liquidation preference	—	—	—	—
Paid-in capital	60,162	9,931	29,773	2,341
Retained earnings (deficit)	(1,969)	329	(657)	386

	58,194	10,261	29,117	2,728
Due from TW Companies, net	(184)	(899)	(443)	(317)
Reciprocal interest in TW Companies stock	(586)	(586)	(336)	(336)

Total shareholders’ equity	57,424	8,776	28,338	2,075

Total liabilities and shareholders’ equity	$61,823	$11,046	$28,661	$2,369

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(millions)

	WCI			ATC
	2001	2000	1999	2001	2000	1999
Revenues(a)	$3,929	$4,148	$3,933	$—	$—	$—

Cost of revenues(a)	(2,014)	(2,238)	(2,034)	—	—	—
Selling, general and administrative(a)	(1,630)	(1,481)	(1,476)	—	—	—
Amortization of goodwill and other intangibles	(836)	(241)	(254)	(11)	—	—

Operating income (loss)	(551)	188	169	(11)	—	—
Equity in pretax income of TWE(a)	(969)	539	1,724	(665)	371	1,185
Interest income (expense), net	(25)	(3)	73	(1)	(1)	(1)
Other income (expense), net(a)(b)	(1,088)	(188)	80	(568)	36	68

Income (loss) before income taxes and cumulative effect of accounting change	(2,633)	536	2,046	(1,245)	406	1,252
Income tax (expense) benefit(a)	374	(290)	(839)	212	(186)	(503)

Income (loss) before cumulative effect of accounting change	(2,259)	246	1,207	(1,033)	220	749
Cumulative effect of accounting change, net of $135 million income tax benefit for WCI and $91 million income tax benefit for ATC	—	(202)	—	—	(136)	—

Net income (loss)	$(2,259)	$44	$1,207	$(1,033)	$84	$749

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues	$249	$268	$215	$		$		$
Cost of revenues	(5)	(11)	(13)		—		—		—
Selling, general and administrative	(14)	(15)	(21)		—		—		—
Equity in pretax income of TWE	(114)	(107)	(64)		—		—		—
Interest income (expense), net	—	—	81		—		—		—
Other income (expense), net	21	12	25		—		—		—
Income taxes	297	(107)	(658)		111		(122)		(442)

(b)
Includes an approximate $53 million pretax gain recognized by WCI and $36 million recognized by ATC in 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (Note 4).

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(millions)

	WCI			ATC
	2001	2000	1999	2001	2000	1999
OPERATIING ACTIVITIES
Net income (loss)	$(2,259)	$44	$1,207	$(1,033)	$84	$749
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	202	—	—	136	—
Depreciation and amortization	933	324	328	11	—	—
Excess (deficiency) of distributions over equity in pretax income of TWE	1,157	55	(1,282)	794	38	(881)
Equity in losses (income) of other investee companies after distributions	418	66	(7)	196	(14)	(10)
Changes in operating assets and liabilities:
Receivables	441	(179)	(93)	—	—	—
Inventories	12	(9)	(3)	—	—	—
Accounts payable and other liabilities	(255)	(293)	(131)	—	—	—
Other balance sheet changes	30	239	50	265	132	(4)

Cash provided (used) by operating activities	477	449	69	233	376	(146)

INVESTING ACTIVITIES
Investments and acquisitions	(153)	(49)	(237)	—	—	—
Capital expenditures	(166)	(166)	(134)	—	—	—
Investment proceeds	91	—	22	—	—	—
Proceeds received from return of TWE Senior Capital	—	—	269	—	—	185

Cash provided (used) by investing activities	(228)	(215)	(80)	—	—	185

FINANCING ACTIVITIES
Dividends	(164)	(148)	(513)	(107)	(97)	(347)
Increase in amounts due to (from) TW Companies, net	(81)	(157)	471	(126)	(279)	308

Cash used by financing activities	(245)	(305)	(42)	(233)	(376)	(39)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4	(71)	(53)	—	—	—
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	36	107	160	—	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$40	$36	$107	$—	$—	$—

See accompanying notes.

WCI
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Due From TW Companies, net	Reciprocal Interest in TW Companies Stock	Shareholders’ Equity
BALANCE AT DECEMBER 31, 1998	$1	$10,195	$(1)	$(1,908)	$(586)	$7,701
Net income			1,207			1,207
Foreign currency translation adjustments			(55)			(55)
Unrealized gains on securities, net of $9 million tax expense			14			14
Realized and unrealized gains on derivative financial instruments, net of $4 million tax expense			7			7

Comprehensive income			1,173			1,173
Increase in stock option distribution liability to TW Companies			(230)			(230)
Dividends		(269)	(110)			(379)
Transfers to TW Companies, net				471		471
Other			1			1

BALANCE AT DECEMBER 31, 1999	1	9,926	833	(1,437)	(586)	8,737

Net income			44			44
Foreign currency translation adjustments			(70)			(70)
Unrealized losses on securities, net of $3 million tax benefit			(5)			(5)
Realized and unrealized gains on derivative financial instruments, net of $3 million tax expense			4			4

Comprehensive loss			(27)			(27)
Decrease in stock option distribution liability to TW Companies			221			221
Dividends			(702)			(702)
Transfers to TW Companies, net				538		538
Other		5	4			9

BALANCE AT DECEMBER 31, 2000	1	9,931	329	(899)	(586)	8,776

Net loss			(2,259)			(2,259)
Foreign currency translation adjustments			(17)			(17)
Unrealized losses on securities, net of tax benefit			(1)			(1)
Realized and unrealized gains on derivative financial instruments, net of tax expense			1			1

Comprehensive loss			(2,276)			(2,276)
Increase in stock option distribution liability to TW Companies			(17)			(17)
Dividends			(6)			(6)
Transfers to TW Companies, net				715		715
Allocation of a portion of the purchase of the America Online-Time Warner merger		50,231				50,231
Other			1			1

BALANCE AT DECEMBER 31, 2001	$1	$60,162	$(1,969)	$(184)	$(586)	$57,424

See accompanying notes.

ATC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Due From TW Companies, net	Reciprocal Interest in TW Companies Stock	Shareholders’ Equity
BALANCE AT DECEMBER 31, 1998	$1	$2,523	$(360)	$(346)	$(336)	$1,482
Net income			749			749
Unrealized gains on securities, net of $6 million tax expense			10			10
Realized and unrealized gains on derivative financial instruments, net of $1 million tax expense			1			1

Comprehensive income			760			760
Increase in stock option distribution liability to TW Companies			(158)			(158)
Dividends		(185)	(70)			(255)
Transfers to TW Companies, net				308		308

BALANCE AT DECEMBER 31, 1999	1	2,338	172	(38)	(336)	2,137

Net income			84			84
Foreign currency translation adjustments			(18)			(18)
Unrealized losses on securities, net of $6 million tax benefit			(10)			(10)
Realized and unrealized gains on derivative financial instruments, net of $1 million tax expense			2			2

Comprehensive income			58			58
Decrease in stock option distribution liability to TW Companies			152			152
Transfers to TW Companies, net				(279)		(279)
Other		3	4			7

BALANCE AT DECEMBER 31, 2000	1	2,341	386	(317)	(336)	2,075

Net loss			(1,033)			(1,033)
Foreign currency translation adjustments
Unrealized losses on securities, net of $1 million tax benefit			(1)			(1)

Comprehensive loss			(1,034)			(1,034)
Increase in stock option distribution liability to TW Companies			(12)			(12)
Transfers to TW Companies, net				(126)		(126)
Allocation of a portion of the purchase of the America Online-Time Warner merger		27,432				27,432
Other			3			3

BALANCE AT DECEMBER 31, 2001	$1	$29,773	$(657)	$(443)	$(336)	$28,338

See accompanying notes.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Networks and Cable businesses to Time Warner Entertainment Company, L.P. (“TWE”), a Delaware limited partnership, for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees,” see Note 7). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two, leaving Warner Communications Inc. (“WCI”) and American Television Communications Corporation (“ATC”) as the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the “General Partners.”

WCI conducts substantially all of AOL Time Warner Inc.’s (“AOL Time Warner”) music operations, which include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of its ownership interests in TWE and certain other investments.

Basis of Presentation

America Online-Time Warner Merger

On January 11, 2001, America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) merged to form AOL Time Warner, the world’s first Internet-powered media and communications company (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each become an indirect, wholly owned, subsidiary of AOL Time Warner.

The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets for WCI, such as music catalogues and copyrights and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

Weighted-Average Useful Life
(Years)
Music catalogues and copyrights	20
Brands and trademarks	30
Goodwill	20

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed further below, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

As a result of the Merger, WCI’s historical operating results reflect reclassifications to conform to AOL Time Warner’s financial statement presentation, as follows:

•	Digital media results have been allocated to the business segments now responsible for managing those operations, including WCI’s music operations;

•
Income and losses related to investments accounted for using the equity method of accounting and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net; and

•	Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Investment in TWE

The General Partners in the aggregate hold 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies holds, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Both WCI and ATC account for their investment in TWE under the equity method of accounting.

New Accounting Principles

Cumulative Effect of Change in Film Accounting Principle

In June 2000, Time Warner and TWE adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to Time Warner’s and TWE’s previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

Time Warner and TWE adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. Because WCI and ATC have investments in TWE and other AOL Time Warner consolidated subsidiaries, which are accounted for using the equity method of accounting, net income for the year ended December 31, 2000 includes a one-time, noncash, after-tax charge of $202 million for WCI and $136 million for ATC. These charges have been reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101

In the fourth quarter of 2000, WCI adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 clarifies certain existing

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While WCI’s existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, WCI’s revenues and costs were increased by an equal amount of $135 million for 2000 and $99 million for 1999.

Emerging Issues Task Force Issue No. 01-09

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 will be effective for WCI and ATC in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. As a result of applying the provisions of EITF 01-09, management believes that WCI’s revenues and costs will be reduced by an equal amount of approximately $45 million in 2001 and approximately $35 million in 2000. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Accounting for Business Combinations

In July 2001, the FASB issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for WCI and ATC in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001.

WCI and ATC are in the process of finalizing the impact of adopting the provisions of FAS 142, which is expected to be significant. Upon adoption, the General Partners will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. In addition, WCI will stop amortizing approximately $1.6 billion of intangible assets deemed to have an indefinite useful life, primarily related to certain brands and trademarks. Based on current levels of goodwill and intangible assets deemed to have an indefinite useful life, FAS 142 will reduce WCI’s annual amortization expense by approximately $650 million and equity in the pretax loss of TWE by approximately $1.2 billion. Similarly, with respect to other equity investees, other expense, net, will be reduced by approximately $300 million. The impact on ATC will be to reduce ATC’s annual amortization expense by approximately $10 million, reduce ATC’s equity in the pretax loss of TWE by approximately $850 million and, with respect to other equity investees, will reduce other expense, net, by approximately $200 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping the amortization of goodwill, certain intangible assets and the amortization of goodwill included in the carrying value of equity investees would be to increase WCI’s and ATC’s annual net income by approximately $1.5 billion and $650 million, respectively.

In addition, when FAS 142 is initially applied, all goodwill recognized on WCI’s and ATC’s consolidated balance sheets on that date will need to be reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to AOL Time Warner as

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a whole be assigned to all of AOL Time Warner’s reporting units (generally, its operating segments), including the reporting units of the acquirer, in a reasonable and supportable manner. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. The majority of the goodwill on the General Partners’ balance sheet was generated in the acquisition of Time Warner by AOL Time Warner. As a result, a portion of the goodwill generated in the Merger will be reallocated to the AOL segment, resulting in a change in the amount of goodwill and total assets reflected on WCI’s consolidated balance sheet.

As a result of this initial review for impairment, WCI and ATC expect to record a one-time, noncash charge of approximately $21 billion and $12 billion, respectively, to be recognized upon adoption of the new accounting standard in the first quarter of 2002. This charge includes the General Partners’ share of the cumulative effect charge that will also be recognized by investments of the General Partners that are accounted for using the equity method of accounting similarly adopting the provisions of FAS 142 in the first quarter of 2002. Such charge is non-operational in nature and will be reflected as a cumulative effect of an accounting change.

Asset Retirement Obligations

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligation” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for WCI and ATC in the first quarter of 2002. Management does not expect that the application of the provisions of FAS 143 will have a material impact on WCI’s or ATC’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for WCI and ATC in the first quarter of 2002. Management does not expect that the application of the provisions of FAS 144 will have a material impact on WCI’s or ATC’s consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on WCI’s or ATC’s consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of each General Partner and all companies in which the General Partner has a controlling voting interest (“subsidiaries”), as if the General Partner and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in TWE, and certain other companies in which the General Partners individually have significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the General Partners individually own between 20% and 50% of the investee. Under the equity method, only the General Partners’ investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only its share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the General Partner’s ownership in an investee is in the form of a preferred security or otherwise senior security, WCI’s and ATC’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the net book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

Investments in companies in which the General Partners do not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for as available-for-sale securities at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in income when declared.

The effect of any changes in each General Partner’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the sale of future and existing music-related products in order to evaluate the ultimate recoverability of accounts receivable, artist advances and investments recorded as assets in the WCI consolidated balance sheet. Accounts receivable and sales in the music industry are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for business combinations accounted for using the purchase method of accounting. Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual artist advances and investments may change based on actual results and other factors.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs

In accordance with industry practice, certain products (such as compact discs, DVDs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

Inventories of WCI consist of cassettes, DVDs, compact discs and related music and music publishing products. Inventories of cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out and average cost methods. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

Advertising

In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, catalogues and other promotional costs incurred in WCI’s direct-marketing businesses. Deferred advertising costs are generally amortized using the straight-line method over a period of twelve months or less subsequent to the promotional event. Deferred advertising costs for WCI amounted to $3 million at December 31, 2001 and $21 million at December 31, 2000. Advertising expense for WCI amounted to $257 million in 2001, $244 million in 2000 and $214 million in 1999.

Cash Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Derivative and Financial Instruments

Effective January 1, 2001, WCI adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The carrying value of WCI’s financial instruments approximates fair value, except for certain differences relating to investments accounted for at cost and other financial instruments that are not significant. The fair value of financial instruments, such as investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures and other equipment.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

As a creator and distributor of entertainment copyrights, WCI has a significant and growing number of intangible assets, including goodwill, music catalogues and copyrights. In accordance with generally accepted accounting principles, WCI does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs, DVDs and cassettes, generally are either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. As of January 1, 2001, in connection with the Merger, the intangible assets of WCI, including the significant value of intentionally generated intangible assets, were recorded at fair value on WCI’s consolidated balance sheet. However, increases in the fair value or creation of intangible assets related to WCI businesses subsequent to the consummation of the Merger, are not reflected on WCI’s consolidated balance sheet.

The General Partners’ amortize goodwill over periods up to twenty-five years using the straight-line method. Music catalogues and copyrights are amortized over periods up to twenty years using the straight-line method and brands and trademarks are amortized over periods up to 30 years using the straight-line method. Amortization of goodwill and intangible assets for WCI amounted to $836 million in 2001, $241 million in 2000 and $254 million in 1999. Accumulated amortization of goodwill and intangible assets for WCI at December 31, 2001 and 2000 amounted to $836 million and $2.679 billion, respectively. Amortization of goodwill and intangible assets for ATC amounted to $11 million in 2001. There was no amortization of goodwill and intangible assets for ATC in 2000 and 1999. Accumulated amortization of goodwill and intangible assets for ATC at December 31, 2001 was $11 million. There was no accumulated amortization of goodwill and intangible assets for ATC at December 31, 2000.

WCI periodically reviews the carrying value of acquired intangible assets for each acquired entity to determine whether an impairment may exist. WCI considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets would be considered impaired. An impairment charge for intangible assets is measured as any deficiency in the amount of estimated fair value of the acquired intangible assets over its carrying value. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net shareholders’ equity of WCI or ATC.

As discussed previously, FAS 142, which is effective January 1, 2002, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed annually for impairment. Pursuant to FAS 142, impairment for intangible assets deemed to have an indefinite useful life exists if the carrying value of the intangible asset exceeds its fair value. This differs from the General Partners’ current policy, in accordance with current accounting standards, of using undiscounted cash flows of the intangible asset to determine its recoverability. Under FAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. This differs from the General Partners’ current policy, in accordance with current accounting standards, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The domestic operating results of the General Partners are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of AOL Time Warner Inc. The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of the General Partners on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of tax carryforwards acquired in acquisitions is accounted for as a reduction of goodwill.

Under a tax-sharing agreement between the General Partners and AOL Time Warner, each General Partner pays to, or receives from, AOL Time Warner amounts equal to the total domestic income taxes, or tax benefits, provided by, or attributable to, the partner. Accordingly, no domestic income tax balances are reflected in the consolidated balance sheets of the General Partners.

As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

Stock-Based Compensation

AOL Time Warner has various stock option plans under which it may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and WCI, both of which follow the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner and WCI have elected to continue to apply APB 25 in accounting for stock option plans (Note 9).

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of WCI equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by AOL Time Warner, nor charged to WCI.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the General Partners, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary sets forth the components of WCI’s other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Securities	Derivative Financial Instrument Gains	Accumulated Other Comprehensive Loss
	(millions)
Balance at December 31, 2000	$(178)	$13	$7	$(158)
2001 activity	(17)	(1)	1	(17)

Balance at December 31, 2001	$(195)	$12	$8	$(175)

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial information to conform to the 2001 presentation.

2.    MERGER-RELATED COSTS

In accordance with generally accepted accounting principles, WCI generally treats merger-related costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger-related costs do not meet the criteria for capitalization and are expensed as incurred. Merger-related costs expensed as incurred were $37 million in 2001 and $18 million in 2000. There were no merger-related costs at WCI in 1999.

America Online-Time Warner Merger

Merger-Related Costs Capitalized as a Cost of Acquisition

In connection with the Merger, WCI has reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, WCI accrued an initial restructuring liability of approximately $312 million during the first quarter of 2001. WCI adjusted these restructuring liabilities downward by $3 million during 2001 as it refined its restructuring plans. The restructuring accruals relate to costs to exit and consolidate certain activities at WCI, as well as costs to terminate employees of WCI. Such amounts were recognized as liabilities assumed in the purchase business combination and, accordingly, resulted in additional goodwill being recorded in connection with the Merger.

Of the total restructuring accruals, $261 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $52 million were made in 2001. As of December 31, 2001, the remaining liability of approximately $209 million was primarily classified as a current liability in WCI’s accompanying consolidated balance sheet.

The restructuring accrual also includes approximately $48 million associated with exiting certain activities. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $7 million in 2001. As of December 31, 2001, the remaining liability of $41 million was primarily classified as a long-term liability in WCI’s accompanying consolidated balance sheet.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information relating to the restructuring plans follows (in millions):

	Employee Termination	Other Exit Costs	Total
Initial accruals	$225	$87	$312
Incremental accruals	36	(39)	(3)
Cash paid	(52)	(7)	(59)

Restructuring liability as of December 31, 2001	$209	$41	$250

Merger-Related Costs Expensed as Incurred

Certain merger-related expenses do not meet the criteria for capitalization and are expensed as incurred. During 2001, WCI expensed approximately $37 million in merger-related costs related to the renegotiation of various contractual commitments in its music operations. During 2000, WCI expensed approximately $18 million in merger-related costs related to the failed merger of the global music operations of Time Warner and EMI Group plc. These costs are included in operating income (loss) on the accompanying consolidated statement of operations.

3.    TWE

The General Partners’ investment in and amounts due to and from TWE at December 31, 2001 and 2000 consists of the following:

	WCI	ATC
December 31, 2001	(millions)
Investment in TWE	$36,490	$25,110
Stock option related distributions due from TWE	264	182
Other net liabilities due to TWE, principally related to home video distribution	80	—

Total	$36,834	$25,292

	WCI	ATC
December 31, 2000	(millions)
Investment in TWE	$2,242	$1,575
Stock option related distributions due from TWE	404	277
Other net liabilities due to TWE, principally related to home video distribution	(586)	—

Total	$2,060	$1,852

Partnership Structure

TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment, Networks and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold, directly or indirectly, 63.27% of the Series A Capital and Residual Capital of TWE and 100% of the Series B Capital of TWE. TW Companies holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership Capital and Allocation of Income

Each partner’s interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner, or its predecessor, based on the estimated fair value of the net assets each contributed to TWE (“Undistributed Contributed Capital”), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as “Cumulative Priority Capital.” Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests, principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

A summary of the priority of Undistributed Contributed Capital, the General Partner’s ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2001 and priority capital rates of return thereon is as set forth below:

Priority of Undistributed Contributed Capital	Undistributed Contributed Capital(a)		Cumulative Priority Capital		Priority Capital Rates of Return(b)	% Owned by General Partners
	(billions)
Series A Capital	$5.6		$18.8		13.00%	63.27%
Series B Capital	2.9	(c)	10.0		13.25%	100.00%
Residual Capital	3.3	(c)	3.3	(d)	— (d)	63.27%

(a)	Excludes partnership income or loss allocated thereto.
(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.
(c)
The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

(d)
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

The Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners’ capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation (“special tax allocations”). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of 13.00% and 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, and then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

As a result of the Merger, a portion of the $147 billion cost to acquire Time Warner was allocated to the underlying net assets of TWE, to the extent acquired. As a result, TWE’s 2001 net loss reflects additional amortization generated by the intangible assets and goodwill established in connection with this allocation. TWE reported a net loss of $1.032 billion for 2001 and net income of $229 million, including a $524 million noncash charge related to the cumulative effect of an accounting change, for 2000. Because of the priority rights over allocations of income/loss and distributions of TWE held by the General Partners, $681 million of TWE’s pretax loss for 2001 was allocated to the General Partners ($404 million to WCI and $277 million to ATC). For 2000, all of TWE’s pretax income before cumulative effect of accounting change was allocated to the General Partners ($539 million to WCI and $371 million to ATC).

Under the partnership agreement, the Series B Capital owned by the AOL Time Warner General Partners could have been increased if certain operating performance targets were achieved over a ten-year period ending on December 31, 2001. However, such targets were not achieved. In addition, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE’s adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T has initiated a process by which an independent investment banking firm will determine the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. If AT&T chooses to exercise the option this year, AT&T’s interest in the Series A Capital and Residual Capital would be increased by a maximum of approximately 3.7%, assuming that the exercise price is paid in cash. If either party elects to have the exercise price paid with partnership interests rather than cash, the amount by which AT&T’s interest in TWE would be increased would be significantly less.

AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. The parties are in discussions regarding these registration rights. The Company cannot at this time predict the outcome or effect, if any, of the foregoing.

Capital Distributions

The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

Through July 1999, the General Partners held senior priority capital interests (“Senior Capital”) in TWE. At that time, the General Partners received a $627 million distribution from TWE in full redemption of the remaining portion of their Senior Capital interests plus related priority capital return. This distribution increased the cumulative cash distributions received from TWE relating to the General Partners’ Senior Capital interests to $2.1 billion. A portion of the proceeds received from the July 1999 distribution was used to repay all $400 million of outstanding borrowings under AOL Time Warner’s credit agreement with TWE.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2001 and 2000, the General Partners had recorded $446 million and $681 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner common stock of $32.10 and $34.83, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During 2001, the General Partners received distributions from TWE in the amount of $317 million, consisting of $53 million of tax-related distributions and $264 million of stock option-related distributions. During 2000, the General Partners received distributions from TWE in the amount of $1.003 billion, consisting of $765 million of tax-related distributions and $238 million of stock option-related distributions. During 1999, the General Partners received distributions from TWE in the amount of $1.200 billion, consisting of $627 million of Senior Capital distributions (representing the return of $454 million of contributed capital and the distribution of $173 million of priority capital return), $347 million of tax-related distributions and $226 million of stock option-related distributions. Of such aggregate distributions, WCI received $188 million in 2001, $594 million in 2000 and $711 million in 1999, and ATC received $129 million in 2001, $409 million in 2000 and $489 million in 1999. In addition to the tax, stock option and General Partners’ senior priority capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

Summarized Financial Information of TWE

Set forth below is summarized financial information of TWE. The comparability of TWE’s summarized financial information has been affected by a number of significant transactions and nonrecurring items.

For the year ended December 31, 2000, the items included (i) a $50 million pretax charge related to the Six Flags Entertainment Corporation (“Six Flags”) litigation, (ii) a net investment-related pretax gain of approximately $65 million, principally relating to additional proceeds received in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, (iii) a pretax charge of approximately $35 million relating to the restructuring of the Road Runner joint venture, formed with AT&T to operate Time Warner Cable’s and AT&T’s high-speed online businesses and (iv) a noncash charge of approximately $524 million reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

For the year ended December 31, 1999, the items included (i) net pretax gains of approximately $2.119 billion relating to the sale or exchange of various cable television systems and investments, (ii) pretax gains of approximately $40 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite and (v) a noncash pretax charge of approximately $106 million relating to Warner Bros.’ retail stores.

In addition, as a result of the Merger and the application of purchase accounting to TWE, the accompanying summarized historical operating results and financial condition of TWE are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, unaudited pro forma financial information for 2000 has been provided supplementally, as if the Merger had occurred on January 1, 2000. For a more comprehensive description of the impact of the Merger on TWE, See Note 1 to the accompanying TWE consolidated financial statements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Operating Statement Information
Revenues	$15,302	$13,982	$13,982	$13,164
Operating income (loss)	281	(195)	1,978	2,900
Interest expense, net	(548)	(632)	(632)	(539)
Other income (expense), net	(318)	(318)	(228)	975
Minority interest expense	(320)	(208)	(208)	(427)
Income (loss) before income taxes and cumulative effect of an accounting change	(905)	(1,353)	910	2,909
Income (loss) before cumulative effect of an accounting change	(1,032)	(1,510)	753	2,759
Net income (loss)	(1,032)	(2,034)	229	2,759

	Years Ended December 31,
	2001 Historical	2000 Pro Forma	2000 Historical	1999 Historical
	(millions)
Cash Flow Information
Cash provided by operations	$2,585	$2,576	$2,576	$2,713
Investments and acquisitions	(931)	(421)	(421)	(478)
Capital expenditures	(2,012)	(1,926)	(1,926)	(1,475)
Investment proceeds	35	209	209	948
Collection of loan to Time Warner	—	—	—	400
Borrowings	3,226	2,850	2,850	2,658
Debt repayments	(2,541)	(2,399)	(2,399)	(2,764)
Redemption of preferred stock of subsidiary	—	—	—	(217)
Capital distributions	(317)	(1,003)	(1,003)	(1,200)
Other financing activities, net	(101)	(97)	(97)	(155)
Increase (decrease) in cash and equivalents	(56)	(211)	(211)	430

	December 31,
	2001 Historical	2000 Pro Forma	2000 Historical
	(millions)
Balance Sheet Information
Cash and equivalents	$250	$306	$306
Total current assets	4,908	4,354	4,354
Total assets	85,058	84,419	24,901
Total current liabilities	6,305	5,941	5,941
Long-term debt	8,049	7,108	7,108
Minority interests	2,191	1,881	1,881
Partners’ capital	65,405	66,444	6,926

4.     TIME WARNER TELECOM PUBLIC OFFERINGS

Time Warner Telecom Inc. (“Time Warner Telecom”), a provider of local and regional optical broadband networks and services to business customers, was formed in July 1998 when Time Warner, TWE and the TWE-Advance/Newhouse Partnership (“TWE-A/N”) completed a reorganization of their business telephony operations. As part of that reorganization, TWE’s and TWE-A/N’s interests in Time Warner Telecom were distributed to their partners, Time Warner (including the General Partners), AT&T and the Advance/Newhouse Partnership (“Advance/Newhouse”), a partner in TWE-A/N.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 1999, Time Warner Telecom completed an initial public offering of 20% of its common stock (the “Time Warner Telecom IPO”). Time Warner Telecom issued approximately 21 million shares of common stock at a price of $14 per share and raised net proceeds of approximately $270 million, of which $180 million was paid to Time Warner and TWE in satisfaction of certain obligations. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, WCI’s ownership interest in Time Warner Telecom was diluted from approximately 28% to approximately 22% and ATC’s ownership interest in Time Warner Telecom was diluted from approximately 19% to approximately 15%. As a result, WCI and ATC recognized pretax gains of approximately $53 million and $36 million, respectively. These gains have been included in other income (expense), net, in the accompanying consolidated statements of operations.

In January 2001, Time Warner Telecom completed a public offering of an additional 7.475 million shares of its common stock at a price of $74.44, raising proceeds of approximately $556 million. As a result, WCI’s ownership in Time Warner Telecom was diluted from approximately 22% to approximately 20% and ATC’s ownership in Time Warner Telecom was diluted from approximately 15% to approximately 14%.

As of December 31, 2001, Time Warner Telecom is owned 44% by AOL Time Warner, including 20% by WCI and 14% by ATC. The General Partners’ interests in Time Warner Telecom are being accounted for under the equity method of accounting.

5.	OTHER INVESTMENTS

WCI’s other investments consist of:

	December 31,
	2001	2000
	(millions)
Equity method investments	$5,972	$1,224
Cost and fair-value method investments	112	137

Total	$6,084	$1,361

Investment Write-Downs

The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in WCI’s and ATC’s portfolios. Similarly, the General Partners have experienced significant declines in the value of certain privately held investments and investments accounted for using the equity method of accounting. As a result, the General Partners recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines. These charges were approximately $676 million for WCI and $372 million for ATC in 2001, and $115 million for WCI and $0 for ATC in 2000. These charges are included in other income (expense), net in the accompanying consolidated statements of operations. The significant components of these charges are discussed in detail below.

Columbia House Investment Write-Down

In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House’s operations and the transformation of Columbia House’s traditional business model to an online one increased. As a result, AOL Time Warner’s management concluded that the decline in Columbia House’s business was likely to continue through the near term. As such, WCI recorded a $115 million

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. Additionally, in the fourth quarter of 2001, AOL Time Warner’s management concluded that a further decline in Columbia House’s business was other-than-temporary and as such, WCI recorded a $65 million noncash pretax charge.

Time Warner Telecom Write-Down

As discussed in Note 4, WCI has an approximate 20% interest and ATC has an approximate 14% interest in Time Warner Telecom. The value of both WCI’s and ATC’s investment was adjusted upward in the Merger by approximately $992 million and $682 million, respectively, to their estimated fair values. Since that time, Time Warner Telecom’s share price has declined significantly, thereby resulting in an impairment charge of $542 million for WCI and $372 million for ATC.

Since December 31, 2001, there has been a further decline in WCI’s and ATC’s investment in Time Warner Telecom. As a result, as of March 19, 2002, the fair value of WCI’s and ATC’s investment in Time Warner Telecom had declined by approximately $240 million and $165 million, respectively, representing a further decline from the Merger-adjusted values noted above. Consistent with its policy, management will continually evaluate whether such a decline in fair value should be considered to be other-than-temporary. Depending on the future performance of Time Warner Telecom, WCI and ATC may be required to record an additional significant noncash charge to write down their investments to fair value due to a decline that is deemed to be other-than-temporary. Any such additional charge would be unrelated to core operations and would be recorded in other income (expense), net.

Equity Method Investments

In addition to TWE and its equity investees, companies accounted for using the equity method and the voting ownership percentage held by WCI include: Time Warner Telecom (approximately 20% and 14% owned by WCI and ATC, respectively; 44% owned by AOL Time Warner), the Columbia House Company Partnerships (10% to 50% owned by WCI; 50% owned in total by AOL Time Warner) and other music joint ventures (generally 50% owned). A summary of combined financial information as reported by the equity investees of WCI is set forth below:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Operating Results:
Revenues	$1,934	$1,851	$1,360
Operating loss	(115)	(216)	(76)
Net loss	(273)	(380)	(216)

Balance Sheet:
Current assets	871	674	1,185
Total assets	3,029	2,006	2,295
Current liabilities	2,027	1,130	991
Total liabilities	3,453	2,799	2,583
Total shareholders’ deficit or partners’ capital	(424)	(793)	(288)

The above table represents the combined financial information of entities in which WCI has a significant investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on WCI’s accompanying consolidated financial statements. Consistent with the General Partners’ accounting policy

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for investments accounted for using the equity method of accounting, as described in Note 1, WCI has included $5.972 billion and ATC has included $3.047 billion in “other investments” on the accompanying consolidated balance sheets, representing the General Partners’ investments in and amounts due to and from the equity investees. Similarly, WCI has recorded $418 million of expense and ATC has recorded $196 million of expense, in other income (expense), net, in the accompanying consolidated statements of operations, representing the General Partners’ share in the pretax income (loss) of the investees.

As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including the General Partners’ investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, WCI’s investments accounted for using the equity method of accounting were adjusted upward by approximately $4.9 billion, including $992 million relating to its investment in Time Warner Telecom and ATC’s investments were adjusted upwards by approximately $3.2 billion, including $682 million related to its investment in Time Warner Telecom.

Based upon closing share prices as of December 31, 2001, the fair value of WCI’s and ATC’s investment in Time Warner Telecom approximated $398 million and $273 million, respectively.

Ownership in Parent Company

WCI and ATC own 28.9 thousand and 14.8 thousand shares, respectively, of TW Companies common stock. Such investments are accounted for at historical cost, less the portion (collectively estimated at 85%) attributable to TW Companies’ ownership of the General Partners, which is deducted from shareholders’ equity under the caption “Reciprocal interest in TW Companies stock.” The TW Companies common stock owned by the General Partners may only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933. In addition to TW Companies common stock, ATC also owns certain TW Companies debt securities. Such debt securities, which were not significant at either December 31, 2001 or December 31, 2000, are held by ATC for the purpose of satisfying its obligations under its stock options and restricted stock awards subsequent to the acquisition of the ATC minority interest.

6. BORROWING	ARRANGEMENTS WITH TW COMPANIES

WCI and ATC each has a revolving credit agreement with TW Companies, which provides for borrowings from TW Companies of up to $1 billion. Each credit agreement expires on December 31, 2008. Interest on any borrowings under each credit agreement is payable quarterly at the prime rate. Each of WCI’s and ATC’s obligation to TW Companies under the credit agreement is subordinate to the General Partner Guarantees. At December 31, 2001 and 2000, there were no borrowings outstanding under these credit agreements.

Interest expense for WCI was $34 million in 2001, $10 million in 2000 and $14 million in 1999. Interest expense for ATC was $1 million in each of the three years ended December 31, 2001, 2000 and 1999.

7. GENERAL	PARTNER GUARANTEES

Each General Partner has guaranteed a pro rata portion of approximately $4.6 billion of TWE’s debt and accrued interest at December 31, 2001, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the consent of a majority of such holders to effect a termination; however, the Indenture permits the General Partners to engage in mergers and consolidations. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of TWE debt and accrued interest at December 31, 2001 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

	Total Guaranteed by Each General Partner
General Partner	%	Amount
	(dollars in millions)
WCI	59.27	$2,733
ATC	40.73	1,878

Total	100.00	$4,611

8.    INCOME TAXES

Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,
	2001		2000		1999
	WCI	ATC	WCI	ATC	WCI	ATC
	(millions)
Domestic	$(2,830)	$(1,278)	$322	$341	$1,816	$1,174
Foreign	197	33	214	65	230	78

Total	$(2,633)	$(1,245)	$536	$406	$2,046	$1,252

Income taxes (benefits) are as set forth below:

	Years Ended December 31,
	2001		2000		1999
	WCI	ATC	WCI	ATC	WCI	ATC
	(millions)
Federal:
Current	$(264)	$(95)	$58	$93	$528	$361
Deferred	(164)	(118)	—	—	—	—
State and local:
Current	(44)	(16)	73	41	156	97
Deferred	(43)	(30)	—	—	—	—
Foreign:
Current(a)	103	43	165	56	164	41
Deferred	38	4	(6)	(4)	(9)	4

Total	$(374)	$(212)	$290	$186	$839	$503

(a)	Includes foreign withholding taxes set forth elsewhere herein.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign withholding taxes included in the foreign tax provision are as follows:

	WCI	ATC
	(millions)
2001	$63	$28
2000	77	32
1999	66	27

No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries aggregating approximately $759 million at December 31, 2001. If such earnings were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

The differences between the income tax (tax benefit) expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Taxes on income at U.S. federal statutory rate	$(922)	$188	$716
Nondeductible expenses	529	80	73
Foreign income taxed at different rates, net of U.S. foreign tax credits	10	(17)	(35)
State and local taxes, net	(29)	48	101
Other	38	(9)	(16)

Total	$(374)	$290	$839

The relationship between income taxes and income before income taxes for the other General Partner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    STOCK OPTION PLANS

AOL Time Warner has various stock option plans under which AOL Time Warner may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and WCI. Such options have been granted to employees of WCI with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by AOL Time Warner, nor charged to WCI, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FAS 123, WCI’s allocable share of compensation cost would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Net income:
As reported	$(2,259)	$44	$1,207

Pro forma	$(2,292)	$3	$1,192

For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2000, reflect the impact of the announced Merger) used for grants to WCI employees in 2001, 2000 and 1999: dividend yields of 0%, 0% and 0.3%, respectively; expected volatility of 59.3%, 46.3% and 23.7%, respectively; risk-free interest rates of 4.88%, 6.34% and 5.50%, respectively; and expected lives of five years in all periods.

The weighted average fair value of an option granted to WCI employees during the year was $25.89 ($15.53, net of taxes), $27.50 ($16.50, net of taxes) and $13.83 ($8.30, net of taxes) for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of stock option activity with respect to employees of WCI is as follows:

	Thousands of Shares	Weighted- Average Exercise Price
Balance at January 1, 1998	29,238	$12.65

Granted	3,351	44.20
Exercised	(8,978)	10.89
Cancelled/Transfers(a)	(79)	18.10

Balance at December 31, 1999	23,532	$17.79

Granted	2,847	56.22
Exercised	(5,017)	9.78
Cancelled/Transfers(a)	156	21.67

Balance at December 31, 2000	21,518	$24.77

Granted	10,258	46.86
Exercised	(1,135)	13.84
Cancelled/Transfers(a)	(3,874)	36.80

Balance at December 31, 2001	26,767	$36.20

(a)	Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into WCI to and from other AOL Time Warner divisions.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2001	2000	1999
	(thousands)
Exercisable	15,467	19,427	17,234

The following table summarizes information about stock options outstanding with respect to employees of WCI at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
	(thousands)			(thousands)
Under $10	823	0.7	$9.03	823	$9.03
$10.00 to $15.00	4,882	2.9	$12.50	4,882	$12.50
$15.01 to $20.00	1,558	5.0	$16.35	1,558	$16.35
$20.01 to $30.00	1,955	5.9	$23.61	1,955	$23.61
$30.01 to $45.00	4,350	7.7	$37.97	2,465	$38.38
$45.01 to $50.00	10,120	8.6	$48.46	2,402	$46.79
$50.01 to $60.00	3,063	8.3	$56.26	1,376	$56.55
$60.01 to $90.00	16	8.0	$64.00	6	$64.00

Total	26,767	6.7 years	$36.20	15,467	$27.49

In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options held by WCI employees at that time became fully vested and exercisable, pursuant to the terms of Time Warner’s stock option plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger.

10.    BENEFIT PLANS

WCI and its subsidiaries participate in defined benefit pension plans covering substantially all domestic employees. Pension benefits under those plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. For 2001, WCI made no contributions and recognized expense of $7 million and, for 2000, WCI made no contributions and recognized expense of $2 million related to these plans.

Effective January 1, 2000, substantially all of the WCI-sponsored defined benefit pension plans were merged into the defined benefit pension plan sponsored by Time Warner (currently sponsored by AOL Time Warner). The remaining WCI-sponsored plan relating to its domestic operations is not material to the consolidated financial statements of WCI.

After the Merger, participation in the defined benefit pension plan covering domestic employees was limited to employees who previously participated in these plans. In addition to its domestic employees, employees of WCI’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

Certain domestic employees of WCI also participate in certain defined contribution plans of AOL Time Warner, including savings plans and profit sharing plans, as to which the expense amounted to $5 million in 2001, $16 million in 2000 and $10 million in 1999. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    DERIVATIVE FINANCIAL INSTRUMENTS

WCI uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future royalties to be received from the sale of U.S. copyrighted products abroad. The following is a summary of WCI’s foreign currency risk management strategy and the effect of this strategy on WCI’s financial statements.

Foreign Currency Risk Management

AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its TWE’s and WCI’s combined foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI’s foreign currency exposure. At December 31, 2001, AOL Time Warner had effectively hedged approximately 75% of WCI’s estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing hedging period.

WCI records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related royalties being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

At December 31, 2001, AOL Time Warner had contracts for the sale of $816 million and the purchase of $577 million of foreign currencies at fixed rates. Of AOL Time Warner’s $239 million net purchase contract position, $448 million of foreign exchange sale contracts and $400 million of foreign exchange purchase contracts related to WCI’s foreign currency exposure. In 2000, WCI had contracts for the sale of $628 million and purchase of $687 million of foreign currencies. WCI had deferred approximately $6 million of net gains on foreign exchange contracts at December 31, 2001, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 2001, 2000 and 1999, WCI recognized $19 million in gains, $7 million in losses and $25 million in losses, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During 2001, WCI did not recognize any gains or losses as the result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur within the specified time period.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    GEOGRAPHICAL INFORMATION

Information as to WCI’s operations in different geographical areas is as follows:

	Years Ended December 31,
	2001	2000	1999
	(millions)
Revenues(a)
United States	$2,084	$2,221	$2,069
United Kingdom	306	294	269
Germany	296	326	345
Japan	257	295	221
France	136	139	146
Other international	850	873	883

Total	$3,929	$4,148	$3,933

(a)	Revenues are attributable to countries based on location of customer.

Because a substantial portion of WCI’s international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

13.    COMMITMENTS AND CONTINGENCIES

WCI’s total rent expense amounted to $55 million in 2001, $59 million in 2000 and $49 million in 1999. The minimum rental commitments of WCI under noncancellable long-term operating leases are: 2002—$37 million; 2003—$42 million; 2004—$69 million; 2005—$67 million; 2006—$64 million and after 2006—$299 million.

WCI’s minimum commitments and guarantees under certain artists and other agreements at December 31, 2001 aggregated approximately $507 million, which are payable principally over a five-year period. Each General Partner is jointly and severally liable for all liabilities, commitments and contingencies of TWE and the Time Warner Service Partnerships, except for approximately $4.6 billion of TWE’s indebtedness and accrued interest, which is recourse to each General Partner only to the extent of its guarantee (Note 7).

WCI is subject to various class action lawsuits as well as actions that have been brought by various state attorneys general alleging collusive and other illegal pricing practices by the major record companies in their capacity as distributors of compact discs. Although WCI cannot predict the ultimate outcomes, WCI does not expect that the ultimate outcomes of these cases will have a material adverse impact on WCI’s financial statements or results of operations.

TWE is subject to certain litigation relating to Six Flags. In Six Flags Over Georgia LLC et al. V. Time Warner Entertainment Company et al. following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The matter remains pending in the Georgia Court of Appeals and a decision is expected later in 2002.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against WCI relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI’s business, financial condition and operating results.

14.    RELATED PARTY TRANSACTIONS

In the normal course of conducting their businesses, the General Partners have had various transactions with AOL Time Warner, TW Companies and TWE units, generally on terms resulting from a negotiation between the affected units that in management’s view results in reasonable allocations. Employees of WCI participate in various AOL Time Warner medical, stock option and other benefit plans for which WCI is charged its allocable share of plan expenses, including administrative costs. ATC does not have a significant number of employees. AOL Time Warner’s corporate group provides various other services to WCI. The consolidated financial statements of the General Partners include transactions with AOL Time Warner relating to domestic income taxes or tax benefits (Note 8). The Music division of WCI provides home videocassette distribution services to certain TWE operations.

TW Companies had a credit agreement with TWE allowing it to borrow up to $400 million from TWE through September 15, 2000. During 1999, TW Companies used a portion of the proceeds received from the final distribution of the senior priority capital interests in TWE to repay all $400 million of outstanding borrowings under this agreement.

WCI earned interest income at a rate of 6.7% from TW Companies on a $610 million note receivable, which was received in December 1997 in exchange for WCI’s common stock of Hasbro. During 2000, WCI’s note receivable from TW Companies, including accrued interest, was settled through a WCI noncash dividend in the amount of $695 million. In addition, WCI has had transactions with the Columbia House Company partnership and other music joint ventures and with equity investees of AOL Time Warner, generally with respect to sales of product in the ordinary course of business.

15.    OTHER FINANCING ARRANGEMENTS

From time to time, WCI, through AOL Time Warner, enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivables. WCI employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. WCI is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facility

WCI participates in one of AOL Time Warner’s accounts receivable securitization facility, which provides for the accelerated receipt of approximately $450 million of cash, in the aggregate, on available accounts receivables. As of December 31, 2001, AOL Time Warner and WCI had unused capacity under this facility of approximately $100 million, representing the amount of cash that could be generated through the sale of additional qualifying accounts receivable. In connection with this securitization facility, WCI sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conduits sponsored by a financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because WCI relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

As proceeds for the accounts receivable sold to the SPE, AOL Time Warner and WCI receive cash, for which there is no obligation to repay, and an interest-bearing note receivable, which is included in receivables on the accompanying consolidated balance sheet. In addition, AOL Time Warner and WCI service the Pooled Receivables on behalf of SPE. Income received by AOL Time Warner and WCI in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The notes receivable, which have been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason and because the accounts receivables underlying the retained ownership interest that are sold to the SPE are generally short term in nature, the fair value of the notes receivable approximated their carrying value at both December 31, 2001 and December 31, 2000. The notes receivable related to the sale of Pooled Receivables to an SPE reflected on WCI’s consolidated balance sheet were $296 million at December 31, 2001 and $530 million at December 31, 2000.

Other Cash Flow Information

Additional financial information with respect to cash flows is as follows:

	Years Ended December 31,
	2001		2000		1999
	WCI	ATC	WCI	ATC	WCI	ATC
	(millions)
Cash payments made for interest	$10	$—	$11	$—	$17	$—
Cash payments (refunds) for income taxes, net	(225)	(111)	73	122	805	442
Tax-related distributions received from TWE	31	22	453	312	205	142
Noncash capital distributions, net	—	—	221	152	(230)	(158)

Noncash financing activities in 2000 included the settlement of WCI’s note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.

Other Current Liabilities

Other current liabilities of WCI consist of:

	December 31,
	2001	2000
	(millions)
Accrued expenses	$683	$263
Accrued compensation	169	176
Accrued income taxes	—	37
Deferred revenues	42	39

Total	$894	$515

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Warner Communications Inc.
American Television and Communications Corporation

We have audited the accompanying consolidated balance sheets of Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”), as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the accompanying financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI and ATC at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2000 Time Warner Inc. and Time Warner Entertainment Company, L.P. each changed their film accounting method.

ER	NST & YOUNG LLP

New York, New York
January 28, 2002

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

The selected historical financial information for 1997 reflects the merger of two former General Partners, Warner Cable Communications Inc., (“WCCI”) and Time Warner Operations Inc. (“TWOI”), into WCI (the “WCCI Merger” and the “TWOI Merger,” respectively). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI’s net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger was accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations.

Selected Operating Statement Information

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(millions)
Revenues(a)	$3,929	$4,148	$3,933	$4,112	$3,776
Operating income (loss)(b)	(551)	188	169	185	115
Equity in pretax income (loss) of TWE(c)	(969)	539	1,724	248	428
Interest income (expense), net	(25)	(3)	73	68	32
Other income (expense), net(d)	(1,088)	(188)	80	(22)	451
Income (loss) before cumulative effect of accounting change and extraordinary item	(2,259)	246	1,207	218	522
Net income (loss)	(2,259)	44	1,207	218	514

(a)
Revenues reflect the provisions of SAB 101, which was adopted in the fourth quarter of 2000. The impact of SAB 101 was to increase revenues and costs by equal amounts of $135 million in 2000, $99 million in 1999, $87 million in 1998 and $85 million in 1997.

(b)	Includes merger-related costs of approximately $37 million in 2001 and $18 million in 2000.
(c)
Includes approximately $14 million in 2000, $1.402 billion in 1999, $(53) million in 1998 and $265 million in 1997, relating to WCI’s proportionate share of net gains (losses) recognized by TWE in connection with the sale or exchange of cable television systems and other investment-related assets in 1999, 1998 and 1997, a pretax charge of $50 million recognized in 2000 in connection with the Six Flags litigation, pretax gains of $10 million recognized in 2000, $40 million recognized in 1999 and $30 million recognized in 1998 related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, a pretax gain of approximately $215 million in connection with the early termination and settlement of a long-term, home video distribution agreement in 1999, a pretax gain of approximately $97 million in 1999 and $65 million in 2000, principally relating to the 1999 sale of an interest in CanalSatellite and a pretax noncash charge of approximately $106 million relating to Warner Bros.’ retail stores.

(d)
Includes an approximate $676 million noncash pretax charge in 2001 to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, a $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI’s investment in Columbia House to an estimate of fair value, an approximate $53 million pretax gain in 1999 relating to the Time Warner Telecom IPO and a $437 million pretax gain in connection with the disposal of WCI’s interest in Hasbro in 1997.

Selected Balance Sheet Information

	December 31,
	2001	2000	1999	1998	1997
	(millions)
Total assets	$61,823	$11,046	$11,481	$10,348	$10,490
Shareholders’ equity	57,424	8,776	8,737	7,701	8,521

TWE GENERAL PARTNERS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS OF WCI
Years Ended December 31, 2001, 2000 and 1999
(millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
2001:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$50	$60	$(4	)(a)	$106
Reserves for sales returns and allowances	217	596	(564	)(b)	249

Total	$267	$656	$(568)		$355

2000:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$68	$—	$(18	)(a)	$50
Reserves for sales returns and allowances	222	550	(555	)(b)	217

Total	$290	$550	$(573)		$267

1999:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$79	$5	$(16	)(a)	$68
Reserves for sales returns and allowances	199	691	(668	)(b)	222

Total	$278	$696	$(684)		$290

(a)	Represents uncollectible receivables charged against the reserve.
(b)	Represents returns or allowances applied against the reserve.

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
3.1
Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement, dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among Time Warner Companies, Inc. (“TWCI”) and certain of its subsidiaries, ITOCHU Corporation (“Itochu”) and Toshiba Corporation (“Toshiba”) (the “TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit (A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibits 10(b) and 10(c) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).
*

3.2
Amendment Agreement, dated as of September 14, 1993, among Itochu, Toshiba, TWCI, U S WEST, Inc. (“US West”) and certain of their respective subsidiaries amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to the Time Warner Entertainment Company, L.P. (“TWE”) Annual Report on Form 10-K for the year ended December 31, 1993 (the “TWE 1993 Form 10-K”)).
*

3.3(i) and (ii)
Certificate of Incorporation and By-Laws of American Television and Communications Corporation (“ATC”), as amended (incorporated herein by reference to Exhibits 3.3(i) and (ii) to the TWE 1993 Form 10-K).
*

3.3(iii)
Certificate of Ownership and Merger of American Digital Communications, Inc. into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (incorporated herein by reference to Exhibit 3.3(iii) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “TWE 1996 Form 10-K”)).
*

3.3(iv)
Certificate of Ownership and Merger of Carolina Network Corporation into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (incorporated herein by reference to Exhibit 3.3(iv) to the TWE 1996 Form 10-K).
*

3.3(v)
Certificate of Ownership and Merger of ATC Holdings II, Inc. into ATC as filed with the Secretary of State of the State of Delaware on June 28, 1996 (incorporated herein by reference to Exhibit 3.3(v) to the TWE 1996 Form 10-K).
*

3.3(vi)
Certificate of Ownership and Merger of ARP 113, Inc. into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (incorporated herein by reference to Exhibit 3.3(vi) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “TWE 1997 Form 10-K”)).
*

3.3(vii)
Certificate of Ownership and Merger of Philadelphia Community Antenna Television Company into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (incorporated herein by reference to Exhibit 3.3(vii) to the TWE 1997 Form 10-K).
*

3.3(viii)
Certificate of Ownership and Merger of Public Cable Company into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (incorporated herein by reference to Exhibit 3.3(viii) to the TWE 1997 Form 10-K).
*

3.3(ix)
Certificate of Ownership and Merger of ATC-PPV, Inc. into ATC as filed with the Secretary of State of the State of Delaware on October 7, 1998 (incorporated herein by reference to Exhibit 3.3(ix) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1998).
*

i

Exhibit Number	Description	Sequential Page Number
3.4(i) and (ii)	Restated Certificate of Incorporation, as amended, and By-Laws of Warner Communications Inc. (“WCI”) (incorporated herein by reference to Exhibits 3.9(i) and (ii) to the TWE 1993 Form 10-K).	*

3.4(iii)
Certificate of Ownership and Merger of Time Warner Interactive Inc. into WCI as filed with the Secretary of State of the State of Delaware on July 3, 1996 (incorporated herein by reference to Exhibit 3.6(iii) to the TWE 1996 Form 10-K).
*

3.4(iv)
Agreement of Merger of Time Warner Operations Inc. and WCI as filed with the Secretary of State of the State of Delaware on September 29, 1997 (incorporated herein by reference to Exhibit 3.4(iv) to the TWE 1997 Form 10-K).
*

3.4(v)
Certificate of Ownership and Merger of Warner Cable Communications Inc. into WCI as filed with the Secretary of State of the State of Delaware on December 29, 1997 (incorporated herein by reference to Exhibit 3.4(iii) to the TWE 1997 Form 10-K).
*

3.4(vi)
Certificate of Ownership and Merger of TWI Ventures Ltd. into WCI as filed with the Secretary of State of the State of Delaware on December 9, 1999 (incorporated herein by reference to Exhibit 3.4 (vi) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1999).
*

4.1
Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s July 1992 Form 8-K).
*

4.2
Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (the “TWE 1993 Form S-4”)).
*

4.3
Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to the 1993 TWE Form S-4).
*

4.4
Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to the TWE 1993 Form 10-K).
*

4.5
Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994).
*

4.6
Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
*

4.7
Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
*

Exhibit Number	Description	Sequential Page Number
10.1
Credit Agreement dated as of November 10, 1997 among Time Warner, TWCI, TWE, Turner Broadcasting System, Inc., (“TBS”), Time Warner Entertainment-Advance/Newhouse Partnership (the “TWE-A/N Partnership”) and TWI Cable Inc. (“TWI Cable”), as Credit Parties, The Chase Manhattan Bank (“Chase Manhattan”), as Administrative Agent, Bank of America National Trust and Savings Association (“Bank of America”), BONY and Morgan Guaranty Trust Company of New York (“Morgan”), as Documentation and Syndication Agents and Chase Securities Inc. (“Chase Securities”), as Arranger (incorporated herein by reference to Exhibit 10.26 to the Time Warner 1997 Form 10-K).
*

10.2
Amendment No. 1 dated as of June 30, 2000 to the Credit Agreement dated as of November 10, 1997 among Time Warner, TWCI, TWE, TBS, TWE-A/N Partnership and TWI Cable, as Credit Parties, Chase Manhattan, as Administrative Agent, Bank of America, BONY and Morgan as Documentation and Syndication Agents and Chase Securities, as Manager (incorporated herein by reference to Exhibit 10.1 to Time Warner’s quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12259)).
*

10.3	Option Agreement, dated as of September 15, 1993, between TWE and US West (incorporated herein by reference to Exhibit 10.9 to the TWE 1993 Form 10-K).	*

10.4
Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc., (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse Broadcasting”), Advance/Newhouse Partnership (“Advance/Newhouse”) and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994).
*

10.5
Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon Communications (“Paragon”) (incorporated herein by reference to Exhibit 10.46 to AOL Time Warner Inc.’s Transition Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15062) (the “AOLTW 2000 Form 10-K”)).
*

10.6
First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the AOLTW 2000 Form 10-K).
*

10.7
Letter Agreement, dated April 1, 1995, among TWE, Advance/Newhouse, Advance Publications and Newhouse Broadcasting (incorporated herein by reference to Exhibit 10(c) to TWE’s Current Report on Form 8-K dated April 1, 1995).
*

10.8
Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Time Warner’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).
*

10.9
Transaction Agreement No. 2 dated as of June 23, 1998 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.38 to Time Warner’s Annual Report on 1998 Form 10-K (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).
*

Exhibit Number	Description	Sequential Page Number
10.10
Transaction Agreement No. 3 dated as of September 15, 1998 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).
*

10.11
Amended and Restated Transaction No. 4 Agreement dated as of February 1, 2001 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.52 to the AOLTW 2000 Form 10-K).
*

10.12
Agreement Containing Consent Orders, including the Decision and Order, between the Registrant and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the AOL Time Warner Current Report on Form 8-K dated January 11, 2001 (File No. 1-15062) (the “AOLTW January 2001 Form 8-K”)).
*

10.13	Order to Hold Separate issued by the Federal Trade Commission dated December 14, 2000 (incorporated herein by reference to Exhibit 99.3 to the AOLTW January 2001 Form 8-K).	*

10.14	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the AOLTW January 2001 Form 8-K).	*

12.1	Ratio of Earnings to Fixed Charges of TWE

12.2	Ratio of Earnings to Fixed Charges of WCI

21	Subsidiaries of TWE and the AOL Time Warner General Partners.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors (with respect to Time Warner Telecom Inc.).

99.1
Financial statements and financial statement schedule of Time Warner Telecom Inc. for the year ended December 31, 2001 and the report of the independent auditors thereon (incorporated herein by reference to pages F-1 through F-25 of Time Warner Telecom Inc’s. Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-30218)).
*

*	Incorporated by reference.

The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants’ outstanding long-term debt that are not required to be filed herewith.