Form 10-Q
period 2002-03-31
TIME WARNER ENTERTAINMENT CO L P; WARNER COMMUNICATIONS INC; AMERICAN TELEVISION & COMMUNICATIONS CORP
filed 2002-05-09
CIK 893657, 104650, 5910

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2002, or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from                      to                     .

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3666692 (I.R.S. Employer Identification Number)

American Television and Communications Corporation Warner Communications Inc. (Exact name of registrant as specified in its charter)	Delaware Delaware (State or other jurisdiction of incorporation or organization)	13-2922502 13-2696809 (I.R.S. Employer Identification Number)

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
AND TWE GENERAL PARTNERS

INDEX TO FORM 10-Q

	Page
	TWE	TWE General Partners

PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition	1	25
Consolidated balance sheets at March 31, 2002 and December 31, 2001	11	33
Consolidated statements of operations for the three months ended March 31, 2002 and 2001	12	34
Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001	13	35
Consolidated statements of partnership capital and shareholders' equity for the three months ended March 31, 2002 and 2001	14	36
Notes to consolidated financial statements	15	37

PART II. OTHER INFORMATION	48

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

          Management's discussion and analysis of results of operations and financial condition (''MD&A'') is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.'s (''TWE'' or the ''Company'') financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

   Overview. This section provides a general description of TWE's businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

   Results of operations. This section provides an analysis of the Company's results of operations for the first quarter of 2002 relative to that of 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

   Financial condition and liquidity. This section provides an analysis of the Company's financial condition and cash flows as of and for the three months ended March 31, 2002.

   Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by the Company throughout MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

          AOL Time Warner Inc. (''AOL Time Warner'') is the world's first Internet-powered media and entertainment communications company. The Company was formed in connection with the merger of America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner'') which was consummated on January 11, 2001 (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

          A majority of AOL Time Warner's interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. (''TWE''). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital''), and 100% of the junior priority capital (''Series B Capital''). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T''). Due to the Company's 100% ownership of the Series B Capital, AOL Time Warner's interest in TWE exceeds 74.49%.

          TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

television production; and Networks, consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

Use of EBITDA

          TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (''EBITDA''). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Ownership Interest in TWE

          In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T's interest by approximately 2.1% to approximately 27.6% of the Series A Capital and Residual Capital of TWE.

          AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T 's interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. The parties are in discussions regarding this registration rights process and alternatives thereto. The Company cannot at this time predict the outcome or effect, if any, of these discussions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investment in the TWE-Advance/Newhouse Partnership

          The TWE-Advance/Newhouse Partnership (''TWE-A/N'') is owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (''Advance/Newhouse'') and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N have been consolidated by TWE and the partnership interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's assets and liabilities. On or after March 31, 2002, either TWE or Advance/Newhouse can state its intention to cause a restructuring. If the parties are unable to agree on a restructuring or other acceptable alternative within 60 days of the date of delivery of a restructuring notice, then TWE-A/N will be restructured by the withdrawal of Advance/Newhouse from TWE-A/N, with Advance/Newhouse receiving one-third of the assets and liabilities of TWE-A/N. TWE and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. While the Company is unable to predict the outcome of these discussion at this time, one possible outcome is the withdrawal of Advance/Newhouse from TWE-A/N. In addition, Advance/Newhouse can require TWE to purchase its equity interest for fair value at specified intervals following the death of both of its principle shareholders.

          As of March 31, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. Additionally, TWE-A/N had approximately $9 billion in total assets and approximately $1.6 billion of net debt. For the three months ended March 31, 2002, TWE-A/N contributed revenues, EBITDA and operating income of $1.0 billion, $449 million and $278 million, respectively, to the results of TWE compared to $849 million, $388 million and $222 million, respectively, for the three months ended March 31, 2001. TWE-A/N's operating income in the first quarter of 2001 includes approximately $30 million of amortization that did not continue in 2002 as a result of applying a new accounting standard for goodwill and other intangible assets. If Advance/Newhouse withdraws from the partnership and receives one-third of the partnership's assets and liabilities, the impact on TWE's Cable segment would be a corresponding reduction in assets, liabilities and results of operations. However, the ultimate impact would depend upon the specific assets and liabilities withdrawn from the partnership, including the mix of consolidated and unconsolidated cable television systems. The impact on TWE's consolidated net income would be substantially mitigated, if not entirely offset, because the earnings of TWE-A/N attributable to Advance/Newhouse's current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations.

Investment in Road Runner

          As of March 31, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 51% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). AOL Time Warner's interest in Road Runner continues to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N. As previously discussed, TWE and Advance/Newhouse are engaged in discussions regarding the future structure of TWE-A/N. The Company is also having discussions with Advance/Newhouse regarding their interest in Road Runner, which is held through TWE-A/N. While the Company is unable to predict the outcome of these discussions at this time, one possible outcome is that TWE may acquire Advance/Newhouse's interest in Road Runner, either as a part of any

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

restructuring of TWE-A/N that may occur or in a separate transaction. The acquisition of Advance/Newhouse's interest in Road Runner would result in the assets, liabilities and results of operations of Road Runner being consolidated and presented with the results of operations of TWE's Cable segment. As of March 31, 2002, Road Runner had total assets of approximately $180 million, with no debt. For the three months ended March 31, 2002, Road Runner had revenues, an EBITDA loss and operating loss of approximately $69 million, $28 million and $40 million, respectively, compared to $53 million, $49 million and $68 million, respectively, for the three months ended March 31, 2001.

RESULTS OF OPERATIONS
Transactions Affecting Comparability of Results of Operations

Pro Forma Item

          TWE's results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based on pro forma financial information for 2001 that has been adjusted for the item discussed in the following paragraph.

  New Accounting Standard for Goodwill and Other Intangible Assets. During 2001, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards No. 142 ''Goodwill and Other Intangible Assets'' (''FAS 142''), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). FAS 142 does not require retroactive restatement for all periods presented, however, the pro forma information for 2001 assumes that FAS 142 was in effect beginning January 1, 2001.

New Accounting Standard

          In addition to the pro forma adjustment previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance that requires retroactive restatement of all periods presented to reflect the new accounting provisions; therefore, this adjustment impacts both pro forma and historical results. This adjustment is discussed below.

Reimbursement of ''Out-of-Pocket'' Expenses

          In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (''EITF'') Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. This change in revenue classification impacts TWE's Cable segment, resulting in an increase in both revenues and costs of approximately $59 million on both a pro forma and historical basis in the first quarter of 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Significant Transactions and Nonrecurring Items

          As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

          As previously discussed, the Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $22 billion noncash pretax charge for the impairment of goodwill, all of which was generated in the Merger. The charge reflects the decline in AOL Time Warner's stock price since the Merger was announced in January 2000, is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

          Revenue and EBITDA by business segment are as follows (in millions):

	Three Months Ended March 31
	Revenues			EBITDA
	2002 Historical	2001(a)(b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

Cable	$1,736	$1,446	$1,446	$728	$661	$661
Filmed Entertainment	1,673	1,603	1,603	138	100	100
Networks	782	724	724	169	158	158
Corporate	—	—	—	(20)	(19)	(19)
Intersegment elimination	(164)	(172)	(172)	—	—	—

Total revenues and EBITDA	$4,027	$3,601	$3,601	$1,015	$900	$900
Depreciation and amortization	—	—	—	(344)	(277)	(922)

Total revenues and operating income (loss)	$4,027	$3,601	$3,601	$671	$623	$(22)

(a)	In order to enhance comparability, pro forma financial information for 2001 assumes that the adoption of FAS 142 had occurred at the beginning of 2001.
(b)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $59 million for the first quarter of 2001.

Consolidated Results

          TWE had revenues of $4.027 billion, income before the cumulative effect of an accounting change of $380 million and a net loss of $21.383 billion in 2002, compared to revenues of $3.601 billion and net income of $333 million on a pro forma basis in 2001 (revenues of $3.601 billion and net loss of $350 million on a historical basis).

          Revenues. TWE's revenues increased to $4.027 billion in 2002, compared to $3.601 billion in 2001. This increase was driven by an increase in Subscription revenues of 15% to $2.109 billion and an increase in Content and Other revenues by 10% to $1.623 billion. Advertising and Commerce revenues were relatively flat at $295 million.

          As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in Content and Other revenues was principally due to increased international theatrical results at the Filmed

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Entertainment segment. Advertising and Commerce revenues were relatively flat as increases at the Cable segment were offset by lower results due to the closure of the Studio Stores at the Filmed Entertainment segment.

          Depreciation and Amortization. Depreciation and amortization increased to $344 million in 2002 from $277 million on a pro forma basis in 2001 ($922 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment.

          Interest Expense, Net. Interest expense, net, decreased to $110 million in 2002, compared to $153 million on both a pro forma and historical basis in 2001, principally as a result of lower market interest rates in 2002. Included in interest expense, net, was interest income of $6 million in 2002 and $8 million on both a pro forma and historical basis in 2001.

          Other Expense, Net. Other expense, net, increased to $33 million in 2002, compared to $4 million on a pro forma basis in 2001 ($40 million on a historical basis). Other expense, net, increased primarily due to higher losses on certain investments accounted for using the equity method of accounting at the Cable segment and the absence in 2002 of pretax gains on the exchange of various consolidated cable television systems on a pro forma and historical basis in 2001 of TWE-A/N (attributable to the minority owners of TWE-A/N).

          Minority Interest. Minority interest expense increased to $109 million in 2002, compared to $101 million in 2001 ($103 million on a historical basis). Minority interest expense increased principally due to the allocation of higher net income to TWE's minority partners, which was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

          Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $39 million in 2002 and $32 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

          Net Income (Loss) Before the Cumulative Effect of an Accounting Change. TWE's net income before the cumulative effect of an accounting change increased to $380 million in 2002, compared to $333 million on a pro forma basis in 2001 (net loss of $350 million on a historical basis). TWE's net income before the cumulative effect of an accounting change increased due to higher EBITDA and decrease in interest expense, offset in part by increases in depreciation expense, minority interest and other expense.

Business Segment Results

          Cable. Revenues increased 20% to $1.736 billion in 2002, compared to $1.446 billion on both a pro forma and historical basis in 2001. EBITDA increased 10% to $728 million in 2002 from $661 million on both a pro forma and historical basis in 2001. Revenues increased due to a 17% increase in Subscription revenues (from $1.346 billion to $1.574 billion) and a 62% increase in Advertising and Commerce revenues (from $100 million to $162 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, the increase in basic cable subscribers. Similarly, digital cable subscribers managed by TWE increased by 68% to 3.6 million and high-speed data subscribers managed by TWE increased by 86% to 2.2 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches ($42 million in 2002 versus $17 million in 2001) and a general increase in general third-party advertising sales.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

          EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in programming costs of approximately 28% generally relates to programming rate increases across both the basic and digital services, the current year addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out.

          Filmed Entertainment. Revenues increased 4% to $1.673 billion in 2002, compared to $1.603 billion on both a pro forma and historical basis in 2001. EBITDA increased 38% to $138 million in 2002, compared to $100 million on both a pro forma and historical basis in 2001. The revenue increase was primarily related to the international theatrical success of Harry Potter and the Sorcerer's Stone and Ocean's Eleven and higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores, lower worldwide home video activity and reduced television license fees caused by the timing of product availability.

          EBITDA increased principally due to improvements related to the mix in theatrical product, primarily related to the profitability of Harry Potter and the Sorcerer's Stone.

          Networks. Revenues increased 8% to $782 million in 2002, compared to $724 million on both a pro forma and historical basis in 2001. EBITDA increased 7% to $169 million in 2002 from $158 million on both a pro forma and historical basis in 2001. Revenues grew primarily due to an increase in Subscription revenues and an increase in Content and Other revenues at HBO, offset in part by a decrease in Advertising and Commerce revenues at The WB Network.

          For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO's original programming. For The WB Network, the decrease in Advertising and Commerce revenues was driven by lower prime time ratings, partially offset by higher rates.

          EBITDA increased due to improved results at HBO, offset in part by lower results at The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues. For The WB Network, the EBITDA decline was principally due to lower Advertising and Commerce revenues and higher program license fees, offset in part by a decrease in marketing costs.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2002

Current Financial Condition

          At March 31, 2002, TWE had $7.6 billion of debt, $397 million of cash and equivalents (net debt of $7.2 billion, defined as total debt less cash and cash equivalents) and $37 billion of partnership capital, compared to $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partnership capital at December 31, 2001.

          As discussed in more detail below, management believes that TWE's operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements including agreements with AOL Time

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Warner and availability under its commercial paper program are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

          During the first three months of 2002, TWE's cash provided by operations amounted to $1.332 billion and reflected $1.015 billion of EBITDA, less $128 million of net interest payments and $38 million of net income taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $483 million.

          Cash provided by operations of $600 million on a pro forma basis for the first three months of 2001 reflected $900 million of EBITDA, less $163 million of net interest payments and $66 million of net income taxes paid. Cash flow from operations also reflects an increase in other working capital requirements of $71 million.

          The growth in cash flow from operations is being driven primarily by the increase in EBITDA, lower income taxes and interest paid, and improvements in working capital, partially offset by an increase in payments to settle restructuring and merger-related liabilities. On a historical basis in the first quarter of 2001, there was $600 million of cash provided by operations.

Investing Activities

          Cash used by investing activities was $587 million for the first three months of 2002, compared to $1.117 billion on both a pro forma and historical basis in 2001. The cash used by investing activities in 2002 reflects approximately $196 million of cash used for acquisitions and investments and $391 million of capital expenditures.

          The cash used by investing activities of $1.117 billion on both a pro forma and historical basis for the first three months of 2001 reflects $605 million of cash used for acquisitions and investments and $512 million of capital expenditures. The decrease in cash used by investing activities reflects lower acquisition spending and lower capital expenditures.

Financing Activities

          Cash used by financing activities was $598 million for the first three months of 2002. This compares to cash provided by financing activities of $595 million on both a pro forma and historical basis in 2001. The use of cash in 2002 primarily resulted from approximately $400 million of net payments on borrowings and capital distributions of $198 million.

          Cash provided by financing activities of $595 million on both a pro forma and historical basis for the first three months of 2001 primarily resulted from approximately $810 million of net incremental borrowings, offset in part by $215 million of capital distributions. The reduction in cash from financing activities reflects a decline in borrowings.

TWE Cash Flow Restrictions

          The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

and loans, which are subject to limitations. Under its bank credit agreement, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

Capital Expenditures

          TWE's overall capital expenditures for the three months ended March 31, 2002 was $391 million, a decrease of $121 million over capital expenditures on both a pro forma and historical basis for 2001 of $512 million. TWE's capital expenditures and the related decrease in capital expenditures is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital expenditures by the Cable segment amounted to $371 million the three months ended March 31, 2002, compared to $489 million for the three months ended March 31, 2001. As more systems are upgraded, the fixed portion of Cable's capital expenditures is replaced with spending that varies based on the number of new subscribers. Capital expenditures by the Cable segment is expected to continue to be funded by the Cable segment's operating cash flow.

Caution Concerning Forward-Looking Statements

          The Securities and Exchange Commission (the ''SEC'') encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as ''anticipates,'' ''estimates,'' ''expects,'' ''projects,'' ''intends,'' ''plans,'' ''believes'' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

          TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE's other filings with the SEC and the following:

  For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as ''digital must-carry,'' open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

  TIME WARNER ENTERTAINMENT COMPANY, L.P.
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

   For TWE's filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company's copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

   For TWE's network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder ''ad-stripping'' functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

          In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE's plans, strategies and intentions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET

	March 31, 2002 Historical (unaudited)	December 31, 2001 Historical

	(millions)
ASSETS
Current assets
Cash and equivalents	$397	$250
Receivables, including $409 and $501 million due from AOL Time Warner, less allowances of $907 and $910 million	2,550	3,480
Inventories	948	852
Prepaid expenses	350	326

Total current assets	4,245	4,908
Noncurrent inventories and film costs	2,250	2,187
Investments, including available-for-sale securities	2,235	2,308
Property, plant and equipment	8,646	8,573
Intangible assets subject to amortization	2,438	2,464
Intangible assets not subject to amortization	22,359	22,356
Goodwill	12,425	41,004
Other assets	1,283	1,258

Total assets	$55,881	$85,058

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$1,968	$2,218
Participations payable	1,095	1,014
Programming costs payable	492	455
Debt due within one year	2	2
Other current liabilities, including $918 and $666 million due to AOL Time Warner	2,367	2,616

Total current liabilities	5,924	6,305
Long-term debt, including $554 million due to AOL Time Warner at March 31, 2002	7,642	8,049
Other long-term liabilities, including $198 and $446 million due to AOL Time Warner	2,854	3,108
Minority interests	2,239	2,191
Partners' capital
Contributed capital	60,012	66,793
Accumulated other comprehensive loss, net	(25)	(6)
Partnership deficit	(22,765)	(1,382)

Total partners' capital	37,222	65,405

Total liabilities and partners' capital	$55,881	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2002 Historical	2001(a) Pro Forma	2001 Historical
	(millions)
Revenues:
Subscriptions	$2,109	$1,830	$1,830
Advertising and commerce	295	299	299
Content and other	1,623	1,472	1,472

Total revenues(b)	4,027	3,601	3,601
Cost of revenues(b)	(2,656)	(2,317)	(2,317)
Selling, general and administrative(b)	(663)	(625)	(625)
Amortization of goodwill and other intangible assets	(37)	(36)	(681)

Operating income (loss)	671	623	(22)
Interest expense, net(b)	(110)	(153)	(153)
Other expense, net(b)	(33)	(4)	(40)
Minority interest	(109)	(101)	(103)

Income (loss) before income taxes and cumulative effect of accounting change	419	365	(318)
Income taxes	(39)	(32)	(32)

Income (loss) before cumulative effect of accounting change	380	333	(350)
Cumulative effect of accounting change	(21,763)	—	—

Net income (loss)	$(21,383)	$333	$(350)

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).
(b)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:
Revenues	$223	$207	$207
Cost of revenues	(127)	(123)	(123)
Selling, general and administrative	(35)	(36)	(36)
Interest expense, net	4	3	3
Other expense, net	—	5	5

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001(a) Pro Forma	2001 Historical
	(millions)

OPERATIONS
Net income (loss)	$(21,383)	$333	$(350)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—	—
Depreciation and amortization	344	277	922
Amortization of film costs	396	452	452
Equity in losses of investee companies after distributions	42	12	48
Changes in operating assets and liabilities	170	(474)	(472)

Cash provided by operations	1,332	600	600

INVESTING ACTIVITIES
Investments and acquisitions	(196)	(605)	(605)
Capital expenditures	(391)	(512)	(512)

Cash used by investing activities	(587)	(1,117)	(1,117)

FINANCING ACTIVITIES
Borrowings	980	819	819
Debt repayments	(1,380)	(9)	(9)
Capital and other distributions	(198)	(215)	(215)

Cash provided (used) by financing activities	(598)	595	595

INCREASE IN CASH AND EQUIVALENTS	147	78	78
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306	306

CASH AND EQUIVALENTS AT END OF PERIOD	$397	$384	$384

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Historical
	(millions)

BALANCE AT BEGINNING OF PERIOD	$65,405	$6,926
Allocation of a portion of the purchase price in connection with America Online- Time Warner merger to TWE	—	59,518
Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142	(6,857)	—

Balance at beginning of period, adjusted to give effect to the America Online- Time Warner Merger and reallocation of goodwill upon adoption of FAS 142	58,548	66,444
Net loss	(21,383)	(350)
Other comprehensive income (loss)	(19)	14

Comprehensive loss	(21,402)	(336)
Distributions	74	(345)
Other	2	(2)

BALANCE AT END OF PERIOD	$37,222	$65,761

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

           AOL Time Warner Inc. (''AOL Time Warner'') is the world's first Internet-powered media and entertainment communications company. The Company was formed in connection with the merger of America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner'') which was consummated on January  11, 2001 (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

           A majority of AOL Time Warner's interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. (''TWE''). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital''), and 100% of the junior priority capital (''Series B Capital''). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T''). Due to the Company's 100% ownership of the Series B Capital, AOL Time Warner's economic interest in TWE exceeds 74.49%.

           TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

           Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) HBO and Cinemax, the leading pay-television services and (4) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming.

Basis of Presentation

Interim Financial Statements

           The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Form 10-K for the year ended December 31, 2001 (the ''2001 Form 10-K'').

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Basis of Consolidation

           The consolidated financial statements of TWE include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWE has a controlling voting interest, as if TWE and its subsidiaries were a single company. Intercompany transactions between the consolidated companies have been eliminated.

Revenue Classification Changes

           In November 2001, the Financial Accounting Standards Board (''FASB'') Staff issued as interpretive guidance EITF Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification will impact TWE's Cable segment, resulting in an increase in both revenues and costs of approximately $59 million on both a pro forma and historical basis in the first quarter of 2001.

Accounting for Business Combinations

           In July 2001, the FASB issued Statements of Financial Accounting Standards (''Statement'') No. 141, ''Business Combinations'' and No. 142, ''Goodwill and Other Intangible Assets'' (''FAS 142''). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

           Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2002 presentation.

2. MERGER AND RESTRUCTURING COSTS

America Online-Time Warner Merger

           In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations (''restructuring plans''). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $301 million during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

           Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001 (none of which was in the first quarter) and an additional $13 million was made in the first quarter of 2002. As of March 31, 2002, the remaining liability of approximately $75 million was classified as a current liability in the accompanying consolidated balance sheet.

           The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001 ($5 million of which was paid in the first quarter) and an additional $25 million was paid in the first quarter of 2002. As of March 31, 2002, the remaining liability of $81 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

           Selected information relating to the restructuring plans follows (in millions):

	Employee Termination	Exit Costs	Total

Initial accruals	$107	$194	$301
Cash paid—2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194
Cash paid—2002	(13)	(25)	(38)

Restructuring liability as of March 31, 2002	$75	$81	$156

3. GOODWILL AND INTANGIBLE ASSETS

           As discussed in Note 1, in January  2002, TWE adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of 2002.

           Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 6—Segment Information. This methodology differs from TWE's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

           Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

           The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in AOL Time Warner's stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company's reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, $6.857 billion of the goodwill generated in the Merger, which was previously allocated to the TWE segments, has been reallocated to other segments of AOL Time Warner.

           A summary of changes in the Company's goodwill during the quarter, and total assets at March 31, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets
	January 1, 2002(1)(2)	Acquisitions & Adjustments	Impairments	March 31, 2002	March 31, 2002

Cable	$19,048	$—	$(16,768)	$2,280	32,482
Filmed Entertainment	6,165	19	(2,851)	3,333	12,570
Networks(3)	8,934	22	(2,144)	6,812	10,203
Corporate	—	—	—	—	626

Total	$34,147	$41	$(21,763)	$12,425	$55,881

(1)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(2)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE's assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE's standalone financial statements because TWE is not subject to U.S. Federal income taxation.
(3)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

           As of March 31, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2002			As of December, 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Film library	$2,529	$(173)	$2,356	$2,529	$(138)	$2,391
Customer lists and other intangible assets	215	(133)	82	204	(131)	73

Total	$2,744	$(306)	$2,438	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises	$21,914	$(1,644)	$20,270	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$24,064	$(1,705)	$22,359	$24,061	$(1,705)	$22,356

           The Company recorded amortization expense of $37 million during the first quarter of 2002 compared to $36 million on a pro forma basis during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$156 million; 2003: $156 million; 2004: $150 million; 2005: $150 million; and 2006: $150 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

           During the first quarter of 2002, the Company acquired the following intangible assets:

	millions	Weighted Average Amortization Period

Other intangible assets	$11	10-15 years
Cable television franchises	3	Indefinite

Total	$14

           The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January  1, 2001, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

Three Months Ended March 31, 2001
(millions)
Net income (loss)

As reported—historical basis	$(350)
Add: Goodwill amortization	413
Add: Intangible amortization	232
Add: Equity investee goodwill amortization	36
Minority interest impact	2
Income tax impact	—

Adjusted	$333

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVENTORIES

           Inventories and film costs consist of:

	March 31, 2002	December 31, 2001
	(millions)

Programming costs, less amortization	$1,358	$1,285
Merchandise	178	158
Film costs—Theatrical:
Released, less amortization	659	650
Completed and not released	193	285
In production	433	346
Development and pre-production	39	36
Film costs—Television:
Released, less amortization	168	123
Completed and not released	142	95
In production	24	59
Development and pre-production	4	2

Total inventories and film costs(a)	3,198	3,039
Less current portion of inventory	948	852

Total noncurrent inventories and film costs	$2,250	$2,187

(a)	Does not include $2.356 billion and $2.391 billion of film library costs as of March 31, 2002 and December 31, 2001, respectively which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 3.

5. PARTNERS' CAPITAL

           TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price or the $9.25 market price of AOL Time Warner common stock (adjusted for the Merger) at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines.

           During the three months ended March 31, 2002, TWE accrued $159 million of tax-related distributions and reversed previous stock option distribution accruals of $233 million, based on closing prices of AOL Time Warner common stock of $23.65 at March 28, 2002 and $32.10 at December 31, 2001. During the three months ended March 31, 2001, TWE accrued $35 million of tax-related distributions and $310 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the three months ended March 31, 2002, TWE paid distributions to the AOL Time Warner General Partners in the amount of $174 million, consisting of $159 million of tax-related distributions and $15 million of stock option related distributions. During the three months ended March 31, 2001, TWE paid the AOL Time Warner General Partners distributions in the amount of $198 million, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. SEGMENT INFORMATION

           TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

           TWE's results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, supplemental pro forma operating results for 2001 have been presented as if FAS 142 had been applied at the beginning of 2001.

           The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,
	2002 Historical	2001(a) Pro Forma	2001(a) Historical
	(millions)

Revenues
Cable	$1,736	1,446	$1,446
Filmed Entertainment	1,673	1,603	1,603
Networks	782	724	724
Intersegment elimination	(164)	(172)	(172)

Total revenues	$4,027	$3,601	$3,601

(a)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $59 million for the first quarter of 2001.

Intersegment Revenues

           In the normal course of business, the TWE segments enter into transactions with one another. The most common types of intercompany transactions include:

   The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;
   The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and
   The Cable and Networks segments generating advertising and commerce revenue by cross-promoting the products and services of all TWE segments.

           These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by TWE's segments on intercompany transactions are as follows:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Intercompany Revenues
Cable	$1	$1	$1
Filmed Entertainment	97	94	94
Networks	66	77	77

Total intercompany revenues	$164	$172	$172

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
EBITDA(a)
Cable	$728	$661	$661
Filmed Entertainment	138	100	100
Networks	169	158	158
Corporate	(20)	(19)	(19)

Total EBITDA	$1,015	$900	$900

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, TWE's operating income was $671 million in 2002 and $623 million in 2001 (operating loss of $22 million on a historical basis).
	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Depreciation of Property, Plant and Equipment
Cable	$280	$211	$211
Filmed Entertainment	18	21	21
Networks	7	8	8
Corporate	2	1	1

Total depreciation	$307	$241	$241

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Amortization of Intangible Assets(a)
Cable	$1	$—	$488
Filmed Entertainment	34	34	98
Networks	2	2	95

Total amortization	$37	$36	$681

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

           As discussed in Note 3, when FAS 142 is initially applied, all goodwill recognized on the Company's consolidated balance sheet on that date is reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance requires that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company's reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, $6.857 billion of the goodwill generated in the

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Merger originally allocated to the TWE segments was reallocated to other segments of AOL Time Warner resulting in a change in segment assets. Following are TWE's assets by business segment, reflecting the reallocation of goodwill in accordance with FAS 142, as of March 31, 2002 and December 31, 2001:

	March 31, 2002 Historical	December 31, 2001 Historical
	(millions)
Assets
Cable	$32,482	$56,760
Filmed Entertainment	12,570	16,394
Networks	10,203	11,225
Corporate	626	679

Total assets	$55,881	$85,058

7. COMMITMENTS AND CONTINGENCIES

           In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On April 18, 2002, the defendants filed a petition of certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals and a decision on whether the court will hear the appeal is expected later in 2002.

           On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., the Company, Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (''ERISA''). Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

           TWE is also subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

           Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Cash payments made for interest	$(130)	$(171)	$(171)
Interest income received	2	8	8

Cash interest expense, net	$(128)	$(163)	$(163)

Cash payments made for income taxes	$(39)	$(67)	$(67)
Income tax refunds received	1	1	1

Cash taxes, net	$(38)	$(66)	$(66)

Other Expense, Net

           Other expense, net, consists of:

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Other investment-related activity, principally net losses on equity investees	$(33)	$3	$(33)
Losses on asset securitization programs	(4)	(6)	(6)
Miscellaneous	4	(1)	(1)

Total other expense, net	$(33)	$(4)	$(40)

Other Current Liabilities

           Other current liabilities consist of:

	March 31, 2002 Historical	December 31, 2001 Historical

Accrued expenses	$1,813	$1,940
Accrued compensation	156	275
Deferred revenues	330	350
Accrued income taxes	68	51

Total	$2,367	$2,616

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

          Management's discussion and analysis of results of operations and financial condition (''MD&A'') is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Warner Communications Inc. (''WCI'') and American Television and Communications Corporation (''ATC''), (collectively, the ''General Partners'') financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

  Overview. This section provides a general description of the General Partners' businesses, as well as recent developments that the General Partners believe are important in understanding their results of operations, as well as to anticipate future trends in those operations.
  Results of operations. This section provides an analysis of WCI's results of operations for the first quarter of 2002 relative to that of 2001. WCI is the only General Partner with independent business operations, therefore the results of ATC are not discussed. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.
  Financial condition and liquidity. This section provides an analysis of WCI's financial condition and cash flows as of and for the three months ended March 31, 2002.
  Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by the General Partners throughout MD&A are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

          On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (''TW Companies'') contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies' Filmed Entertainment, Cable Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (''TWE''), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the ''General Partner Guarantees'') (See Note 7). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. WCI and ATC are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

          The General Partners in the aggregate hold 63.27% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital'') of TWE and 100% of the junior priority capital (''Series B Capital'') of TWE. TW Companies holds, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (''AT&T'').

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

           WCI conducts substantially all of AOL Time Warner's music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom Inc. (''Time Warner Telecom''), and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

          On January 11, 2001, America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner'') merged to form AOL Time Warner, the world's first Internet-powered media and communications company (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each become an indirect, wholly owned, subsidiary of AOL Time Warner. The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners and the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

Use of EBITDA

          WCI, the only General Partner with independent business operations, evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (''EBITDA''). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the effect of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Investment in TWE

          In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T's interest by approximately 2.1% to approximately 27.6%.

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

of the Series A Capital and Residual Capital of TWE and reduce WCI's and ATC's interest in the Series A Capital by approximately 1.1% and .7%, respectively

          AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T's interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. The parties are in discussions regarding this registration rights process and alternatives thereto. TWE cannot at this time predict the outcome or effect, if any, of these discussions.

Acquisition of Word Entertainment

          In January 2002, WCI completed its purchase of Word Entertainment (''Word'') from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

New Accounting Standards

          In the first quarter of 2002, the General Partners adopted new accounting guidance in several areas, some of which require retroactive restatement of all periods presented to reflect the new accounting provisions.

Goodwill and Other Intangible Assets

          During 2001, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards No. 142 ''Goodwill and Other Intangible Assets'' (''FAS 142''), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. WCI has provided pro forma information for 2001 assuming that FAS 142 was in effect beginning January 1, 2001 (Note 5).

Reimbursement of ''Out-of-Pocket'' Expenses

          In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (''EITF'') Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for the General Partners in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts WCI, resulting in an increase in both revenues and costs of approximately $31 million in the first quarter of 2001.

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Emerging Issues Task Force Issue No. 01-09

          In April 2001, the FASB's EITF reached a final consensus on EITF Issue No. 00-25, ''Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,'' which was later codified along with other similar issues, into EITF 01-09, ''Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products'' (''EITF 01-09''). EITF 01-09 was effective for the General Partners in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts WCI and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, WCI's revenues and costs each were reduced by an equal amount of approximately $8 million in the first quarter of 2001.

Other Significant Transactions and Nonrecurring Items—General Partners

          As more fully described herein and in the related footnotes, the comparability of WCI's and ATC's operating results has been affected by certain significant transactions and nonrecurring items in each period.

          As previously discussed, the General Partners adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the General Partners individually completed their impairment reviews, resulting in WCI recording an approximate $19 billion noncash charge and ATC recording an approximate $10 billion noncash charge for the impairment of goodwill, all of which was generated in the Merger. Approximately $14 billion of WCI's charge and all of ATC's charge was the result of goodwill impairment charges recorded at TWE and certain AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges reflect overall market declines since the Merger was announced in January 2000, are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 5).

          In addition to the impairment charges of approximately $19 billion for WCI and approximately $10 billion for ATC to reflect the cumulative effect of an accounting change, the General Partners' operating results for the three months ended March 31, 2002 included (i) merger and restructuring costs of approximately $4 million at WCI (Note 3) and (ii) noncash pretax charges of approximately $258 million at WCI and approximately $175 million at ATC to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including $255 million at WCI and $175 million at ATC related to the write-down of the General Partners' respective investments in Time Warner Telecom, an equity investee (Note 4).

          For the three months ended March 31, 2001, WCI's operating results included a noncash pretax charge of approximately $9 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value.

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

          In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant transactions and nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

          WCI had revenues of $947 million and income before the cumulative effect of an accounting change of $12 million in 2002, compared to revenues of $904 million and a net loss of $388 million in 2001. EBITDA, excluding the $4 million of merger and restructuring charges in 2002, increased 2% to $96 million in 2002 from $94 million in 2001. Operating income was $21 million in 2002 compared to an operating loss of $134 million in 2001. Revenues increased primarily due to higher worldwide sales as well as the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates on international revenues. The increase in EBITDA is due primarily to the revenue increase. The increase in operating income was principally due to a reduction in amortization associated with the adoption of FAS 142 as previously discussed. As of March 31, 2002, WCI's music operations had increased its domestic album market share to 18.0%, compared to 15.7% at March 31, 2001.

          Equity in Pretax Income (Loss) of TWE. WCI's equity in the pretax income of TWE was income of $228 million in 2002, compared to a loss of $136 million in 2001. TWE's pretax income increased in 2002 as compared to 2001 principally as a result of a decrease in amortization expense resulting from the adoption of FAS 142.

          Interest Expense, Net. Interest expense, net, was $8 million in 2002 compared to zero in 2001. The increase was principally the result of the recognition of interest associated with a long-term liability for artist contracts.

          Other Expense, Net. Other expense, net, excluding the significant transactions and nonrecurring items previously discussed, was $1 million in 2002, compared to $99 million in 2001. The decrease in other expense, net was principally the result of a decrease in losses from certain investments accounted for under the equity method of accounting. In 2001, these losses primarily related to the amortization of goodwill and intangible assets associated with these investments. In 2002, under FAS 142, the amortization of goodwill and indefinite lived intangible assets associated with these investments ceased.

          Income Tax Provision. The relationship between income before income taxes and income tax expense for the General Partners is principally affected by certain financial statement expenses that are not deductible for income tax purposes and foreign income taxed at different rates. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2002

Financial Condition

          WCI had $27.6 billion of equity at March 31, 2002, compared to $57.4 billion of equity at December 31, 2001. Cash and equivalents decreased to zero at March 31, 2002, compared to $40 million at December 31, 2001. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period.

                    ATC had $15.3 billion of equity at March 31, 2002, compared to $28.3 billion at December 31, 2001. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

          In the first three months of 2002, WCI's cash provided by operations amounted to $328 million and reflected $92 million of EBITDA, $71 million of noncash depreciation and amortization expense, $103 million of distributions from TWE, $60 million of net income tax refunds (including $73 million paid to TW Companies under a tax sharing agreement) and $2 million related to a decrease in other working capital requirements. In the first three months of 2001, cash provided by WCI's operations of $429 million reflected $94 million of EBITDA, $228 million of noncash depreciation and amortization expense, $117 million of distributions from TWE, $2 million of net income tax refunds (including $32 million paid to TW Companies under a tax sharing agreement) less $12 million related to an increase in other working capital requirements.

          Cash used by investing activities increased to $133 million in the first three months of 2002, compared to $40 million in the first three months of 2001 primarily due to an increase in investments and acquisitions, including the acquisition of Word.

          Cash used by financing activities increased to $235 million in the first three months of 2002, compared to $233 million in the first three months of 2001 as a result of increased advances to TW Companies, offset in part by a decrease in dividends.

          Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

          WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the three months ended March 31, 2002, the General Partners received an aggregate $174 million of distributions from TWE, consisting of $159 million of tax-related distributions and $15 million of stock option related distributions. During the three months ended March 31, 2001, the General Partners received an aggregate $198 million of distributions, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions. Of such aggregate distributions, WCI received $103 million during the three months ended March 31, 2002 and $117 million in 2001 and ATC received $71 million during the three months ended March 31, 2002 and $81 million in 2001.

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

          The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as ''anticipates,'' ''estimates,'' ''expects,'' ''projects,'' ''intends,'' ''plans,'' ''believes'' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the General Partners are under no obligation to (and expressly disclaim any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

          The General Partners operate in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The General Partners' actual results could differ materially from management's expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in other filings with the SEC and the following, which includes factors and risks inherent in the General Partners' investment in TWE:

   For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as ''digital must-carry,'' open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; and greater than expected increases in programming or other costs.

   For TWE's filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments which may facilitate piracy of the Company's copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

   For TWE's network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic

TWE GENERAL PARTNERS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

  cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder ''ad-stripping'' functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

  For WCI's music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of programming by means of Internet peer-to-peer file sharing; its ability to develop a successful business model applicable to a digital online environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; and the overall strength of global music sales.

          In addition, the General Partners' overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the General Partners' plans, strategies and intentions.

TWE GENERAL PARTNERS
CONSOLIDATED BALANCE SHEETS

	WCI		ATC
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
	(Unaudited)		(Unaudited)
	(millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents	$—	$40	$—	$—
Receivables, less allowances of $342 and $355 million	677	944	—	—
Inventories	134	121	—	—
Prepaid expenses	754	708	—	—

Total current assets	1,565	1,813	—	—

Investments in and amounts due to and from TWE	19,968	36,834	13,702	25,292
Investments in TW Companies	103	103	60	60
Other investments	3,787	6,084	1,417	3,047
Intangible assets subject to amortization	2,960	2,926	—	—
Intangible assets not subject to amortization	1,643	1,643	—	—
Goodwill	1,074	11,799	262	262
Other assets, primarily property, plant and equipment	618	621	—	—

Total assets	$31,718	$61,823	$15,441	$28,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$228	$222	$—	$—
Royalties payable	887	891	—	—
Other current liabilities	705	894	—	—

Total current liabilities	1,820	2,007	—	—

Deferred income taxes	1,520	1,656	53	124
Other long-term liabilities, including $117, $264, $98 and $199 million, respectively, due to TW Companies	795	736	98	199

Shareholders' equity
Common stock	1	1	1	1
Preferred stock of WCI, $.01 par value, 90,000 shares outstanding and $90 million liquidation preference	—	—	—	—
Paid-in capital	49,347	60,162	26,261	29,773
Retained deficit	(20,771)	(1,969)	(10,164)	(657)

	28,577	58,194	16,098	29,117

Due from TW Companies, net	(408)	(184)	(472)	(443)
Reciprocal interest in TW Companies stock	(586)	(586)	(336)	(336)

Total shareholders' equity	27,583	57,424	15,290	28,338

Total liabilities and shareholders' equity	$31,718	$61,823	$15,441	$28,661

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	WCI		ATC
	2002	2001	2002	2001
	(millions)
Content and other revenues(a)	$947	$904	$—	$—

Cost of revenues(a)	(543)	(405)	—	—
Selling, general and administrative(a)	(340)	(427)	—	—
Amortization of goodwill and other intangibles	(43)	(206)	—	—

Operating income (loss)	21	(134)	—	—
Equity in pretax income (loss) of TWE(a)	228	(136)	155	(93)
Interest expense, net	(8)	—	—	—
Other expense, net(a)	(259)	(108)	(172)	(72)

Loss before income taxes and cumulative effect of accounting change	(18)	(378)	(17)	(165)
Income tax benefit (expense)(a)	30	(10)	22	1

Income (loss) before cumulative effect of accounting change	12	(388)	5	(164)
Cumulative effect of accounting change	(18,962)	—	(9,603)	—

Net loss	$(18,950)	$(388)	$(9,598)	$(164)

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:
Revenues	$55	$49	$—	$—
Cost of revenues	(2)	(1)	—	—
Selling, general and administrative	(4)	19	—	—
Equity in pretax income (loss) of TWE	(20)	(22)	—	—
Other expense, net	18	18	—	—
Income tax benefit (expense)	73	32	36	12

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	WCI		ATC
	2002	2001	2002	2001
	(millions)
OPERATIONS
Net loss	$(18,950)	$(388)	$(9,598)	$(164)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	18,962	—	9,603	—
Depreciation and amortization	71	228	—	—
Excess (deficiency) of distributions over equity in pretax income of TWE	(125)	253	(84)	174
Equity in losses of other investee companies after distributions	1	110	172	72
Changes in operating assets and liabilities	369	226	(58)	9

Cash provided by operations	328	429	35	91

INVESTING ACTIVITIES
Investments and acquisitions	(116)	(18)	—	—
Capital expenditures	(17)	(22)	—	—

Cash used by investing activities	(133)	(40)	—	—

FINANCING ACTIVITIES
Dividends	(11)	(99)	(6)	(66)
Increase in amounts due from TW Companies, net	(224)	(134)	(29)	(25)

Cash used by financing activities	(235)	(233)	(35)	(91)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(40)	156	—	—
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	40	36	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$192	$—	$—

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Months Ended March 31,
(Unaudited)

	WCI		ATC
	2002	2001	2002	2001
	(millions)
BALANCE AT BEGINNING OF PERIOD	$57,424	$8,776	$28,338	$2,075
Allocation of a portion of the purchase price of the America Online-Time Warner merger to WCI and ATC	—	52,949	—	28,221
Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142	(10,815)	—	(3,512)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner Merger and reallocation of goodwill upon adoption of FAS 142	46,609	61,725	24,826	30,296

Net loss	(18,950)	(388)	(9,598)	(164)
Other comprehensive income (loss)	11	10	(4)	4

Comprehensive loss	(18,939)	(378)	(9,602)	(160)

(Increase) decrease in stock option distribution liability to TW Companies	138	(184)	95	(126)
Dividends	(2)	(2)	—	—
Transfers to TW Companies, net	(224)	(134)	(29)	(25)
Other	1	(1)	—	—

BALANCE AT END OF PERIOD	$27,583	$61,026	$15,290	$29,985

See accompanying notes.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

          On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (''TW Companies'') contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies' Filmed Entertainment, Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (''TWE''), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the ''General Partner Guarantees,'' see Note 7). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. (''WCI'') and American Television and Communications Corporation (''ATC'') are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the ''General Partners.''

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

          On January 11, 2001, America Online, Inc. (''America Online'') and Time Warner Inc. (''Time Warner'') merged to form AOL Time Warner Inc. (''AOL Time Warner''), the world's first Internet-powered media and communications company (the ''Merger''). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned, subsidiary of AOL Time Warner.

Basis of Presentation

 Interim Financial Statements

          The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners included in TWE's Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Classification Changes

 Reimbursement of ''Out-of-Pocket'' Expenses

          In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (''EITF'') Topic No. D-103, ''Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred'' (''Topic D-103''). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for the General Partners in the first quarter of 2002.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts WCI, resulting in an increase in both revenues and costs of approximately $31 million in the first quarter of 2001.

Emerging Issues Task Force Issue No. 01-09

          In April 2001, the FASB's EITF reached a final consensus on EITF Issue No. 00-25, ''Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,'' which was later codified along with other similar issues, into EITF 01-09, ''Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products'' (''EITF 01-09''). EITF 01-09 was effective for the General Partners in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts WCI and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, WCI's revenues and costs each were reduced by an equal amount of approximately $8 million in the first quarter of 2001.

Accounting for Business Combinations

          In July 2001, the FASB issued Statements of Financial Accounting Standards (''Statement'') No. 141, ''Business Combinations'' and No. 142, ''Goodwill and Other Intangible Assets'' (''FAS 142''). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the General Partners in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, WCI and ATC recorded one-time, noncash charges of approximately $19 billion and $10 billion, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. Approximately $14 billion of WCI's charge and all of ATC's charge were the result of goodwill impairment charges recorded at TWE and certain AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. For additional discussion on the impact of adopting FAS 142, see Note 5.

Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the March 31, 2002 presentation.

2. WORD ENTERTAINMENT ACQUISITION

          In January 2002, WCI completed its purchase of Word Entertainment (''Word'') from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

          WCI is currently in the process of allocating the purchase price paid to acquire Word. Based upon a preliminary purchase price allocation, as of March 31, 2002, approximately $10 million has been allocated to copyrights, approximately $20 million has been allocated to music catalogues and approximately $20 million of the purchase price has been allocated to goodwill.

3. MERGER-RELATED COSTS

Merger Costs

          In accordance with generally accepted accounting principles, WCI generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

          In connection with the Merger, WCI has reviewed its operations and implemented several plans to restructure its operations (''restructuring plans''). As part of the restructuring plans, WCI accrued an initial restructuring liability of approximately $312 million during the first quarter of 2001. WCI adjusted these restructuring liabilities downward by $3 million during 2001 as it refined its restructuring plans. The restructuring accruals relate to costs to exit and consolidate certain activities at WCI, as well as costs to terminate employees of WCI. Such amounts were recognized as liabilities assumed in the purchase business combination and, accordingly, resulted in additional goodwill being recorded in connection with the Merger.

          Of the total restructuring accruals, $261 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $52 million were made in 2001 (none of which was paid in the first quarter) and an additional $32 million was paid in the first quarter of 2002. As of March 31, 2002, the remaining liability of approximately $177 million was primarily classified as a current liability in WCI's accompanying balance sheet.

          The restructuring accrual also includes approximately $48 million associated with exiting certain activities. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $7 million in 2001 (none of which was paid in the first quarter) and an additional $6 million was paid in the first quarter of 2002. As of March 31, 2002, the remaining liability of $35 million was primarily classified as a long-term liability in WCI's accompanying consolidated balance sheet.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

          Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee Termination	Other Exit Costs	Total

Initial accruals	$261	$48	$309
Cash paid—2001	(52)	(7)	(59)

Restructuring liability as of December 31, 2001	209	41	250
Cash paid—2002	(32)	(6)	(38)

Restructuring liability as of March 31, 2002	$177	$35	$212

Merger Costs Expensed as Incurred

          During 2002, the restructuring plans included approximately $4 million of merger costs that were expensed as incurred, all of which were paid by March 31, 2002, and are included in operating income (loss) in the accompanying consolidated statement of operations.

          During 2001, the restructuring plans included approximately $37 million of merger costs, relating to the renegotiation of various contractual commitments, that were expensed as incurred and included in operating income (loss) in the accompanying consolidated statement of operations (none of which was recognized in the first quarter). As of March 31, 2002, approximately $11 million of the $37 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

4. INVESTMENTS

Investment Write-Downs

          The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in WCI's and ATC's portfolios. Similarly, WCI and ATC experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, WCI and ATC recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $258 million at WCI and approximately $175 million at ATC in the first quarter of 2002.

          Included in the 2002 charge is a charge of approximately $255 million at WCI and $175 million at ATC to reduce the General Partners' respective investment in Time Warner Telecom Inc. (''Time Warner Telecom'') for a decline deemed to be other than temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of both WCI's and ATC's investment in Time Warner Telecom was adjusted upward in the Merger by approximately $992 million and $682 million, respectively, to their estimated fair values. Since the date of the Merger, Time Warner Telecom's share price has declined significantly, resulting in impairment charges of approximately $542 million for WCI and

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$372 million for ATC in 2001 and approximately $255 million for WCI and $175 million for ATC in the first quarter of 2002.

          Since March 31, 2002, there has been a further decline in the fair value of the General Partners' investment in Time Warner Telecom. As a result, as of May 2, 2002, the fair value of WCI's and ATC's investment in Time Warner Telecom has declined by approximately $71 million and $49 million, respectively, representing a further decline from the Merger-adjusted value noted above. Consistent with its policy, management will continually evaluate whether such a decline in fair value should be considered to be other-than-temporary. Depending on the future performance of Time Warner Telecom, the General Partners may be required to record an additional significant noncash charge to write down its investment to fair value due to a decline that is deemed to be other-than-temporary. Any such additional charge would be unrelated to the General Partners' core operations and would be recorded in other income (expense), net.

          As of March 31, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, including approximately 20% by WCI and approximately 14% by ATC, 14% by the Advance/Newhouse minority partners to TWE-A/N and 42% by other third parties. The General Partners' interests in Time Warner Telecom are being accounted for under the equity method of accounting. For the year ended December 31, 2001, Time Warner Telecom had revenues, operating loss and net loss of $738 million, $30 million and $81 million, respectively. On May 7, 2002, Time Warner Telecom announced in its earnings release that revenues, operating loss and net loss for the first three months of 2002 were $169 million, $19 million and $43 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

          As discussed in Note 1, in January 2002, the General Partners adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. The General Partners will perform their annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of 2002.

          Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of applying the provisions of FAS 142, both WCI and ATC are considered one reporting unit. This methodology differs from the General Partners' previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

          Upon adoption of FAS 142 in the first quarter of 2002, WCI recorded an approximate $19 billion noncash charge and ATC recorded an approximate $10 billion noncash charge relating to the impairment of goodwill, all of which was generated in the Merger. Approximately $5 billion of WCI's charge related to its wholly owned music business, while the remaining approximately $14 billion of WCI's charge and all of ATC's charge were the result of goodwill impairment charges recorded at TWE and certain other AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. Such charges are nonoperational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of WCI's music business and the reporting units underlying the General Partners' investments in TWE and certain AOL Time Warner

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

consolidated subsidiaries accounted for under the equity method of accounting were estimated using either the expected present value of future cash flows of the reporting unit or recent comparable transactions.

          The FAS 142 goodwill impairment is associated solely with goodwill resulting from the AOL Time Warner Merger. The amount of the impairment primarily reflects the overall market declines since the AOL Time Warner Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to AOL Time Warner as a whole be assigned to all of AOL Time Warner's reporting units, including the reporting unit of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated from WCI's music business and the reporting units underlying the General Partners' investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting to other segments of AOL Time Warner.

          A summary of changes in the WCI's goodwill during the quarter is as follows (in millions):

	Goodwill
	January 1, 2002(1)	Acquisitions & Adjustments(2)	Impairments(3)	March 31, 2002

Total	$5,857	$13	$(4,796)	$1,074

(1)	Reflects the reallocation of $5.942 billion of goodwill to other segments of AOL Time Warner under FAS 142.
(2)	Acquisitions primarily relate to WCI's preliminary purchase price allocation for the acquisition of Word. In addition, the ultimate goodwill associated with certain acquisitions continues to be adjusted as the value of the assets and liabilities acquired are finalized.
(3)	The impairment charge does not include approximately $14 billion related to goodwill impairments associated with investments accounted for under the equity method of accounting.

        As of March 31, 2002 and December 31, 2001, WCI's intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2002			As of December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Music catalogues and copyrights(1)	$3,156	$(196)	$2,960	$3,079	$(153)	$2,926

Intangible assets not subject to amortization:
Brands and trademarks(1)	$1,700	$(57)	$1,643	$1,700	$(57)	$1,643

(1)	Amount represents intangible assets related to WCI's music operations.

          WCI recorded amortization expense of $43 million during the first quarter of 2002 compared to $206 million during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $174 million; 2003: $170 million; 2004: $170 million; 2005: $170 million; and 2006: $156 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

          During the first quarter of 2002, WCI acquired the following intangible assets:

	millions	Weighted Average Amortization Period

Music catalogues and copyrights	$77	15 years

          The 2001 results do not reflect the provisions of FAS 142. Had WCI and ATC adopted FAS 142 on January 1, 2001, the net income (loss) would have been changed to the adjusted amounts indicated below:

	Three Months Ended March 31, 2001
	(millions)
	WCI	ACT
As reported—historical basis	$(388)	$(164)
Add: Goodwill amortization	148	—
Add: Intangible amortization	14	—
Add: TWE goodwill and intangible amortization	405	278
Add: Equity investee goodwill amortization	107	78
Income tax impact	(210)	(142)

Adjusted	$76	$50

6. INVESTMENT IN TWE

          The General Partners' investment in and amounts due to and from TWE at March 31, 2002 and December 31, 2001 consists of the following:

March 31, 2002	WCI	ATC
	(millions)
Investment in TWE	$19,775	$13,621
Stock option related distributions due from TWE	117	81
Other net receivables due from TWE	76	—

Total	$19,968	$13,702

December 31, 2001	WCI	ATC
	(millions)
Investment in TWE	$36,490	$25,110
Stock option related distributions due from TWE	264	182
Other net receivables due from TWE	80	—

Total	$36,834	$25,292

          The General Partners' respective investments in TWE declined significantly during the quarter, primarily the result of the General Partners' share of TWE's $21.763 billion cumulative effect of an accounting change relating to the adoption of FAS 142. In addition, upon the adoption of FAS 142, $6.857 billion of goodwill at TWE generated in the Merger was reallocated to other segments of AOL Time Warner thereby reducing TWE's net assets. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Partnership Structure and Allocation of Income

          TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold 63.27% of the pro rata priority capital (''Series A Capital'') and residual equity capital (''Residual Capital'') of TWE and 100% of the junior priority capital (''Series B Capital'') of TWE. TW Companies, directly or indirectly, holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

          In addition to its existing interest in TWE, AT&T has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that AT&T is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted Cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through 2005. The option exercise price is dependent upon the year of exercise and, assuming the full amount of the option is vested, ranges from an exercise price of approximately $1.4 billion currently to $1.8 billion in 2005. Either AT&T or TWE may elect that the exercise price be paid with partnership interests rather than cash. AT&T initiated a process by which an independent investment banking firm has determined the amount by which AT&T would increase its interest in TWE if it were to exercise the option and were to pay the exercise price with partnership interests rather than cash. On April 19, 2002, AT&T delivered to TWE a notice of the exercise of the option on a cashless basis effective May 31, 2002. The exercise of this option will increase AT&T's interest by approximately 2.1% to approximately 27.6% of the Series A Capital and Residual Capital of TWE and reduce WCI's and ATC's interest in the Series A Capital by approximately 1.1% and .7%, respectively.

          AT&T also has the right, during 60 day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T's interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T's partnership interests for public sale. The parties are in discussions regarding this registration rights process and alternatives thereto. TWE cannot at this time predict the outcome or effect, if any, of these discussions.

          The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. A portion of TWE's net income has been allocated to the limited partnership interests.

Summarized Financial Information of TWE

          TWE's summarized financial information for 2002 includes the impact of the adoption of FAS 142 effective January 1, 2002, which causes the 2002 summarized financial information to not be comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2002 more meaningful, pro forma financial information for 2001 has been provided supplementally as if FAS 142 had been in effect beginning January 1, 2001. In addition, TWE's historical financial information for 2001 has been restated for the impact of Topic D-103 and EITF 01-09. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Operating Statement Information
Revenues	$4,027	$3,601	$3,601
Operating income (loss)	671	623	(22)
Interest expense, net	(110)	(153)	(153)
Other expense, net	(33)	(4)	(40)
Minority interest	(109)	(101)	(103)
Income (loss) before income taxes and cumulative effect of an accounting change	419	365	(318)
Income (loss) before cumulative effect of an accounting change	380	333	(350)
Net income (loss)	(21,383)	333	(350)

	Three Months Ended March 31,
	2002 Historical	2001 Pro Forma	2001 Historical
	(millions)
Cash Flow Information
Cash provided by operations	$1,332	$600	$600
Investments and acquisitions	(196)	(605)	(605)
Capital expenditures	(391)	(512)	(512)
Borrowings	980	819	819
Debt repayments	(1,380)	(9)	(9)
Capital distributions	(198)	(215)	(215)
Increase in cash and equivalents	147	78	78

	March 31, 2002 Historical	December 31, 2001 Historical
	(millions)
Balance Sheet Information
Cash and equivalents	$397	$250
Total current assets	4,245	4,908
Total assets	55,881	85,058
Total current liabilities	5,924	6,305
Long-term debt	7,642	8,049
Minority interests	2,239	2,191
Partners' capital	37,222	65,405

Capital Distributions

          The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 2002 and December 31, 2001, the General Partners had recorded $198 million and $446 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner stock of $23.65 at March 28, 2002 and $32.10 as of December 31, 2001. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 2002, the General Partners received cash distributions from TWE in the amount of $174 million, consisting of $159 million of tax-related distributions and $15 million of stock option related distributions. During the three months ended March 31, 2001, the General Partners received cash distributions from TWE in the amount of $198 million, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions. Of such aggregate distributions, WCI

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

received $103 million during the first three months of 2002 and $117 million in 2001 and ATC received $71 million during the first three months of 2002 and $81 million in 2001.

7. GENERAL PARTNER GUARANTEES

          Each General Partner has guaranteed a pro rata portion of approximately $5.0 billion of TWE's public debt, borrowings under its commercial paper program and certain bank debt, including accrued interest at March 31, 2002, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

          The portion of TWE debt and accrued interest at March 31, 2002 that was guaranteed by each General Partner is set forth below:

	Total Guaranteed by Each General Partner
General Partner	%	Amount
	(dollars in millions)
WCI	59.27	$2,963.4
ATC	40.73	2,036.4

Total	100.00	$4,999.8

8. COMMITMENTS AND CONTINGENCIES

          In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. TWE paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On April 18, 2002, the defendants filed a petition of certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals and a decision on whether the court will hear the appeal is expected later in 2002.

          On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (''ERISA''). Due to its preliminary status, WCI is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

          WCI is subject to a number of state and federal class action lawsuits as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. Although WCI believes that, as to each of these actions, the cases have no merit, adverse jury verdicts could result in a material loss. WCI is unable to predict the outcomes of the litigation and cannot reasonably estimate a range of possible loss given the current status of the cases. Two competition investigations also are currently pending in Europe. WCI is cooperating in these investigations, but is unable to predict their outcomes given their current status.

          The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against WCI or TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI's business, financial condition and operating results.

9. ADDITIONAL FINANCIAL INFORMATION

          Additional financial information with respect to cash flows is as follows:

	Three Months Ended March 31,
	2002		2001
	WCI	ATC	WCI	ATC
	(millions)
Cash payments made for interest	$3	$—	$3	$—
Interest income received	2	—	3	—
Net cash refunds for income taxes	60	36	2	12
Tax-related distributions received from TWE	94	65	20	15
Noncash capital distributions, net	(138)	(95)	(184)	(126)

Part II. Other Information

Item 1. Legal Proceedings.

          Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al. described on page 38 of TWE's 2001 Form 10-K for the year ended December 31, 2001 (the ''2001 Form 10-K''). On March 29, 2002, the Georgia Court of Appeals reinstated its prior decision against the defendants, which had affirmed the original punitive damages award in its entirety. On April 18, 2002, the defendants filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals.

          On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., TWE, Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (''ERISA''). Due to its preliminary status, TWE is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 2002.

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

Dated: May 9, 2002