Form 10-Q
period 2002-09-30
TIME WARNER ENTERTAINMENT CO L P; WARNER COMMUNICATIONS INC; AMERICAN TELEVISION & COMMUNICATIONS CORP
filed 2002-11-14
CIK 893657, 104650, 5910

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2002, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to .

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3666692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

American Television and Communications Corporation	Delaware	13-2922502
Warner Communications Inc.	Delaware	13-2696809
(Exact name of registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 Rockefeller Plaza
New York, New York 10019
(212) 484-8000

(Address, including zip code, and telephone number, including area code, of each registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x                       No

TIME WARNER ENTERTAINMENT COMPANY, L.P.
AND TWE GENERAL PARTNERS

INDEX TO FORM 10-Q

	Page

		TWE
		General
	TWE	Partners

PART I. FINANCIAL INFORMATION
Management’s discussion and analysis of results of operations and financial condition	1	35
Consolidated balance sheet at September 30, 2002 and December 31, 2001	17	45
Consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001	18	46
Consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001	19	48
Consolidated statement of partnership capital and shareholders’ equity for the nine months ended September 30, 2002 and 2001	20	49
Notes to consolidated financial statements	21	50

PART II. OTHER INFORMATION	63

TIME WARNER ENTERTAINMENT COMPANY, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of TWE’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2002 relative to the comparable periods in 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2002 and cash flows for the nine months ended September 30, 2002.

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances. In addition, a description is provided of the risk factors that could adversely affect the operations, business or financial results of the Company or its business segments.

OVERVIEW

Description of Business

     AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly-owned subsidiary of AOL Time Warner.

     A majority of AOL Time Warner’s interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through TWE. AOL Time Warner owns general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 72.36%. The preceding ownership percentages reflect AT&T’s exercise of a one-time option to acquire additional interests in the Series A Capital and Residual Capital as discussed in more detail below under “Recent Developments.”

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Use of EBITDA

     TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other measures, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s cash flow measures (operating cash flow) which are discussed in detail beginning on page 13.

Recent Developments

Ownership Interest in TWE

     During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. This transaction had no impact on the TWE financial statements as it represents a transaction between its partners.

     In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As a result of the restructuring, AOL Time Warner will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, almost all of AOL Time Warner’s interests in TWE and all of its interests in cable television systems held through wholly-owned subsidiaries will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and be renamed “Time Warner Cable Inc.” In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain both a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

     Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the closing of the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to pay off Time Warner Cable Inc. debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc.

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

     As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to August 1, 2002, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

     On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The net impact of the deconsolidation of these systems was a reduction of Cable’s previously reported six months ended June 30, 2002, revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of Cable’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of Cable’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively.

     As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, AOL Time Warner has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of AOL Time Warner’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the year.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     In connection with the TWE-A/N restructuring, TWE recognized a noncash pretax gain of approximately $1.2 billion, related to the difference between the carrying value and fair value of AT&T’s interest in the Advance/Newhouse Systems with the fair value being determined by reference to the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2002. There was no gain related to AOL Time Warner’s interest as this gain relates to AT&T’s interest in TWE-A/N and it is substantially offset by AOL Time Warner’s minority interest expense, which is similarly included as part of AOL Time Warner’s discontinued operations. Additionally, there is no impact on TWE’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

     TWE’s results for 2002 have been impacted by the following transactions and events that cause them not to be comparable to the results reported in 2001.

•	New Accounting Standard for Goodwill and Other Intangible Assets. During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3).

•	Consolidation of Road Runner. In August 2002, AOL Time Warner acquired Advance/Newhouse’s 17% indirect ownership in Road Runner. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

Discontinued Operations

     As previously discussed in “Restructuring of TWE-Advance/Newhouse Partnership and Road Runner,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, as of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

New Accounting Standard

     In addition to the transactions previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance that requires retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

     In January 2002, the FASB Staff reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $49 million in the third quarter of 2001 and $142 million for the first nine months of 2001.

Other Significant Nonrecurring Item

     The Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $22 billion noncash pretax charge for the impairment of goodwill, all of which was generated in the Merger. The charge reflects the decline in AOL Time Warner’s stock price since the Merger was announced in January 2000, is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3).

     The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. While the Company’s overall goodwill impairment analysis will not be completed until the fourth quarter, based on the current market capitalization of AOL Time Warner as implied by AOL Time Warner’s stock price and current market conditions in the Cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include the results of the Company’s overall current budgeting and long-term plan process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will take into consideration AOL Time Warner’s overall market capitalization as well as the extent to which the stock price of comparable companies in the Cable industry continue to experience a sustained decline in values. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the Company’s liquidity or result in the non-compliance of any debt covenants. In addition, TWE would record any such noncash charge as a component of operating income.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenue and EBITDA by business segment are as follows (in millions):

	Three Months Ended September 30

	Revenues		EBITDA

	2002	2001(a)	2002	2001

Cable(b)	$1,471	$1,258	$582	$540
Filmed Entertainment	1,745	1,689	170	204
Networks	824	726	207	184
Corporate	—	—	(24)	(19)
Intersegment elimination	(105)	(114)	—	—

Total revenues and EBITDA	$3,935	$3,559	$935	$909
Depreciation and amortization	—	—	(323)	(890)

Total revenues and operating income	$3,935	$3,559	$612	$19

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of approximately $49 million for the third quarter of 2001.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three months ended September 30, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Consolidated Results

     Revenues. TWE’s revenues increased to $3.935 billion in 2002, compared to $3.559 billion in 2001. This increase was driven by an increase in Subscription revenues of 15% to $1.892 billion and an increase in Content and Other revenues of 9% to $1.772 billion, offset in part by a decline in Advertising and Commerce revenues of 6% to $271 million.

     As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments and the consolidation of Road Runner. The decline in Advertising and Commerce revenues was primarily due to lower results at the Filmed Entertainment segment due to the closure of the Studio Stores, offset in part by advertising increases at the Cable and Networks segments. The increase in Content and Other revenues was principally due to improved worldwide home video results at the Filmed Entertainment segment.

     Depreciation and Amortization. Depreciation and amortization decreased to $323 million in 2002 from $890 million in 2001. This decrease was primarily due to a decrease in amortization expense to $36 million in 2002 from $663 million in 2001. The decrease was offset in part by an increase in depreciation expense to $287 million in 2002 from $227 million in 2001.

     The increase in depreciation expense reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter useful life, as well as additional depreciation expense from the consolidation of Road Runner. Amortization expense decreased due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Operating Income. TWE’s operating income increased to $612 million in 2002 from $19 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142 and the increase in EBITDA, which is discussed in detail under “Business Segment Results,” offset in part by the increase in depreciation expense.

     Interest Expense, Net. Interest expense, net, decreased to $103 million in 2002, compared to $129 million in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

     Other Income (Expense), Net. Other income (expense), net, increased to income of $5 million in 2002, compared to expense of $101 million in 2001. Other income (expense), net, increased primarily due to the reduction of losses from equity method investees and the adoption of FAS 142.

     Minority Interest Income (Expense). Minority interest income (expense) was $6 million of expense in 2002, compared to income of $8 million in 2001. The 2002 expense primarily reflects the allocation of higher income to AOL Time Warner related to its interests in certain cable systems consolidated by TWE offset in part by losses at Road Runner in 2002 being attributed to Road Runner’s minority partners.

     Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $32 million in 2002 and $31 million in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

     Net Income (Loss). TWE’s net income increased to $1.655 billion in 2002, compared to net loss of $241 million in 2001. Excluding the impact of the discontinued operations, the Company’s income from continuing operations was $476 million in 2002 compared to a loss of $234 million in 2001. TWE’s income from continuing operations increased due to higher EBITDA and decreases in interest expense, net and other expense, net, offset in part by increases in depreciation expense and minority interest expense.

Management Analysis

     As noted above, the consolidation of Road Runner, as well as the implementation of FAS 142, significantly impacted the comparability of TWE’s 2002 results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. Giving effect to these items, the Company’s total revenues would have increased 10% (from $3.582 billion to $3.935 billion), EBITDA would have increased 8% (from $868 million to $935 million), operating income would have increased 4% (from $590 million to $612 million), and income from continuing operations and before the cumulative effect of an accounting change would have increased 10% (from $432 million to $476 million).

Business Segment Results

     Cable. Revenues increased 17% to $1.471 billion in 2002, compared to $1.258 billion in 2001. EBITDA increased 8% to $582 million in 2002 from $540 million in 2001.

     Revenues increased due to a 18% increase in Subscription revenues (from $1.139 billion to $1.343 billion) and an 8% increase in Advertising and Commerce revenues (from $119 million to $128 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers managed by TWE increased by 69% to 2.313 million, digital cable subscribers managed by TWE increased by 47% to 3.456 million and basic cable subscribers increased by 1.5% to 10.862 million. In addition, total customer relationships,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

representing the number of customers that receive at least one level of service, increased by 4% to approximately 11.2 million as of September 30, 2002 compared to approximately 10.8 million as of September 20, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 16% to approximately 16.6 million in 2002 compared to approximately 14.4 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged at a higher amount than residential subscribers. The number of commercial and bulk high speed data subscribers is calculated by dividing commercial and high speed data revenue by the lower average rate charged to residential customers.

     The increase in Advertising and Commerce revenues was primarily related to higher intercompany sales of advertising to other business segments of AOL Time Warner (from $10 million to $27 million) offset in part by lower levels of advertising purchased by programming vendors to promote their channels, including new channel launches (from $30 million to $16 million). The Company expects fourth quarter 2002 advertising sales to programming vendors to be below fourth quarter 2001 levels and overall 2003 amounts to be lower than 2002.

     EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner. Video programming costs increased 19% relating to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out.

     As noted above, the consolidation of Road Runner, effective January 1, 2002, significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods, total revenues would have increased 15% (from $1.281 billion to $1.471 billion), Subscription revenues would have increased 16% (from $1.161 billion to $1.343 billion) and EBITDA would have increased 17% (from $499 million to $582 million).

     Filmed Entertainment. Revenues increased 3% to $1.745 billion in 2002, compared to $1.689 billion in 2001. EBITDA decreased 17% to $170 million in 2002, compared to $204 million in 2001.

     The revenue increase was primarily related to international home video performance, including Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven, syndication revenues from the initial availability of Will & Grace and revenues from the sale of cable broadcasting rights to The Drew Carey Show to the cable networks of Turner Broadcasting System, Inc. This was offset in part by the reduction in 2002 of revenues related to the sale of broadcasting rights for Friends and reduced commerce revenues related to the closure of its Studio Stores.

     EBITDA declined against difficult comparisons, which includes the sale of broadcasting rights for Friends in 2001. In addition, the current period revenue growth was partially offset by costs associated with current period theatrical releases.

     Networks. Revenues increased 13% to $824 million in 2002, compared to $726 million in 2001. EBITDA increased 13% to $207 million in 2002 from $184 million in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Revenues grew primarily due to an increase in Subscription and Content and Other revenues at HBO, as well as an increase in Advertising and Commerce revenues at The WB Network. EBITDA increased at HBO, offset in part by lower results at The WB Network.

     For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues (from $105 million to $121 million) was primarily driven by higher rates.

     For HBO, the increase in EBITDA was principally due to the increase in revenues. For The WB Network, the lower EBITDA was principally due to higher programming and marketing costs, offset in part by the increase in revenues.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenues and EBITDA by business segment are as follows (in millions):

	Nine Months Ended September 30

	Revenues		EBITDA

	2002	2001(a)	2002	2001

Cable(b)	$4,363	$3,631	$1,692	$1,597
Filmed Entertainment	5,481	4,882	528	465
Networks	2,452	2,195	564	498
Corporate	—	—	(64)	(58)
Intersegment elimination	(397)	(433)	—	—

Total revenues and EBITDA	$11,899	$10,275	$2,720	$2,502
Depreciation and amortization	—	—	(931)	(2,623)

Total revenues and operating income (loss)	$11,899	$10,275	$1,789	$(121)

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of approximately $142 million for the first nine months of 2001.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the nine months ended September 30, 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Consolidated Results

     Revenues. TWE’s revenues increased 16% to $11.899 billion in 2002, compared to $10.275 billion in 2001. This increase was driven by an increase in Subscription revenues of 16% to $5.619 billion and an increase in Content and Other revenues of 19% to $5.453 billion, offset in part by a decline in Advertising and Commerce revenues of 3% to $827 million.

     As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments and the consolidation of Road Runner. The increase in Content and Other revenues was principally due to increased theatrical results at the Filmed Entertainment segment. Advertising and Commerce revenues were relatively flat as increases at the Cable and Networks segments were offset by lower results at the Filmed Entertainment segment due to the closure of the Studio Stores.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Depreciation and Amortization. Depreciation and amortization decreased to $931 million in 2002 from $2.623 billion in 2001. This decrease was primarily due to a decrease in amortization expense to $111 million in 2002 from $1.990 billion in 2001. The decrease was offset in part by an increase in depreciation expense to $820 million in 2002 from $633 million in 2001.

     The increase in depreciation expense reflects higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter useful life, as well as additional depreciation expense from the consolidation of Road Runner. Amortization expense decreased due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized.

     Operating Income (Loss). TWE’s operating income increased to $1.789 billion in 2002 from a loss of $121 million in 2001. The improvement primarily related to a decrease in amortization expense due to the adoption of FAS 142 and the increase in EBITDA, which is discussed in detail under “Business Segment Results,” offset in part by the increase in depreciation expense.

     Interest Expense, Net. Interest expense, net, decreased to $310 million in 2002, compared to $413 million in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

     Other Income (Expense), Net. Other income (expense), net, increased to breakeven in 2002, compared to $218 million of expense in 2001. Other income (expense), net, increased primarily due to the reduction of losses from equity method investees and the adoption of FAS 142.

     Minority Interest Income (Expense). Minority interest income (expense) was $19 million of expense in 2002, compared to income of $22 million in 2001. Minority interest expense increased primarily due to the allocation of higher income to AOL Time Warner related to its interests in certain cable systems consolidated by TWE offset in part by losses at Road Runner in 2002 being attributed to Road Runner’s minority partners.

     Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $124 million in 2002 and $69 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

     Net Income (Loss) Before the Cumulative Effect of an Accounting Change. TWE’s net income before the cumulative effect of an accounting change increased to $2.518 billion in 2002, compared to a net loss of $823 million in 2001. Also excluding the impact of the discontinued operations, the Company’s income from continuing operations and before the cumulative effect of an accounting change was $1.336 billion in 2002 compared to a loss of $799 million in 2001. TWE’s income from continuing operations and before the cumulative effect of an accounting change increased due to higher EBITDA and decreases in interest expense, net and other expense, net, offset in part by increases in depreciation expense and minority interest expense.

Management Analysis

     As noted above, the consolidation of Road Runner, as well as the implementation of FAS 142, significantly impacted the comparability of TWE’s 2002 results. As such, in reviewing the performance of its businesses, management also evaluates the Company’s results assuming that the consolidation of Road Runner and the adoption of FAS 142 occurred as of the beginning of 2001. Giving effect to these items, the Company's total revenues would have increased 15% (from $10.353 billion to $11.899 billion),

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

EBITDA would have increased 15% (from $2.371 billion to $2.720 billion), operating income would have increased 13% (from $1.578 billion to $1.789 billion), and income from continuing operations and before the cumulative effect of an accounting change would have increased 18% (from $1.128 billion to $1.336 billion).

Business Segment Results

     Cable. Revenues increased 20% to $4.363 billion in 2002, compared to $3.631 billion in 2001. EBITDA increased 6% to $1.692 billion in 2002 from $1.597 billion in 2001.

     Revenues increased due to a 19% increase in Subscription revenues (from $3.341 billion to $3.963 billion) and a 38% increase in Advertising and Commerce revenues (from $290 million to $400 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, as compared to the prior year comparable period, high-speed data subscribers managed by TWE increased by 69% to 2.313 million, digital cable subscribers managed by TWE increased by 47% to 3.456 million and basic cable subscribers increased by 1.5% to 10.862 million. In addition, total customer relationships, representing the number of customers that receive at least one level of service, increased by 4% to approximately 11.2 million as of September 30, 2002 compared to approximately 10.8 million as of September 20, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 16% to approximately 16.6 million in 2002 compared to approximately 14.4 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged at a higher amount than residential subscribers. The number of commercial and bulk high speed data subscribers is calculated by dividing commercial and high speed data revenue by the lower average rate charged to residential customers.

     The increase in Advertising and Commerce revenues was primarily related to higher intercompany sales of advertising to other business segments of AOL Time Warner (from $15 million to $76 million) offset in part by lower levels of advertising purchased by programming vendors to promote their channels, including new channel launches (from $83 million to $43 million). The Company expects fourth quarter 2002 advertising sales to programming vendors to be below fourth quarter 2001 levels and overall 2003 amounts to be lower than 2002.

     EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. Video programming costs increased 19% relating to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out.

     As noted above, the consolidation of Road Runner, effective January 1, 2002, significantly impacted the comparability of the Cable segment’s 2002 results by increasing revenues and decreasing EBITDA. As such, management of the Company also evaluates the results of the Cable segment assuming that the results of Road Runner were included in both periods, total revenues would have increased 18% (from $3.709 billion to $4.363 billion), Subscription revenues would have increased 16% (from $3.416 billion to $3.963 billion) and EBITDA would have increased 15% (from $1.466 billion to $1.692 billion).

     Filmed Entertainment. Revenues increased 12% to $5.481 billion in 2002, compared to $4.882 billion in 2001. EBITDA increased 14% to $528 million in 2002, compared to $465 million in 2001.

     The revenue increase was primarily related to the worldwide theatrical and home video performance of Harry Potter and the Sorcerer’s Stone and Ocean’s Eleven, partially offset by reduced commerce revenues related to the closure of its Studio Stores. EBITDA increased principally due to the profitability of Harry Potter and the Sorcerer’s Stone.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Networks. Revenues increased 12% to $2.452 billion in 2002, compared to $2.195 billion in 2001. EBITDA increased 13% to $564 million in 2002 from $498 million in 2001. Revenues grew primarily due to an increase in Subscription revenues and Content and Other revenues at HBO and an increase in Advertising and Commerce revenues at The WB Network. EBITDA increased due to improved results at HBO, offset in part by lower results at The WB Network.

     For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher rates.

     For The WB Network, the EBITDA decline was principally due to higher program license fees offset in part by higher Advertising and Commerce revenues. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia Communications, a major cable television operator, and the write-off of development costs.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2002

Current Financial Condition

     At September 30, 2002, TWE had $6.6 billion of debt, $947 million of cash and equivalents (net debt of $5.6 billion, defined as total debt less cash and cash equivalents) and $39.4 billion of partnership capital, compared to $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partnership capital at December 31, 2001. Further, pursuant to a previously negotiated agreement and as previously disclosed, TWE is committed to acquiring in January 2003 an incremental 11% interest in The WB Network for $128 million in cash. The Company had approximately $6.2 billion of committed available funding as of September 30, 2002. The Company has no scheduled debt maturities for the remainder of 2002 and 2003.

     The Company’s outstanding utilization under its accounts receivable and backlog securitization facilities was approximately $860 million as of September 30, 2002 and $718 million as of December 31, 2001. The Company has either renewed or extended the maturity dates of certain securitization facilities with $500 million of committed capacity that were scheduled to mature during the third quarter of 2002. Total committed capacity under the Company’s accounts receivable and backlog securitization facilities as of September 30, 2002 was approximately $800 million, of which, approximately $50 million is scheduled to mature in the fourth quarter of 2002.

     As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under the 2002 Credit Agreements and availability under its commercial paper program are sufficient to fund its capital and liquidity needs for the foreseeable future.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash Flows

Operating Activities

     Cash provided by operations increased to $3.373 billion for the first nine months of 2002 as compared to $1.997 billion in 2001. This year over year growth in cash flow from operations compared to 2001 was driven primarily by over $1.1 billion of improvements in working capital, an increase in EBITDA, lower income taxes and interest payments. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in future periods. The increase in cash provided by operations was offset in part by the consolidation of losses at Road Runner.

     During the first nine months of 2002, cash provided by operations of $3.373 billion reflected $2.720 billion of EBITDA, less $333 million of net interest payments and $119 million of net income taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $1.105 billion.

Investing Activities

     Cash used by investing activities was $1.565 billion in the first nine months of 2002, compared to $2.242 billion in 2001. The decrease in cash used by investing activities compared to 2001 reflects lower capital expenditures, offset in part by lower investment proceeds and the reclassification of cash funding of Road Runner’s operations from investing activities to the components of Road Runners cash activities, effective upon the consolidation of Road Runner.

     During the first nine months of 2002, cash used by investing activities of $1.565 billion reflects $262 million of cash used for acquisitions and investments and $1.341 billion of total capital expenditures, offset in part by investment proceeds of $38 million.

Financing Activities

     Cash used by financing activities was $1.111 billion for the first nine months of 2002 compared to cash provided by financing activities of $268 million in 2001. The increase in cash used by financing activities reflects the previously discussed variances.

     During the first nine months of 2002, cash used by financing activities of $1.111 billion resulted from approximately $667 million of net payments on borrowings and total capital distributions of $427 million.

TWE Cash Flow Restrictions

     The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the 2002 Credit Agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the leverage ratio covenant contained therein.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$10 Billion Revolving Credit Facilities

     In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and ..125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage ratio and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings (Note 6).

Capital Expenditures

     TWE’s total capital expenditures and product development costs were $1.341 billion and $1.442 billion for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures from continuing operations were $1.135 billion in 2002 compared to $1.144 billion in 2001. Capital expenditures from continuing operations principally relate to the Company’s Cable segment, which had capital expenditures of $1.043 billion in 2002 compared to $1.064 billion in 2001. The Cable segment, over the past several years, has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services.

     TWE’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, drops (i.e. customer installations), converters and cable modems. With respect to customer premise equipment, including converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is generally 3-5 years and for plant upgrades, such useful life is up to 16 years. As of September 30, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $130 million. As of that same date, the net book value of all capitalized costs associated with converters and modems, including equipment costs, was approximately $1.2 billion.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.2 billion at September 30, 2002, compared to approximately $3.5 billion at December 31, 2001 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $266 million at September 30, 2002 and approximately $433 million at December 31, 2001).

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

     TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of TWE or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

•	For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; theft of service from interception of cable transmissions; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.

•	For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may

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

•	For TWE’s network businesses, greater than expected programming or production costs; public or cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

•	For TWE generally, the risk that lower than expected valuations associated with the cash flows and revenues at the TWE segments may result in the inability of the Company to realize the value of recorded intangible and goodwill at those segments.

     In addition, TWE’s overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet, could be adversely affected by increased interest rates, decreased liquidity in the capital markets (including any reduction in its ability to access either the capital markets for debt securities or bank financings), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE’s plans, strategies and intentions.

Item 4.   Controls and Procedures

         Within the 90-day period prior to the filing of this report, the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2002	2001

	(millions)
ASSETS
Current assets
Cash and equivalents	$947	$250
Receivables, including $558 and $501 million due from AOL Time Warner, less allowances of $1.101 billion and $910 million	2,909	3,480
Inventories	845	852
Prepaid expenses	401	326

Total current assets	5,102	4,908

Noncurrent inventories and film costs	2,149	2,187
Investments, including available-for-sale securities	2,279	2,308
Property, plant and equipment	7,440	8,573
Intangible assets subject to amortization	2,362	2,464
Intangible assets not subject to amortization	22,828	22,356
Goodwill	12,481	41,004
Other assets	1,227	1,258

Total assets	$55,868	$85,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$2,327	$2,218
Participations payable	1,217	1,014
Programming costs payable	540	455
Debt due within one year	11	2
Other current liabilities, including $1.348 and $1.022 billion due to AOL Time Warner	2,582	2,616

Total current liabilities	6,677	6,305

Long-term debt, including $1.606 and $1.734 billion due to AOL Time Warner	6,585	8,049
Other long-term liabilities, including $2 and $446 million due to AOL Time Warner	2,507	3,108
Minority interests	693	2,191

Partners’ capital
Contributed capital	59,936	66,793
Accumulated other comprehensive income (loss), net	34	(6)
Partnership deficit	(20,564)	(1,382)

Total partners’ capital	39,406	65,405

Total liabilities and partners’ capital	$55,868	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(millions)
Revenues:
Subscriptions	$1,892	$1,650	$5,619	$4,854
Advertising and commerce	271	288	827	852
Content and other	1,772	1,621	5,453	4,569

Total revenues(a)	3,935	3,559	11,899	10,275

Cost of revenues(a)	(2,859)	(2,317)	(8,229)	(6,639)
Selling, general and administrative(a)	(428)	(560)	(1,770)	(1,767)
Amortization of goodwill and other intangible assets	(36)	(663)	(111)	(1,990)

Operating income (expense)	612	19	1,789	(121)
Interest expense, net(a)	(103)	(129)	(310)	(413)
Other income (expense), net(a)	5	(101)	—	(218)
Minority interest income (expense)	(6)	8	(19)	22

Income (loss) before income tax expense, discontinued operations and cumulative effect of accounting change	508	(203)	1,460	(730)
Income tax expense	(32)	(31)	(124)	(69)

Income (loss) before discontinued operations and cumulative effect of accounting change	476	(234)	1,336	(799)
Discontinued operations, net of tax	1,179	(7)	1,182	(24)

Income (loss) before cumulative effect of accounting change	1,655	(241)	2,518	(823)
Cumulative effect of accounting change	—	—	(21,763)	—

Net income (loss)	$1,655	$(241)	$(19,245)	$(823)

(a)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

Revenues	$291	$306	$780	$747
Cost of revenues	39	(91)	(255)	(346)
Selling, general and administrative	32	51	(63)	(30)
Interest expense, net	(2)	(2)	6	5
Other expense, net	—	3	—	(2)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2002	2001

	(millions)
OPERATIONS
Net income (loss)(a)	$(19,245)	$(823)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—
Depreciation and amortization	931	2,623
Amortization of film costs	1,362	1,322
Equity in losses of investee companies after distributions	1	235
Changes in operating assets and liabilities	(635)	(1,753)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	(804)	393

Cash provided by operations	3,373	1,997

INVESTING ACTIVITIES
Investments and acquisitions	(262)	(832)
Capital expenditures from continuing operations	(1,135)	(1,144)
Capital expenditures from discontinued operations	(206)	(298)
Investment proceeds	38	32

Cash used by investing activities	(1,565)	(2,242)

FINANCING ACTIVITIES
Borrowings	3,046	3,279
Debt repayments	(3,713)	(2,535)
Redemption of preferred securities of subsidiary	—	—
Partnership distributions from discontinued operations, net	(11)	(51)
Capital and other distributions from continuing operations	(416)	(425)
Other	(17)	—

Cash provided (used) by financing activities	(1,111)	268

INCREASE IN CASH AND EQUIVALENTS	697	23

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306

CASH AND EQUIVALENTS AT END OF PERIOD	$947	$329

(a)	Includes net income (loss) from discontinued operations of $1.182 billion in 2002 and $(24) million in 2001.

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
Nine Months Ended September 30,
(Unaudited)

	2002	2001

	(millions)
BALANCE AT BEGINNING OF PERIOD	$65,405	$6,926

Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	—	59,518
Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142	(6,857)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger and reallocation of goodwill upon adoption of FAS 142	58,548	66,444

Net loss	(19,245)	(823)
Other comprehensive income	40	2

Comprehensive loss	(19,205)	(821)

Distributions	57	(199)
Other	6	87

BALANCE AT END OF PERIOD	$39,406	$65,511

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly-owned subsidiary of AOL Time Warner.

     A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of September 30, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

     During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. This transaction had no impact on the TWE financial statements as it represents a transaction between its partners.

     In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, AOL Time Warner will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, almost all of AOL Time Warner’s interests in TWE and all of its interests in cable television systems held through wholly-owned subsidiaries will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and be renamed “Time Warner Cable Inc”. In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain both a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

     Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to repay Time Warner Cable Inc.’s debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

     Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE’s objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) HBO and Cinemax, the leading pay-television services and (4) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.’s collection of children’s cartoons and television programming.

TWE-A/N Transaction Description

     As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. Prior to the restructuring of TWE-A/N, as discussed in more detail below, the financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly-owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was previously accounted for using the equity method of accounting prior to the restructuring because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

     On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, AOL Time Warner and TWE have deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of the year.

     In connection with the TWE-A/N restructuring, TWE recognized a noncash pretax gain of approximately $1.2 billion related to the difference between the carrying value of AT&T’s interest in the Advance/Newhouse Systems and the fair value of AT&T’s additional interest acquired in the remaining TWE-A/N systems. This gain is included as part of discontinued operations in the accompanying consolidated statement of operations. Additionally, there is no impact on TWE’s consolidated net income of consolidating Road Runner since the Company had previously accounted for its interest in Road Runner under the equity method of accounting.

Basis of Presentation

Discontinued Operations

     The Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented. For the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the three months ended September 30, 2001, the net impact of the deconsolidation of the Advance/Newhouse Systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $316 million, $141 million and $74 million, respectively. For the nine months ended September 30, 2001, the net impact was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $912 million, $412 million and $225 million, respectively. In addition, as of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed in the restructuring.

Interim Financial Statements

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (the “2001 Form 10-K”).

Basis of Consolidation

     The consolidated financial statements of TWE include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWE has a controlling voting interest, as if TWE and its subsidiaries were a single company. Intercompany transactions between the consolidated companies have been eliminated.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

Revenue Classification Changes

     In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification will impact TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $49 million for the three months ended September 30, 2001 and an increase in both revenues and costs of approximately $142 million for the nine months ended September 30, 2001.

Accounting for Business Combinations

     In July 2001, the FASB issued Statements of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2002 presentation.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits and relocation costs. Employee termination costs occurred across most TWE business units and ranged from senior executives to line personnel. The number of employees initially identified to be involuntarily terminated or relocated approximated 1,600. As of September 30, 2002, approximately 600 of the terminations and relocations had occurred. The remaining 1,000 terminations and relocations are anticipated to occur during the fourth quarter of 2002 or are no longer expected to occur. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the accruals associated with any termination or relocation that does not occur by the end of 2002 will be reversed against goodwill established in purchase accounting. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001 ($4 million of which was in the third quarter and $14 million was made for the first nine months of 2001), an additional $4 million was made in the third quarter of 2002 and approximately $22 million was made for the first nine months of 2002. As of September 30, 2002, the remaining liability of approximately $66 million was classified as a current liability in the accompanying consolidated balance sheet.

     The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001 ($25 million of which was paid in the third quarter of 2001 and $45 million for the first nine months of 2001), an additional $9 million was paid in the third quarter of 2002 and approximately $58 million was paid for the first nine months of 2002. In addition, for the third quarter and the first nine months of 2002, there were non-cash reductions in the restructuring accrual of approximately $15 million, as actual termination payments were less than amounts originally estimated. As of September 30, 2002, the remaining liability of $33 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

     Selected information relating to the restructuring plans follows (in millions):

	Employee
	Termination	Exit Costs	Total

Initial accruals	$107	$194	$301

Cash paid - 2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194

Cash paid - 2002	(22)	(58)	(80)

Noncash reductions (a) — 2002	—	(15)	(15)

Restructuring liability as of September 30, 2002	$66	$33	$99

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 7 — Segment Information. This methodology differs from TWE’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

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

     The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in AOL Time Warner’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, $6.857 billion of the goodwill generated in the Merger, which was previously allocated to the TWE segments, has been reallocated to other segments of AOL Time Warner.

     A summary of changes in the Company’s goodwill during the first nine months of 2002, and total assets at September 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets

	January 1,	Acquisitions &		September 30,	September 30,
	2002(1)(2)	Adjustments	Impairments	2002	2002

Cable	$19,048	$69	$(16,768)	$2,349	$32,274
Filmed Entertainment	6,165	6	(2,851)	3,320	12,752
Networks(3)	8,934	22	(2,144)	6,812	10,104
Corporate	—	—	—	—	738

Total	$34,147	$97	$(21,763)	$12,481	$55,868

(1)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(2)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE’s assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE’s standalone financial statements because TWE is not subject to U.S. Federal income taxation.
(3)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

     While the Company’s overall goodwill impairment analysis will not be completed until the fourth quarter, based on the current market capitalization of AOL Time Warner as implied by AOL Time Warner’s stock price and current market conditions in the Cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include the results of the Company’s overall current budgeting and long-term plan process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will take into consideration

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

AOL Time Warner’s overall market capitalization as well as the extent to which the stock price of comparable companies in the cable industry continue to experience a sustained decline in values. Any charge would be noncash in nature and, therefore, is not expected to affect the Company’s liquidity or result in the non-compliance of any debt covenants, including the covenant to maintain at least $50 billion of GAAP net worth contained in the 2002 credit agreements. In addition, the Company would record any such noncash charge as a component of operating income.

     As of September 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Film library	$2,529	$(242)	$2,287	$2,529	$(138)	$2,391
Customer lists and other intangible assets	152	(77)	75	204	(131)	73

Total	$2,681	$(319)	$2,362	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises	$22,023	$(1,284)	$20,739	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$24,173	$(1,345)	$22,828	$24,061	$(1,705)	$22,356

     The Company recorded amortization expense of $36 million during the third quarter of 2002 compared to $663 million during the third quarter of 2001. The Company recorded amortization expense of $111 million for the first nine months of 2002 compared to $1.990 billion for the first nine months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $148 million; 2004: $143 million; 2005: $143 million; 2006: $143 million; and 2007: $143 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

     During the first nine months of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Customer lists and other intangible assets subject to amortization	$19	10-15 years
Cable television franchises not subject to amortization (a)	1,192	Indefinite

Total	$1,211

(a)	The increase in cable television franchises primarily relates to the increase in the carrying value of AT&T’s interest in the TWE- Advance/Newhouse Partnership as part of a restructuring of that partnership.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

     The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January 1, 2001, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(millions)
	Net income	Net income
	(loss)	(loss)

As reported — historical basis	$(241)	$(823)
Add: Goodwill amortization	422	1,266
Add: Intangible amortization	205	616
Add: Equity investee goodwill amortization	33	103
Discontinued operations	10	34

Adjusted	$429	$1,196

4. INVENTORIES

     Inventories and film costs consist of:

	September 30, 2002	December 31, 2001

	(millions)
Programming costs, less amortization	$1,231	$1,285
Merchandise	196	158
Film costs-Theatrical:
Released, less amortization	546	650
Completed and not released	251	285
In production	444	346
Development and pre-production	56	36
Film costs-Television:
Released, less amortization	60	123
Completed and not released	175	95
In production	31	59
Development and pre-production	4	2

Total inventories and film costs(a)	2,994	3,039
Less current portion of inventory(b)	845	852

Total noncurrent inventories and film costs	$2,149	$2,187

(a)	Does not include $2.287 billion and $2.391 billion of net film library costs as of September 30, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 3).
(b)	Current inventory as of September 30, 2002 is comprised of programming inventory for the Networks segment ($649 million) and videocassettes and DVDs for the Film Entertainment segment ($196 million).

5. PARTNERS’ CAPITAL

     TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines.

     During the nine months ended September 30, 2002, TWE accrued $361 million of tax-related distributions and reversed previous stock option distribution accruals of $418 million, based on closing prices of AOL Time

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

Warner common stock of $11.70 at September 30, 2002 and $32.10 at December 31, 2001. During the nine months ended September 30, 2001, TWE accrued $50 million of tax-related distributions and $149 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the nine months ended September 30, 2002, TWE paid distributions to the AOL Time Warner General Partners in the amount of $385 million, consisting of $361 million of tax-related distributions and $24 million of stock option related distributions. During the nine months ended September 30, 2001, TWE paid the AOL Time Warner General Partners distributions in the amount of $404 million, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions.

6. LONG-TERM DEBT

     In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”), which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreement include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. The obligations of TWE and TWE-A/N are not guaranteed. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, currently equal to LIBOR plus .625% including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facility, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. Currently, the Company is paying the additional .0625% usage fee. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings.

7. SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were with third parties.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Revenues(a)
Cable(b)	$1,471	$1,258	$4,363	$3,631
Filmed Entertainment	1,745	1,689	5,481	4,882
Networks	824	726	2,452	2,195
Intersegment elimination	(105)	(114)	(397)	(433)

Total	$3,935	$3,559	$11,899	$10,275

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of approximately $49 and $142 million for the three months and nine months ended September 30, 2001, respectively.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and nine months ended September 30, 2001 and the six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues of $316 million, $912 million and $715 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

Intersegment Revenues

     In the normal course of business, the TWE segments enter into transactions with one another. The most common types of intercompany transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and

•	The Cable and Networks segments generating advertising and commerce revenue by cross-promoting the products and services of all TWE segments.

     These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by TWE’s segments on intercompany transactions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Intercompany Revenues
Cable	$1	$1	$4	$1
Filmed Entertainment	45	49	217	236
Networks	59	64	176	196

Total intercompany revenues	$105	$114	$397	$433

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
EBITDA(a)
Cable(b)	$582	$540	$1,692	$1,597
Filmed Entertainment	170	204	528	465
Networks	207	184	564	498
Corporate	(24)	(19)	(64)	(58)

Total EBITDA	$935	$909	$2,720	$2,502

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, TWE’s operating income for the three months ended September 30 was $612 million in 2002 and $19 million in 2001. After deducting depreciation and amortization, TWE’s operating income for the nine months ended September 30 was $1.789 billion in 2002 and an operating loss of $121 million in 2001.
(b)	The Cable segment’s results reflect the restructuring of TWE-A/N, which resulted in the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For the three and nine months ended September 30, 2001 and six months ended June 30, 2002, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported EBITDA of $141 million, $412 million and $333 million, respectively. In addition, the Cable segment’s results reflect the consolidation of Road Runner’s operating results effective January 1, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Depreciation of Property, Plant and Equipment
Cable	$260	$197	$740	$543
Filmed Entertainment	17	19	53	61
Networks	7	8	20	24
Corporate	3	3	7	5

Total depreciation	$287	$227	$820	$633

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Amortization of Intangible Assets(a)
Cable	$1	$473	$4	$1,414
Filmed Entertainment	33	97	100	292
Networks	2	93	7	284

Total amortization	$36	$663	$111	$1,990

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

     As discussed in Note 3, when FAS 142 was initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date was reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance required that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, $6.857 billion of the goodwill generated in the Merger originally allocated to the TWE segments was reallocated on January 1, 2002, to other segments of AOL Time Warner resulting in a change in segment assets. Following are TWE’s assets by business segment, reflecting the January 1, 2002 reallocation of goodwill in accordance with FAS 142:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

	September 30,	December 31,
	2002	2001

	(millions)
Assets
Cable	$32,274	$56,760
Filmed Entertainment	12,752	16,394
Networks	10,104	11,225
Corporate	738	679

Total assets	$55,868	$85,058

8. COMMITMENTS AND CONTINGENCIES

     In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On September 16, 2002, the Georgia Supreme Court denied TWE’s petition for a writ of certiorari seeking review of the decision of the Georgia Court of Appeals and subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE intends to file.

     On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., the Company, Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (“ERISA”). The lawsuit has been transferred to the United States District Court for the Southern District of New York. The Company believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

     TWE is also subject to numerous other legal proceedings. In management’s opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE’s consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

9. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash (payments) and receipts are as follows:

	Nine Months Ended September 30,

	2002	2001

	(millions)
Cash payments made for interest	$(349)	$(437)
Interest income received	16	21

Cash interest expense, net	$(333)	$(416)

Cash payments made for income taxes	$(123)	$(142)
Income tax refunds received	4	3

Cash taxes, net	$(119)	$(139)

Interest Expense, net

     Interest expense, net, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Interest income	$5	$6	$16	$19
Interest expense	(108)	(135)	(326)	(432)

Total interest expense, net	$(103)	$(129)	$(310)	$(413)

Other Expense, Net

     Other expense, net, consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(millions)
Other investment-related activity, principally losses on equity investees	$12	$(100)	$15	$(243)
Gains related to the exchange of unconsolidated cable television systems	—	—	—	39
Losses on asset securitization programs	(5)	(7)	(14)	(18)
Miscellaneous	(2)	6	(1)	4

Total other expense, net	$5	$(101)	$—	$(218)

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
(Unaudited)

Other Current Liabilities

     Other current liabilities consist of:

	September 30,	December 31,
	2002	2001

	(millions)
Accrued expenses	$1,972	$1,940
Accrued compensation	241	275
Deferred revenues	314	350
Accrued income taxes	55	51

Total	$2,582	$2,616

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”), (collectively, the “General Partners”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of the General Partners’ businesses, as well as recent developments that the General Partners believe are important in understanding their results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of WCI’s results of operations for the three and nine months ended September 30, 2002 relative to the comparable periods of 2001. WCI is the only General Partner with independent business operations, therefore, the results of ATC are not discussed. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of WCI’s financial condition as of September 30, 2002 and cash flows for the nine months ended September 30, 2002.

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the General Partners in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances. In addition, a description is provided of the risk factors that could adversely affect the operations, business or financial results of the General Partners.

OVERVIEW

Description of Business

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Cable Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (“TWE”), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees”) (Note 8). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. WCI and ATC are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

     WCI conducts substantially all of AOL Time Warner’s music operations, including interests in recorded music, music publishing and DVD manufacturing. These music operations include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI has investments in TWE, TW Companies, IPC Group Limited, Turner Broadcasting System, Inc. (“TBS”) and Time

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

Warner Telecom Inc. (“Time Warner Telecom”). The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, TBS and Time Warner Telecom.

     On January 11, 2001, America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) merged to form AOL Time Warner, the world’s leading media and entertainment company (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned, subsidiary of AOL Time Warner.

Use of EBITDA

     WCI evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. In addition, EBITDA should not be used as a substitute for the Company’s various cash flow measures (e.g., operating cash flow), which are discussed in detail beginning on page 42.

Recent Developments

Investment in TWE

     As of March 31, 2002, the General Partners in the aggregate held 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies held, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

     During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively, to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital of TWE decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary,” WCI and ATC have reflected the pretax impact of the dilution of their interests in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital (Note 7).

     In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, WCI will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

TV.     In addition, all of WCI's and almost all of ATC's interests in TWE and all of AOL Time Warner's interests in cable television systems held through wholly-owned subsidiaries will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and be renamed “Time Warner Cable Inc.” In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain both a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interest in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

     Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. WCI will account for its interest in Time Warner Cable under the equity method of accounting. ATC will account for its common and preferred interests in TWE as cost method investments. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the closing of the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to pay off Time Warner Cable Inc. debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc. (Note 7).

Sale of Columbia House

     In June 2002, AOL Time Warner and Sony Corporation of America reached a definitive agreement to each sell 85% of its 50% interest in the Columbia House Company Partnerships (“Columbia House”) to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. The sale has resulted in WCI recognizing a pretax gain of approximately $96 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, WCI has deferred an approximate $6 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As part of the transaction, AOL Time Warner, including WCI, will continue to license music and video product to Columbia House for a five-year period (Note 5).

Acquisition of Word Entertainment

     In January 2002, WCI completed its purchase of Word Entertainment (“Word”) from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations. During the third quarter of 2002, WCI exchanged 20% of its interest in Word to Curb Records for noncash consideration of equal value.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

RESULTS OF OPERATIONS
Transactions Affecting Comparability of Results of Operations

New Accounting Standards

     In the first quarter of 2002, the General Partners adopted new accounting guidance in several areas that require retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

     In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for the General Partners in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts WCI, resulting in an increase in both revenues and costs of approximately $33 million in the third quarter of 2001 and $115 million for the first nine months of 2001.

EITF Issue No. 01-09

     In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for the General Partners in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts WCI and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, WCI’s revenues and costs each were reduced by an equal amount of approximately $10 million in the third quarter of 2001 and $29 million for the first nine months of 2001.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

Other Significant Transactions and Nonrecurring Items

     As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of WCI’s and ATC’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

2002 Other Significant Transactions and Nonrecurring Items

     The General Partners’ operating results for the nine months ended September 30, 2002 included (i) merger and restructuring costs of approximately $4 million ($0 in the third quarter) at WCI (Note 3), (ii) noncash pretax charges of approximately $372 million ($16 million in the third quarter) at WCI and approximately $244 million ($7 million in the third quarter) at ATC to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4) and (iii) an approximate $96 million gain in the second quarter on the sale of a portion of WCI’s interest in Columbia House (Note 5).

2001 Other Significant Transactions and Nonrecurring Items

     For the nine months ended September 30, 2001, WCI’s operating results included a noncash pretax charge of approximately $13 million ($4 in the third quarter) to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value.

FAS 142

     In addition, the General Partners adopted, effective January 1, 2002, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the General Partners individually completed their impairment reviews, resulting in WCI recording an approximate $19 billion noncash charge and ATC recording an approximate $10 billion noncash charge for the impairment of goodwill, all of which was generated in the Merger. Approximately $14 billion of WCI’s charge and all of ATC’s charge was the result of goodwill impairment charges recorded at TWE and certain AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges reflect overall market declines since the Merger was announced in January 2000, are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 6).

     The General Partners will perform their annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. While the General Partners’ overall goodwill impairment analysis will not be completed until the fourth quarter, management of TWE believes that based on current market conditions in the cable industry, it is probable that a substantial overall goodwill impairment has occurred at TWE as of September 30, 2002. At this time, TWE’s management is unable to reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration the extent to which the stock price of comparable companies in the cable industry continue to experience a sustained decline in values. The factors that will affect the magnitude of any impairment charge recognized by the General Partners include the magnitude of any impairment charge recorded by the equity investees of the General Partners, including TWE, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the General Partners’ liquidity. The Company would record any impairment charge related to the intangible assets of the General Partners as a component of operating income. In addition, the General Partners would record a corresponding portion of the charge recorded by its equity investees as other income (expense).

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant transactions and nonrecurring items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have occurred in each period.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     WCI had revenues of $983 million and net income of $200 million in 2002, compared to revenues of $962 million and a net loss of $355 million in 2001. EBITDA increased 9% to $95 million in 2002 from $87 million in 2001. Operating income was $21 million in 2002 compared to an operating loss of $149 million in 2001. Revenues increased primarily due to the impact of the acquisition of Word Entertainment in January 2002, lower provisions for returns due to improved historical experience, the positive effect of changes in foreign currency exchange rates on international revenues and increases in DVD manufacturing volume, partially offset by declines in recorded music shipments related to the ongoing weakness in the worldwide music industry and lower DVD manufacturing prices. Industry-wide worldwide sales continue to be negatively impacted by the effects of piracy. In addition, downward pressure on DVD manufacturing pricing could negatively affect future manufacturing profits. The increase in EBITDA is due primarily to the revenue increase, the impact of various cost-saving and restructuring programs and lower marketing and bad debt expense, offset in part by higher artist and repertoire costs. The increase in operating income is due primarily to higher EBITDA and decreased amortization expense resulting from the adoption of FAS 142. As of September 30, 2002, WCI’s music operations had year-to-date domestic album market share of 17.2% compared 16.8% at December 31, 2001.

     Equity in Pretax Income (Loss) of TWE. WCI’s equity in the pretax income (loss) of TWE was income of $262 million in 2002, compared to a loss of $107 million in 2001. TWE’s pretax income (loss) increased in 2002 as compared to 2001 principally as a result of a decrease in amortization expense resulting from the adoption of FAS 142 and improved operating results related to TWE’s businesses.

     Interest Expense, Net. WCI’s interest expense, net, was $6 million in 2002, compared to $8 million in 2001. The decrease was principally the result of the sale of Columbia House in June 2002, which historically accounted for the majority of WCI’s interest expense.

     Other Income (Expense), Net. WCI’s other income (expense), net, was income of $23 million in 2002, compared to expense of $44 million in 2001. Excluding the significant transactions and nonrecurring items previously discussed, other income (expense), net, was $39 million of income in 2002, compared to expense of $44 million in 2001. The increase in other income (expense), net, was principally the result of a decrease in losses from certain investments accounted for under the equity method of accounting. In 2001, these losses primarily related to the amortization of goodwill and intangible assets associated with these investments. In 2002, under FAS 142, the amortization of goodwill and indefinite lived intangible assets associated with these investments ceased.

     Income Tax Expense. WCI and ATC had income tax expense of $100 million and $67 million, respectively, in 2002, compared to income tax expense of $43 million and $41 million, respectively, in 2001. The effective tax rate in each period differs from the 35% U.S. federal statutory rate as a result of several factors, including the General Partners’ pretax income relative to the amount of non-temporary difference (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

income taxes. The most significant non-temporary difference in 2002 relates to foreign losses with no tax benefit and in 2001 relates to nondeductible amortization of goodwill.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     WCI had revenues of $2.902 billion and income before the cumulative effect of an accounting change of $402 million in 2002, compared to revenues of $2.801 billion and a loss of $1.132 billion in 2001. EBITDA, excluding the $4 million of merger and restructuring charges in 2002, increased 9% to $291 million in 2002 from $267 million in 2001. Operating income was $69 million in 2002 compared to an operating loss of $429 million in 2001. Revenues increased primarily due to the impact of the acquisition of Word Entertainment in January 2002, lower provisions for returns due to improved historical experience and increases in DVD manufacturing volume, offset in part by declines in recorded music shipments related to the ongoing weakness in the worldwide music industry, the negative effect of changes in foreign currency exchange rates on international revenues and lower DVD manufacturing prices. Industry-wide worldwide music sales continue to be negatively impacted by the effects of piracy. In addition, downward pressure on DVD manufacturing pricing could negatively affect future manufacturing profits. The increase in EBITDA is due primarily to the higher revenues, the impact of various cost-saving and restructuring programs and lower marketing and bad debt expense, partially offset by higher artist and repertoire costs. The increase in operating income is due primarily to higher EBITDA and decreased amortization expense resulting from the adoption of FAS 142. As of September 30, 2002, WCI’s music operations had year-to-date domestic album market share of 17.2%, compared to 16.8% at, December 31, 2001.

     Equity in Pretax Income (Loss) of TWE. WCI’s equity in the pretax income (loss) of TWE was income of $763 million in 2002, compared to a loss of $334 million in 2001. TWE’s pretax income increased in 2002 as compared to 2001 principally as a result of a decrease in amortization expense resulting from the adoption of FAS 142 and improved operating results related to TWE’s businesses.

     Interest Expense, Net. WCI’s interest expense, net, was $48 million in 2002 compared to $19 million in 2001. The increase was principally the result of interest expense associated with a note payable to AOL Time Warner.

     Other Income (Expense), Net. WCI’s other income (expense), net, was $195 million of expense in 2002, compared to $276 million of expense in 2001. Excluding the significant transactions and nonrecurring items previously discussed, other income (expense), net was $81 million of income in 2002, compared to expense of $263 million in 2001. The increase in other income (expense), net, was principally the result of a decrease in losses from certain investments accounted for under the equity method of accounting. In 2001, these losses primarily related to the amortization of goodwill and intangible assets associated with these investments. In 2002, under FAS 142, the amortization of goodwill and indefinite lived intangible assets associated with these investments ceased.

     Income Tax Expense. WCI and ATC had income tax expense of $187 million and $93 million, respectively, in 2002, compared to $74 million and $56 million, respectively, in 2001. The effective tax rate in each period differs from the 35% U.S. federal statutory rate as a result of several factors, including the General Partners’ pretax income relative to the amount of non-temporary differences (i.e., certain financial statement expenses that are not deductible for income tax purposes), foreign income taxed at different rates and state and local

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

income taxes. The most significant non-temporary difference in 2002 relates to foreign losses with no tax benefit and in 2001 relates to nondeductible amortization of goodwill.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2002

Current Financial Condition

     WCI had $28.0 billion of equity at September 30, 2002, compared to $57.4 billion of equity at December 31, 2001. Cash and equivalents decreased to $19 million at September 30, 2002, compared to $40 million at December 31, 2001. As of September 30, 2002, WCI had an $856 million note payable outstanding to AOL Time Warner.

     ATC had $15.4 billion of equity at September 30, 2002, compared to $28.3 billion of equity at December 31, 2001. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC’s revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC’s obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

     In the first nine months of 2002, WCI’s cash provided by operations amounted to $61 million and reflected $287 million of EBITDA, $228 million of distributions from TWE, less $37 million of payments made under WCI’s asset securitization program, $86 million of net income tax payments (including $73 million received from TW Companies under a tax sharing agreement), $36 million of net interest payments and $295 million related to an increase in other working capital requirements.

     In the first nine months of 2001, cash provided by WCI’s operations of $219 million reflected $267 million of EBITDA, $240 million of distributions from TWE, less $148 million of payments made under WCI’s asset securitization program, $62 million of net income tax payments (net of $12 million received from TW Companies under a tax sharing agreement), $5 million of net interest payments and $73 million related to an increase in other working capital requirements.

     Cash used by investing activities decreased to $212 million in the first nine months of 2002, compared to $225 million in the first nine months of 2001 primarily due to a decrease in capital expenditures and $34 million of investment proceeds received in 2002 related to the Columbia House sale, offset in part by an increase in investments and acquisitions, including the acquisition of Word.

     Cash provided by (used by) financing activities was $130 million of cash provided by financing activities in the first nine months of 2002, compared to $30 million of cash used by financing activities in the first nine months of 2001 primarily as a result of a decrease in stock option related distributions and activity with AOL Time Warner. In addition, in September 2002, a subsidiary of WCI repaid to AOL Time Warner an $857 million note payable and WCI entered into a comparable loan agreement to borrow $857 million directly from AOL Time Warner.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

     Management believes that WCI’s operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

     WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the nine months ended September 30, 2002, the General Partners received an aggregate $385 million of distributions from TWE, consisting of $361 million of tax-related distributions and $24 million of stock option related distributions. During the nine months ended September 30, 2001, the General Partners received an aggregate $404 million of distributions from TWE, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions. Of such aggregate distributions, WCI received $228 million during the nine months ended September 30, 2002 and $240 million in 2001 and ATC received $157 million during the nine months ended September 30, 2002 and $164 million in 2001.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the General Partners are under no obligation to (and expressly disclaim any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

     The General Partners operate in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The General Partners’ actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the General Partners in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in other filings with the SEC and the following, which includes factors and risks inherent in the General Partners’ investment in TWE:

•	For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; theft of service from interception of cable transmissions; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (Cont’d)

•	For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments which may facilitate piracy of the TWE’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

•	For TWE’s network businesses, greater than expected programming or production costs; increased news gathering costs in the event of a war; public or cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

•	For WCI’s music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing; its ability to develop a successful business model applicable to a digital online environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; its ability to utilize DVD manufacturing capacity fully and to maintain current DVD manufacturing pricing; and the overall strength of global music sales.

•	For the General Partners generally, the risk that lower than expected valuations associated with their cash flows and revenues may result in the inability of the General Partners to realize the value of recorded intangibles and goodwill.

     In addition, the General Partners’ overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates, decreased liquidity in the capital markets (including any reduction in its ability to access either the capital markets for debt securities or bank financings), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the General Partners’ plans, strategies and intentions.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, each of the General Partners, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of such General Partner, evaluated the effectiveness of the design and operation of such General Partner’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of each General Partner concluded that such General Partner’s disclosure controls and procedures are effective in timely making known to them material information relating to such General Partner and such General Partner’s consolidated subsidiaries required to be disclosed in the General Partners’ reports filed or submitted under the Exchange Act. The General Partners have investments in certain unconsolidated entities. As the General Partners do not control or manage these entities, their disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to consolidated subsidiaries. There have been no significant changes in the General Partners’ internal controls or in other factors that could significantly affect the internal controls subsequent to the date the General Partners completed their respective evaluations.

TWE GENERAL PARTNERS
CONSOLIDATED BALANCE SHEETS

	WCI		ATC

	September 30,	December 31,	September 30,	December 31,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
	(millions)
ASSETS
Current assets
Cash and equivalents	$19	$40	$—	$—
Receivables, less allowances of $267 and $355 million	628	944	—	—
Inventories	131	121	—	—
Prepaid expenses	804	708	—	—

Total current assets	1,582	1,813	—	—

Investments in and amounts due to and from TWE	20,021	36,834	13,737	25,292
Investments in TW Companies	103	103	59	60
Other investments	4,481	6,084	1,355	3,047
Intangible assets subject to amortization	2,909	2,926	—	—
Intangible assets not subject to amortization	1,643	1,643	—	—
Goodwill	1,094	11,799	262	262
Other assets, primarily property, plant and equipment	636	621	—	—

Total assets	$32,469	$61,823	$15,413	$28,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$207	$222	$—	$—
Royalties payable	883	891	—	—
Debt due within one year	3	3	—	—
Other current liabilities	625	891	—	—

Total current liabilities	1,718	2,007	—	—

Deferred income taxes	1,442	1,656	26	124
Long-term debt, including $856 due to AOL Time Warner from WCI at September 30, 2002	861	15	—	—
Other long-term liabilities, including $1, $264, $19 and $199 million, respectively, due to TW Companies	429	721	19	199
Minority interest	10	—	—	—

Shareholders’ equity
Common stock	1	1	1	1
Preferred stock of WCI, $.01 par value, 90,000 shares outstanding and $90 million liquidation preference	—	—	—	—
Paid-in capital	49,347	60,162	26,261	29,773
Retained deficit	(20,768)	(1,969)	(10,015)	(657)

	28,580	58,194	16,247	29,117
Due to (from) TW Companies, net	15	(184)	(543)	(443)
Reciprocal interest in TW Companies stock	(586)	(586)	(336)	(336)

Total shareholders’ equity	28,009	57,424	15,368	28,338

Total liabilities and shareholders’ equity	$32,469	$61,823	$15,413	$28,661

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
Content and other revenues(a)	$983	$962	$—	$—

Cost of revenues(a)	(567)	(488)	—	—
Selling, general and administrative(a)	(350)	(412)	—	—
Amortization of goodwill and other intangibles	(45)	(211)	—	—

Operating income (loss)	21	(149)	—	—
Equity in pretax income (loss) of TWE(a)	262	(107)	180	(75)
Interest expense, net	(6)	(8)	—	(1)
Other income (expense), net(a)	23	(48)	(4)	14

Income (loss) before income taxes	300	(312)	176	(62)
Income tax expense(a)	(100)	(43)	(67)	(41)

Net income (loss)	$200	$(355)	$109	$(103)

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:

Content and other revenues	$86	$47	$—	$—
Cost of revenues	(2)	(1)	—	—
Selling, general and administrative	(9)	(5)	—	—
Equity in pretax loss of TWE	(35)	(19)	—	—
Other income (expense), net	(1)	1	—	—
Income tax benefit (expense)	(78)	(27)	(60)	(7)

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
Content and other revenues(a)	$2,902	$2,801	$—	$—

Cost of revenues(a)	(1,675)	(1,352)	—	—
Selling, general and administrative(a)	(1,025)	(1,252)	—	—
Amortization of goodwill and other intangibles	(133)	(626)	—	—

Operating income (loss)	69	(429)	—	—
Equity in pretax income (loss) of TWE(a)	763	(334)	523	(230)
Interest expense, net	(48)	(19)	—	(1)
Other income (expense), net(a)	(195)	(276)	(236)	(132)

Income (loss) before income taxes and cumulative effect of accounting change	589	(1,058)	287	(363)
Income tax expense(a)	(187)	(74)	(93)	(56)

Income (loss) before cumulative effect of accounting change	402	(1,132)	194	(419)
Cumulative effect of accounting change	(18,962)	—	(9,603)	—

Net loss	$(18,560)	$(1,132)	$(9,409)	$(419)

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:

	WCI		ATC

	2002	2001	2002	2001

	(millions)
Content and other revenues	$251	$158	$—	$—
Cost of revenues	(4)	(3)	—	—
Selling, general and administrative	(21)	(14)	—	—
Equity in pretax loss of TWE	(101)	(69)	—	—
Other income (expense), net	15	17	—	—
Income tax benefit (expense)	(80)	12	(51)	2

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
OPERATIONS
Net loss	$(18,560)	$(1,132)	$(9,409)	$(419)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	18,962	—	9,603	—
Depreciation and amortization	218	696	—	—
Loss on writedown of investments	372	—	244	—
Excess (deficiency) of distributions over equity in pretax income of TWE	(535)	574	(366)	394
Equity in losses (income) of other investee companies after distributions	(85)	265	(9)	132
Changes in operating assets and liabilities	(317)	(184)	47	26

Cash provided by operations	55	219	110	133

INVESTING ACTIVITIES
Investments and acquisitions	(152)	(109)	—	—
Capital expenditures	(94)	(126)	—	—
Investment proceeds	34	10	—	—

Cash used by investing activities	(212)	(225)	—	—

FINANCING ACTIVITIES
Repayment of loan to AOL Time Warner	(857)	—	—	—
Borrowings from AOL Time Warner	857	—	—	—
Other borrowings	1	—	—	—
Other debt repayments	(10)	—	—	—
Dividends	(54)	(215)	(10)	(144)
(Increase) decrease in amounts due from TW Companies, net	199	185	(100)	11

Cash provided by (used by) financing activities	136	(30)	(110)	(133)

DECREASE IN CASH AND EQUIVALENTS	(21)	(36)	—	—

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	40	36	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$19	$—	$—	$—

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
BALANCE AT BEGINNING OF PERIOD	$57,424	$8,776	$28,338	$2,075
Allocation of a portion of the purchase price of the America Online-Time Warner merger to WCI and ATC	—	52,112	—	27,685
Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142	(10,815)	—	(3,512)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner Merger and reallocation of goodwill upon adoption of FAS 142	46,609	60,888	24,826	29,760

Net loss	(18,560)	(1,132)	(9,409)	(419)
Other comprehensive income (loss)	117	(15)	15	3

Comprehensive loss	(18,443)	(1,147)	(9,394)	(416)

(Increase) decrease in stock option distribution liability to TW Companies	262	(88)	180	(61)
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $146 and $96 million income tax impact for WCI and ATC, respectively)	(219)	—	(144)	—
Dividends	(400)	(5)	—	—
Transfers (to) from TW Companies, net	199	185	(100)	11
Other	1	2	—	1

BALANCE AT END OF PERIOD	$28,009	$59,835	$15,368	$29,295

See accompanying notes.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (“TWE”), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees,” see Note 8). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the “General Partners.”

     WCI conducts substantially all of TW Companies’ music operations, including interests in recorded music, music publishing and DVD manufacturing. These music operations include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI has investments in TWE, TW Companies, IPC Group Limited, Turner Broadcasting System, Inc (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”). ATC does not conduct operations independent of its ownership interests in TWE and certain other investments, including investments in TW Companies, TBS and Time Warner Telecom.

     On January 11, 2001, America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) merged to form AOL Time Warner Inc. (“AOL Time Warner”), the world’s leading media and entertainment company (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner, and WCI and ATC each became an indirect, wholly owned subsidiary of AOL Time Warner.

Basis of Presentation

Interim Financial Statements

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners included in TWE’s Annual Report on Form 10-K for the year ended December 31, 2001.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

     In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 01-04, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for the General Partners in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts WCI, resulting in an increase in both revenues and costs of approximately $33 million in the third quarter of 2001 and $115 million for the first nine months of 2001.

EITF Issue No. 01-09

     In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for the General Partners in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts WCI and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, WCI’s revenues and costs each were reduced by an equal amount of approximately $10 million in the third quarter of 2001 and $29 million for the first nine months of 2001.

Accounting for Business Combinations

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the General Partners in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, WCI and ATC recorded one-time, noncash charges of approximately $19 billion and $10 billion, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. Approximately $14 billion of WCI’s charge and all of ATC’s charge was the result of goodwill impairment charges recorded at TWE and certain AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. For additional discussion on the impact of adopting FAS 142 (Note 6).

     The General Partners will perform their annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. While the General Partners’ overall goodwill impairment analysis will not be completed until the fourth quarter, based on current market conditions in the cable industry, management believes that it is probable that a substantial overall goodwill impairment has occurred as of September 30, 2002. At

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

this time, management is unable to reasonably estimate the magnitude of such an impairment. The factors that will affect the magnitude of impairment include the impairment charge recorded by the equity investees of the General Partners process, and a valuation of assets (including unrecognized intangible assets) and liabilities, all of which will be completed in the fourth quarter. Additionally, the magnitude of any impairment will also take into consideration the extent to which the stock price of comparable companies in the cable industry continue to experience a sustained decline in values. Any write-off would be noncash in nature and, therefore, is not expected to affect the General Partner’s liquidity. The Company would record any such charge as it relates to the intangible assets of the General Partners as a component of operating income. In addition, the General Partners would record a corresponding portion of the charge recorded by its equity investees as other income (expense).

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the September 30, 2002 presentation.

2. WORD ENTERTAINMENT ACQUISITION

     In January 2002, WCI completed its purchase of Word Entertainment (“Word”) from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations. As a result of the subsequent purchase price allocation, approximately $10 million has been allocated to copyrights, approximately $20 million has been allocated to music catalogues and the remaining $27 million of the purchase price has been allocated to the underlying tangible net assets of Word as of September 30, 2002.

     During the third quarter of 2002, WCI exchanged 20% of its interest in Word to Curb Records for noncash consideration of equal value.

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

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

     Of the total restructuring accruals, $261 million related to work force reductions and represented employee termination benefits and relocation costs. The total number of employees initially identified to be involuntarily terminated or relocated approximated 2,500. As of September 30, 2002, approximately 2,400 of the terminations and relocations had occurred. The remaining 100 terminations and relocations are anticipated to occur during the fourth quarter of 2002. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $52 million were made in 2001 ($17 million of which was in the third quarter and $32 million for the first nine months of 2001) and an additional $75 million was paid in the first nine months of 2002 ($19 million of which was in the third quarter). As of September 30, 2002, the remaining liability of approximately $134 million was primarily classified as a current liability in WCI’s accompanying balance sheet.

     The restructuring accrual also includes approximately $48 million associated with exiting certain activities. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $7 million in 2001 ($1 million of which was in the third quarter and $7 million for the first nine months of 2001) and an additional $11 million was paid in the first nine months of 2002 ($2 million of which was paid in the third quarter). As of September 30, 2002, the remaining liability of $30 million was primarily classified as a long-term liability in WCI’s accompanying consolidated balance sheet.

     Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial accruals	$261	$48	$309
Cash paid – 2001	(52)	(7)	(59)

Restructuring liability as of December 31, 2001	209	41	250
Cash paid – 2002	(75)	(11)	(86)

Restructuring liability as of September 30, 2002	$134	$30	$164

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Merger Costs Expensed as Incurred

     During 2002, the restructuring plans included approximately $4 million of merger costs that were expensed as incurred in the first quarter, all of which were paid by June 30, 2002, and are included in operating income (loss) in the accompanying consolidated statement of operations.

     During 2001, the restructuring plans included approximately $37 million of merger costs, relating to the renegotiation of various contractual commitments, that were expensed as incurred and included in operating income (loss) in the accompanying consolidated statement of operations (none of which was recognized in the third quarter). As of September 30, 2002, approximately $11 million of the $37 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

4. INVESTMENTS

     The United States economy has experienced a broad decline in the public equity markets including investments held in WCI’s and ATC’s portfolios. Similarly, certain privately held investments, restricted securities and investments accounted for using the equity method of accounting of WCI and ATC have experienced significant declines in value. As a result, WCI and ATC recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $16 million and $7 million, respectively, in the third quarter of 2002 and $372 million and $244 million, respectively, for the nine months ended September 30, 2002. Similarly, WCI recorded a noncash pretax charge of approximately $13 million for the nine months ended September 30, 2001 to reduce the carrying value of certain investments that experienced other-than-temporary declines in value.

     Included in the 2002 charge is a charge of approximately $11 million and $356 million for the three and nine months ended September 30, 2002, respectively, at WCI, and $7 million and $244 million for the three and nine months ended September 30, 2002, respectively, at ATC, to reduce the General Partners’ respective investments in Time Warner Telecom for declines deemed to be other-than-temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of both WCI’s and ATC’s investment in Time Warner Telecom was adjusted upward in the Merger by approximately $992 million and $682 million, respectively, to their estimated fair values. Since the date of the Merger, Time Warner Telecom’s share price has declined significantly, resulting in impairment charges of approximately $542 million for WCI and $372 million for ATC in 2001 and approximately $356 million for WCI and $244 million for ATC in 2002.

     As of September 30, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, including approximately 20% by WCI and approximately 14% by ATC, 14% by the Advance/Newhouse Partnership and 42% by other third parties. The General Partners’ interests in Time Warner Telecom are being accounted for under the equity method of accounting. For the three months ended September 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $167 million, $22 million and $48 million, respectively. For the nine months ended September 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $520 million, $44 million and $122 million, respectively.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

5. SALE OF COLUMBIA HOUSE

     The Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between AOL Time Warner and Sony Corporation of America (“Sony”). In June 2002, AOL Time Warner and Sony reached a definitive agreement to each sell 85% of their 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. WCI holds 20% of AOL Time Warner’s interest in the Columbia House domestic operations and 100% of AOL Time Warner’s interest in the Columbia House foreign operations. Under the terms of the sale agreement, WCI received proceeds of approximately $34 million in cash and a subordinated note receivable from Columbia House Holdings, Inc., a majority owned subsidiary of Blackstone, with a face amount of approximately $7 million. The sale has resulted in the WCI recognizing a pretax gain of approximately $96 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations. In addition, WCI has deferred an approximate $6 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As part of the transaction, AOL Time Warner, including WCI, will continue to license music and video product to Columbia House for a five-year period.

6. GOODWILL AND INTANGIBLE ASSETS

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

     Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of applying the provisions of FAS 142, both WCI and ATC are considered one reporting unit. This methodology differs from the General Partners’ previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

     Upon adoption of FAS 142 in the first quarter of 2002, WCI recorded an approximate $19 billion noncash charge and ATC recorded an approximate $10 billion noncash charge relating to the impairment of goodwill, all of which was generated in the Merger. Approximately $5 billion of WCI’s charge related to its wholly owned music business, while the remaining approximate $14 billion of WCI’s charge and all of ATC’s charge were the result of goodwill impairment charges recorded at TWE and other AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. Such charges are nonoperational in nature and are reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of WCI’s music business and the reporting units underlying the General Partners’ investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting, were estimated using either the expected present value of future cash flows of the reporting unit, recent comparable transactions or a combination thereof.

     The FAS 142 goodwill impairment is associated solely with goodwill resulting from the AOL Time Warner Merger. The amount of the impairment primarily reflects the overall market declines since the AOL Time Warner Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to AOL Time Warner as a whole be assigned

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

to all of AOL Time Warner’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated from WCI’s music business and the reporting units underlying the General Partners’ investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting to other segments of AOL Time Warner.

     A summary of changes in WCI’s goodwill during the first nine months of 2002 is as follows (in millions):

	Goodwill

	January 1,	Acquisitions &		September 30,
	2002(1)	Adjustments(2)	Impairment(3)	2002

Total	$5,857	$33	$(4,796)	$1,094

(1)	Reflects the reallocation of $5.942 billion of goodwill to other segments of AOL Time Warner under FAS 142.

(2)	Acquisitions primarily relate to WCI’s preliminary purchase price allocation for the acquisition of Word Entertainment. In addition, the ultimate goodwill associated with certain acquisitions continues to be adjusted as the value of the assets and liabilities acquired are finalized.

(3)	The impairment charge does not include approximately $14 billion related to goodwill impairments associated with investments accounted for under the equity method of accounting.

     As of September 30, 2002 and December 31, 2001, WCI’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Music catalogues and copyrights(1)	$3,193	$(290)	$2,903	$3,079	$(153)	$2,926
Other intangible assets subject to amortization	6	—	6	—	—	—

Total	$3,199	$(290)	$2,909	$3,079	$(153)	$2,926

Intangible assets not subject to amortization:
Brands and trademarks(1)	$1,700	$(57)	$1,643	$1,700	$(57)	$1,643

(1)	Amount represents intangible assets related to WCI’s music operations.

     WCI recorded amortization expense of $45 million during the third quarter of 2002 compared to $211 million during the third quarter of 2001. WCI recorded amortization expense of $133 million for the first nine months of 2002 compared to $626 million for the first nine months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $172 million; 2004: $172 million; 2005: $172 million; 2006: $158 million; and 2007: $158 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

     During the first nine months of 2002, WCI acquired the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Music catalogues and copyrights	$70	15 years
Other intangible assets	6	6 years

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

     The 2001 results do not reflect the provisions of FAS 142. Had WCI and ATC adopted FAS 142 on January 1, 2001, the net income (loss) would have been changed to the adjusted amounts indicated below:

	Nine Months Ended
	September 30, 2001

	(millions)
	WCI	ATC

As reported – historical basis	$(1,132)	$(419)
Add: Goodwill amortization	448	—
Add: Intangible amortization	63	—
Add: TWE goodwill and intangible amortization	1,215	834
Add: Equity investee goodwill amortization	244	150
Income tax impact	(609)	(394)

Adjusted	$229	$171

7. INVESTMENT IN TWE

     The General Partners’ investment in and amounts due to and from TWE at September 30, 2002 and December 31, 2001 consists of the following:

September 30, 2002	WCI	ATC

	(millions)
Investment in TWE	$19,943	$13,736
Stock option related distributions due from TWE	1	1
Other net receivables due from TWE	77	—

Total	$20,021	$13,737

December 31, 2001	WCI	ATC

	(millions)
Investment in TWE	$36,490	$25,110
Stock option related distributions due from TWE	264	182
Other net assets due from TWE	80	—

Total	$36,834	$25,292

     The General Partners’ respective investments in TWE declined significantly during the quarter, primarily the result of the General Partners’ share of TWE’s $21.763 billion cumulative effect of an accounting change relating to the adoption of FAS 142. In addition, upon the adoption of FAS 142, $6.857 billion of goodwill at TWE generated in the Merger was reallocated to other segments of AOL Time Warner thereby reducing TWE’s net assets. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

Partnership Structure and Allocation of Income

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 and currently owns and operates substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies, directly or indirectly, holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp (“AT&T”).

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

     During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively, to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary;” WCI and ATC have reflected the pretax impact of the dilution of its interest in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital.

     In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. As part of the restructuring, WCI will acquire complete ownership of TWE’s content assets, including Warner Bros. and Home Box Office, as well as TWE’s interests in The WB Network, Comedy Central and Court TV. In addition, all of WCI’s and almost all of ATC’s interests in TWE and all of AOL Time Warner’s interests in cable television systems held through wholly-owned subsidiaries, will be contributed to an existing subsidiary of AT&T that will become a subsidiary of AOL Time Warner and will be renamed “Time Warner Cable Inc.” In connection with the restructuring, AT&T will receive $2.1 billion in cash and AOL Time Warner common stock valued at $1.5 billion at the time of the closing of the restructuring and will retain a 17.9% economic stake in Time Warner Cable Inc. and a 4.7% economic stake in TWE. AT&T’s combined interests in Time Warner Cable Inc. and TWE will result in AT&T holding an approximately 21% economic interest in the business of Time Warner Cable Inc. AT&T’s 17.9% economic stake in Time Warner Cable Inc. will represent approximately a 10.7% voting interest in Time Warner Cable Inc. The Company anticipates that the restructuring will be completed in early 2003, upon the receipt of local cable franchise approvals, where required, and other required regulatory approvals. Clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been received.

     Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. WCI will account for its interest in Time Warner Cable under the equity method of accounting. ATC will account for its common and preferred interests in TWE as cost method investments. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the closing of the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to pay down Time Warner Cable Inc.’s debt incurred to fund the $2.1 billion cash payment to AT&T. Thereafter, AT&T will have certain priority registration rights with respect to its stake in Time Warner Cable Inc.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. A portion of TWE’s net income has been allocated to the limited partnership interests.

Summarized Financial Information of TWE

     TWE’s summarized financial information for 2002 includes the impact of the adoption of FAS 142 effective January 1, 2002, which causes the 2002 summarized financial information to not be comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2002 more meaningful, pro forma financial information for 2001 has been provided supplementally as if FAS 142 had been in effect beginning January 1, 2001. In addition, TWE’s historical financial information for 2001 has been restated for the impact of EITF 01-14 and EITF 01-09. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
	Historical	Historical	Historical	Historical

	(millions)
Operating Statement Information
Revenues	$3,935	$3,559	$11,899	$10,275
Operating income	612	19	1,789	(121)
Interest expense, net	(103)	(129)	(310)	(413)
Other income (expense), net	5	(101)	—	(218)
Minority interest	(6)	8	(19)	22
Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	508	(203)	1,460	(730)
Income (loss) before discontinued operations and cumulative effect of accounting change	476	(234)	1,336	(799)
Income (loss) before cumulative effect of accounting change	1,655	(241)	2,518	(823)
Net income (loss)	1,655	(241)	(19,245)	(823)

	Nine Months Ended September 30,

	2002	2001
	Historical	Historical

	(millions)
Cash Flow Information
Cash provided by operations	$3,373	$1,997
Investments and acquisitions	(262)	(832)
Capital expenditures from continuing operations	(1,135)	(1,144)
Capital expenditures from discontinued operations	(206)	(298)
Borrowings	3,046	3,279
Debt repayments	(3,713)	(2,535)
Partnership distributions from discounted operations, net	(11)	(51)
Capital and other distributions from continuing operations	(416)	(425)
Increase (decrease) in cash and equivalents	697	23

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	September 30,	December 31,
	2002	2001
	Historical	Historical

	(millions)
Balance Sheet Information
Cash and equivalents	$947	$250
Total current assets	5,102	4,908
Total assets	55,868	85,058
Total current liabilities	6,677	6,305
Long-term debt	6,585	8,049
Minority interests	693	2,191
Partners’ capital	39,406	65,405

Capital Distributions

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 2002 and December 31, 2001, the General Partners had recorded $2 million and $446 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner stock of $11.70 at September 30, 2002 and $32.10 as of December 31, 2001. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 2002, the General Partners received cash distributions from TWE in the amount of $385 million, consisting of $361 million of tax-related distributions and $24 million of stock option related distributions. During the nine months ended September 30, 2001, the General Partners received cash distributions from TWE in the amount of $404 million, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions. Of such aggregate distributions, WCI received $228 million during the first nine months of 2002 and $240 million in 2001 and ATC received $157 million during the first nine months of 2002 and $164 million in 2001.

8. GENERAL PARTNER GUARANTEES

     Each General Partner has guaranteed a pro rata portion of approximately $3.6 billion of TWE’s public debt, borrowings under its commercial paper program and certain bank debt, including accrued interest at September 30, 2002, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     The portion of TWE debt and accrued interest at September 30, 2002 that was guaranteed by each General Partner is set forth below:

	Total Guaranteed by
	Each General Partner

General Partner	%	Amount

	(dollars in millions)
WCI	59.27	$2,161.9
ATC	40.73	1,485.6

Total	100.00	$3,647.5

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. TWE paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On September 16, 2002, the Georgia Supreme Court denied TWE’s petition for a writ of certiorari seeking review of the decision of the Georgia Court of Appeals and subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE intends to file.

         On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner, TWE, Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records Inc., Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (“ERISA”). The lawsuit has been transferred to the United States District Court for the Southern District of New York. WCI believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, WCI is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

         WCI is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement on terms that will not have a material impact on the WCI’s financial statements or results of operations. The settlement has been preliminarily approved by the Court, but is subject to its final approval. In the remaining lawsuits, AOL Time Warner has entered into memoranda of understanding to settle these actions on terms that will not have a material impact on WCI’s financial statements or results of operations. The settlement of these remaining actions is also subject to Court approval.

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

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

10. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash flows is as follows:

	Nine Months Ended September 30

	2002		2001

	WCI	ATC	WCI	ATC

	(millions)
Cash payments made for interest	$42	$—	$12	$—
Interest income received	6	—	7	—
Net cash payments (refunds) for income taxes	86	51	62	27
Tax-related distributions received from TWE	214	147	30	20
Noncash capital distributions, net	248	170	—	—

     Noncash financing activities in 2002 include the settlement of a WCI receivable from TW Companies through a WCI dividend of $360 million. Noncash investing activities in 2002 include the exchange of 20% of WCI’s interest in Word to Curb Records for noncash consideration of equal value.

Interest Expense, Net

     Interest expense, net, consists of:

	Nine Months Ended September 30,

	2002		2001

	WCI	ATC	WCI	ATC

	(millions)
Interest Income	$5	$—	$7	$—
Interest Expense	(53)	—	(26)	(1)

Total interest expense, net	$(48)	$—	$(19)	$(1)

Part II. Other Information

Item 1. Legal Proceedings.

     Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., described on page 25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) and page 48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “March 31, 2002 Form 10-Q”). On September 16, 2002, the Georgia Supreme Court denied the Company’s petition for a writ of certiorari and subsequently denied its motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of the Company’s petition for writ of certiorari to the United States Supreme Court, which the Company intends to file.

     Reference is made to Henry Spann et al. v. AOL Time Warner Inc., et al., described on page 48 of the March 31, 2002 Form 10-Q. The lawsuit has been transferred to the United States District Court for the Southern District of New York.

     Reference is made to the several class action lawsuits brought by direct and/or indirect purchasers of compact discs alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies described on page 25 of the 2001 Form 10-K. The parties to the federal action commenced by the Attorneys General have signed a settlement agreement on terms that will not have a material impact on the Company’s financial statements or results of operations. The settlement has been preliminarily approved by the Court, but is subject to its final approval. In the remaining lawsuits, the Company has entered into memoranda of understanding to settle these actions on terms that will not have a material impact on the Company’s financial statements or results of operations. The settlement of these remaining actions is also subject to Court approval.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)  Reports on Form 8-K.

	Item #	Description	Date

(i)	2, 7	Reporting (i) events related to the restructuring of the Time Warner Entertainment-Advance/Newhouse Partnership on August 1, 2002 (Item 2) and (ii) unaudited pro forma consolidated condensed financial statements illustrating effects of restructuring (Item 7)	August 1, 2002

	Item #	Description	Date

(ii)	9	Furnishing certification of each of Company’s and Company’s general partners’ Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	August 14, 2002

(iii)	5	Reporting entry by Company, AOL Time Warner Inc., AT&T Corp., Comcast Corporation and certain other parties into a Restructuring Agreement dated as of August 20, 2002 related to the Company	August 21, 2002

TIME WARNER ENTERTAINMENT COMPANY, L.P.

AND TWE GENERAL PARTNERS

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

By:	Warner Communications Inc., as General Partner

By	/s/ Wayne H. Pace

Name:	Wayne H. Pace
Title:	Executive Vice President and Chief Financial Officer

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
WARNER COMMUNICATIONS INC.

By	/s/ Wayne H. Pace

Name:	Wayne H. Pace
Title:	Executive Vice President and Chief Financial Officer

Dated: November  14, 2002

CERTIFICATIONS

I, Richard D. Parsons, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Time Warner Entertainment Company, L.P. and its General Partners, American Television and Communications Corporation and Warner Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  14, 2002

/s/ Richard D. Parsons
Name:	Richard D. Parsons
Title:	Chief Executive Officer
Time Warner Entertainment Company, L.P.
American Television and Communications Corporation
Warner Communications Inc.

CERTIFICATIONS

I, Wayne H. Pace, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Time Warner Entertainment Company, L.P. and its General Partners, American Television and Communications Corporation and Warner Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  14, 2002

/s/ Wayne H. Pace
Name:	Wayne H. Pace
Title:	Chief Financial Officer
Time Warner Entertainment Company, L.P.
American Television and Communications Corporation
Warner Communications Inc.

EXHIBIT INDEX

           Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne”), MediaOne TWE Holdings, Inc. (“Holdings”), Comcast Corporation, AT&T Comcast Corporation, AOLTW, TWI Cable Inc., Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (incorporated herein by reference to Exhibit 99.1 to AOL Time Warner Inc.’s (“AOLTW”) Current Report on Form 8-K dated August 21, 2002 (File No. 1-15062)).

10.2	Form of Restated Certificate of Incorporation of Holdings, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.3 to AOLTW’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-15062) (the “AOLTW September 30, 2002 10-Q”)).

10.3	Form of Amended and Restated Agreement of Limited Partnership of TWE, by and among Time Warner Cable Inc. (“TWC”), MediaOne, ATC, AT&T and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.4 to the AOLTW September 30, 2002 10-Q).

10.4	Form of By-laws of TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.5 to the AOLTW September 30, 2002 10-Q).

10.5	Form of Registration Rights Agreement by and between AOLTW and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.6 to the AOLTW September 30, 2002 10-Q).

10.6	Form of Registration Rights Agreement by and among MediaOne, AOLTW and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.7 to the AOLTW September 30, 2002 10-Q).

10.7	Form of Parent Agreement among TWC, AOLTW and AT&T, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.8 to the AOLTW September 30, 2002 10-Q).

10.8	Form of Partnership Interest Sale Agreement among TWC, AOLTW, AT&T and MediaOne, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.9 to the AOLTW September 30, 2002 10-Q).

10.9	Form of Reimbursement Agreement by and among TWC, AOLTW, WCI, ATC and TWE, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.10 to the AOLTW September 30, 2002 10-Q).

10.10	Form of Brand License Agreement by and between WCI and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.11 to the AOLTW September 30, 2002 10-Q).

10.11	Form of Tax Matters Agreement among AOLTW and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.12 to the AOLTW September 30, 2002 10-Q).

10.12	Form of Brand and Trade Name License Agreement by and among Time Warner Inc. and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.13 to the AOLTW September 30, 2002 10-Q).

10.13	Registration Rights Agreement dated as of August 20, 2002 by and between MediaOne and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.14 to the AOLTW September 30, 2002 10-Q).

10.14	Distribution Agreement dated as of August 20, 2002 by and among TWE, WCI and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.15 to the AOLTW September 30, 2002 10-Q).

10.15	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the AOLTW September 30, 2002 10-Q).

10.16	Contribution Agreement dated as of August 20, 2002 by and among Holdings, WCI and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.17 to the AOLTW September 30, 2002 10-Q).

10.17	Intellectual Property Agreement dated as of August 20, 2002 by and between Holdings and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the AOLTW September 30, 2002 10-Q).

10.18	Demand Promissory Note dated August 19, 2002 issued by Holdings to MediaOne in the original principal amount of $2.1 billion, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.19 to the AOLTW September 30, 2002 10-Q).

99.1	Certification of Principal Executive Officer and Principal Financial Officer of TWE pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to TWE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

99.2	Certification of Principal Executive Officer and Principal Financial Officer of each of the general partners of TWE pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to TWE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.