Form 10-Q
period 2003-03-31
TIME WARNER ENTERTAINMENT CO L P
filed 2003-05-15
CIK 893657

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2003, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to .

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3666692 (I.R.S. Employer Identification Number)

75 Rockefeller Plaza
New York, New York 10019
(212) 484-8000

(Address, including zip code, and telephone number, including area code, of each registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No [X]

TIME WARNER ENTERTAINMENT COMPANY, L.P.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s, (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of TWE’s businesses, as well as recent developments that have occurred during 2003 or that the Company believes are important in understanding the results of operations.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2003 relative to that of 2002.

•	Liquidity and capital resources. This section provides an analysis of the Company’s financial condition and cash flows as of and for the three months ended March 31, 2003.

•	Market risk management and other. This section discusses how the Company manages exposure to potential losses arising from adverse changes in interest rates and changes in the market value of investments.

•	Caution concerning forward-looking statements and risk factors. This section provides a description of factors that could affect the operations, business or financial results of the Company and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

     Prior to the restructuring discussed below, a majority of AOL Time Warner Inc.'s (“AOL Time Warner”) interests in its filmed entertainment and cable segments, and a portion of its interests in its networks segment, were held through TWE. AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corp. (“Comcast”).

     On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE restructuring”). As a result of the TWE restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Partners (“Comedy Central”) and the Courtroom Television Network (“Court TV”) (collectively, the “TWE Non-Cable Businesses”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC”). As part of the TWE restructuring, AOL Time Warner received a 79% economic interest in TWC’s cable systems. TWE is now a subsidiary of TWC.

     In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC, as part of the restructuring.

     Comcast’s 21.0% economic interest in TWC’s cable business is held through a 17.9% direct ownership interest in TWC (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC’s cable business is held through an 82.1% ownership interest in TWC (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE.

     The additional cable ownership interests acquired by AOL Time Warner in the TWE restructuring, as well as Comcast’s exchange of a portion of its interest in TWE for a 17.9% interest in TWC, have been accounted for as step acquisitions and are reflected in the accompanying balance sheet as of March 31, 2003.

     The purchase consideration paid by AOL Time Warner in the TWE restructuring was as follows (in millions):

Description	Amount

Debt incurred at TWC	$2,100
Issuance of AOLTW mandatorily convertible preferred stock to Comcast	1,500
Value of cable assets transferred to Comcast	1,000
Acquisition costs	44

Total purchase consideration	$4,644

     Of the $4.664 billion purchase consideration paid by AOL Time Warner, $880 million (i.e., $1.4 billion of the purchase consideration less $520 million which represents the book value of the net assets acquired) is attributable to the incremental interest in the cable business acquired. A preliminary allocation of the purchase consideration has been performed, and all the purchase consideration has been allocated to franchise license intangible assets at TWE. In addition, the 17.9% interest in TWC retained by Comcast was stepped up to fair value. At TWE, this $2.362 billion adjustment is reflected as an increase in cable franchise license intangibles and a corresponding increase to contributed capital. The franchise license intangible assets will not be amortized but will be tested for impairment on an annual basis. As a result of AOL Time Warner’s acquisition of TWE’s content businesses (through Warner Communications Inc.), TWE has presented the TWE Non-Cable Businesses as discontinued operations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company’s operations primarily consist of selling video programming and high speed data services to subscribers for a monthly fee and related advertising services to a variety of local, regional and national clients. Subscriber services are distributed through a network of coaxial and fiber optic cables. As a result of the TWE restructuring, TWE became a subsidiary of TWC, the second largest operator of cable systems in the United States. TWC holds interests in cable systems serving approximately 10.9 million basic cable subscribers as of March 31, 2003 and December 31, 2002. This total includes subscribers served by the systems owned directly by TWE’s continuing consolidated operations and its directly held and managed unconsolidated cable joint ventures, as well as subscribers served by systems outside of TWE that are directly owned by TWC, however, managed by TWE. As of March 31, 2003 and December 31, 2002, approximately 7.7 million basic subscribers were served by TWE’s directly owned continuing consolidated operations, which exclude TWE’s directly held and managed unconsolidated cable system joint ventures and the operations of TWC which TWE manages, however, does not have an ownership interest. The financial statements included in this report reflect the operations of TWE’s consolidated cable systems and its equity investments in its cable system joint ventures, but exclude the results of TWC’s cable systems in which TWE does not have an ownership interest.

Restructuring of TWE — Advance/Newhouse Partnership

     During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming authority for day-to-day operations of certain TWE-A/N cable systems (“A/N Systems”), subject to some exceptions. TWE will continue to exercise various management functions with respect to these systems including oversight of programming and certain engineering related services. As a result, TWE deconsolidated the financial position and operating results of the A/N Systems and has reflected the 2002 operating results as discontinued operations.

FINANCIAL STATEMENT PRESENTATION

Revenue

     The Company’s revenues consist of video revenue, high-speed data revenue and advertising revenue. Video revenue includes monthly fees for basic, standard and digital services, together with related equipment rental charges, such as set-top boxes, and charges for premium channels and subscription video-on-demand services. Video revenue also includes installation, pay per view and video-on-demand charges and franchise fees relating to video charges collected on behalf of local franchise authorities. Several ancillary items are also included within video revenue, such as commissions related to the sale of merchandise by home shopping services and rental income earned on leasing of antennae tower facilities. In each period presented, these ancillary items constitute less than 2% of video revenue.

     High-speed data revenue includes monthly subscriber fees from both residential and commercial high-speed data subscribers, along with related equipment rental charges, home networking fees, installation charges and, to the extent collected, franchise fees relating to high-speed data services. As a result of a March 2002 ruling of the Federal Communications Commission (“FCC”), TWE stopped collecting all franchise fees on high-speed data services. The Company’s high-speed data revenue also includes fees received from the unconsolidated cable system joint ventures and the A/N Systems.

     Advertising revenue includes the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data media outlets. At the present time, substantially all of the Company’s advertising revenue is from its video outlets. TWE divides its advertising revenue into three general categories: general third-party advertising, program vendor advertising and related party advertising. General third-party advertising represents local, regional and national advertising spots sold to unaffiliated third parties who do not provide TWE with programming. Program vendor advertising represents advertising spots sold to unaffiliated third-party programming vendors to promote their channels, including new channel launches. Related party advertising represents advertising spots sold to other divisions of AOL Time Warner and its affiliates, including AOL Time Warner affiliated programming vendors. Program vendor and related party advertising can vary significantly from period to period depending on the timing of channel launches and the marketing strategies of the other AOL Time Warner affiliates.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Costs and Expenses

     Cost of revenues primarily includes video programming costs, including fees paid to the programming vendors net of amounts received, high-speed data costs and cable service related expenses including non-administrative employee costs directly associated with maintenance or the delivery of products and services to subscribers, franchise fees and other expenses. TWE’s programming agreements generally provide that the Company pays a monthly per subscriber fee in respect of each programming service that it carries.

     Selling, general and administrative costs include variable and non-variable expenses not directly associated with maintenance or delivery of products and services to subscribers, such as administrative salary costs, advertising and marketing expenses, billings, repair and maintenance, management fees paid to AOL Time Warner and other administrative overhead costs, net of management fees received from unconsolidated cable system joint ventures and TWC cable systems in which TWE does not have an ownership interest.

EBITDA

     The Company evaluates operating performance based on several factors, including operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets, or “EBITDA.” Management considers EBITDA to be an important indicator of the operational strength and performance of the business, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation of tangible assets and amortization or write-downs of certain finite lived intangible assets, including goodwill, that were recognized in business combinations accounted for by the purchase method. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States and may not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

     Revenues. The Company’s revenues increased to $1.547 billion in 2003, compared to $1.414 billion in 2002. This increase was due to higher rates (reflecting higher programming costs and an increase in programming choices offered to subscribers) and increases in high-speed data, digital cable and basic cable subscribers, partially offset by a decrease in advertising revenue. Revenues by category were as follows (in millions):

	Three Months Ended March 31,		Increase (decrease)

	2003	2002	$	%

Video	$1,181	$1,085	$96	9%
High-speed data	280	201	79	39%
Advertising	86	128	(42)	(33%)

Total Revenue	$1,547	$1,414	$133	9%

     Total video revenue increased by $96 million, or 9%, over 2002. This growth was predominantly attributable to higher rates and, to a lesser extent, an increase in digital and basic subscribers. Consolidated basic video subscribers increased by 108,000 to 7.7 million at March 31, 2003, as compared to 7.6 million at March 31, 2002. Consolidated digital video subscribers, who are included in the Company’s 7.7 million basic video subscribers, increased by 653,000, or 32%, to 2.7 million at March 31, 2003, as compared to 2.0 million at March 31, 2002.

     High-speed data revenue increased by $79 million, or 39%, over 2002, primarily due to growth in high-speed data subscribers. From March 31, 2002 to March 31, 2003, total consolidated and managed residential high-speed data subscribers increased by 964,000 to 2.0 million subscribers. During the same period, consolidated and

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

managed commercial high-speed data accounts increased by 40,000 accounts to 90,000 accounts at March 31, 2003. Residential high-speed data penetration of consolidated and managed systems increased from 10% of eligible homes passed at March 31, 2002 to 15% of eligible homes passed at March 31, 2003. TWE expects continued growth in high speed data subscribers and revenue, but at a lower rate as penetration increases.

     Total advertising revenues declined by $42 million, or 33%, compared to 2002 primarily due to a decline in related party and program vendor advertising. General third-party advertising revenue increased by 15% from $71 million in 2002 to $82 million in 2003 due to an increase in advertising rates and an increase in advertising inventory available for sale. Program vendor advertising decreased from $34 million in 2002 to $2 million in 2003 primarily due to fewer new channel launches. Related party advertising revenue decreased from $23 million in 2002 to $2 million in 2003 primarily due to decreased advertising by America Online, Inc., a wholly owned subsidiary of AOL Time Warner, (“America Online”). Despite expected increases in general third party advertising revenues, the Company expects total advertising revenues to continue to decline substantially throughout 2003 due to a decrease in related party and program vendor advertising.

     Cost of revenues. Cost of revenues increased to $695 million in 2003, compared to $637 million in 2002, primarily due to higher programming costs and higher personnel costs associated with the deployment of new services, partially offset by a decline in high-speed connectivity costs. The components of cost of revenues were as follows (in millions):

	Three Months Ended March 31,		Increase (decrease)

	2003	2002	$	%

Video programming	$340	$283	$57	20%
Employee	199	178	21	12%
High-speed data	35	59	(24)	(41%)
Other	121	117	4	3%

Total	$695	$637	$58	9%

     TWE’s video programming costs increased by 20% in 2003. The majority of this increase was attributable to two factors: first, sports programming cost increases, which reflect launches of new sports services and contractual rate increases for existing sports services; and second, the impact of having added numerous non-sports services to many of the Company’s lineups, including new services and expanded distribution of existing services. Industry-wide programming cost increases (including for premium channels), higher sales of premium services, the continuing migration of premium channels to the standard tier and the launch of video-on-demand offerings also contributed to these programming cost increases. Video programming costs have risen in recent years and will continue to rise, although at a lower rate than during 2002, primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to obtain additional quality programming for more extensive programming packages, the migration of premium channels to the standard tier, industry-wide programming cost increases (especially for sports programming), and inflation – indexed or negotiated license fee increases.

     Employee costs rose in 2003 in part as a result of higher headcount associated with customer care and new product initiatives. Merit-based salary increases, cost-of-living increases and the increased cost of employee benefits, including costs associated with group insurance and defined benefit pension plans, also contributed to the increase in employee costs.

     High-speed data costs, which are primarily associated with connectivity, have decreased due to an industry wide decline in such connectivity costs. Additionally, the Company incurred one-time contract termination costs in 2002 associated with its transition from third-party connectivity providers to America Online.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $272 million in 2003 from $246 million in 2002. This increase of $26 million, or 11%, over 2002 was primarily associated with the roll-out of new products and services. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,		Increase (decrease)

	2003	2002	$	%

Employee	$138	$122	$16	13%
Administrative	54	56	(2)	(4%)
Advertising	48	39	9	23%
Other	32	29	3	10%

Total	$272	$246	$26	11%

     Employee costs increased due to an increase in headcount associated with the roll-out of new services and increased subscriber transactions, partially offset by headcount reductions in other areas of the business. Merit-based salary increases, cost-of-living increases and the increased cost of employee benefits, including costs associated with group insurance and pension benefits, also contributed to the increase in employee costs. Advertising costs increased in 2003 due to aggressive marketing of new products and services, including the “Now Anything’s Possible” marketing campaign, launched during the fourth quarter of 2002, which focuses on heightened customer care and the Company’s broad range of products and services.

Reconciliation of Consolidated EBITDA to Operating Income and Net Income (Loss)

	Three Months Ended March 31,

	2003	2002	% Change

	(in millions)
EBITDA	$580	$531	9%
Depreciation	(282)	(230)	23%
Amortization	(2)	(1)	100%

Operating income	296	300	(1%)
Interest expense, net	(77)	(92)	(16%)
Income from equity investments, net	5	1	—
Minority interest expense	(12)	(7)	71%

Income before income taxes, discontinued operations and cumulative effect of an accounting change	212	202	5%
Income tax provision	(4)	(2)	100%

Income before discontinued operations and cumulative effect of an accounting change	208	200	4%
Income from discontinued operations, net of tax	290	180	61%
Cumulative effect of accounting change	—	(21,763)	(100%)

Net income (loss)	$498	$(21,383)	—

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     EBITDA. EBITDA in 2003 increased 9% to $580 million from $531 million in 2002. EBITDA increased principally as a result of revenue gains, partially offset by an increase in costs of revenues and selling, general, and administrative expenses.

     Depreciation. Depreciation increased to $282 million in 2003, from $230 million in 2002. This increase of $52 million, or 23%, compared to 2002 was primarily due to a change in the nature of the Company’s capital spending. A majority of capital spending in recent years was related to cable system upgrades, which were substantially completed in mid-2002. With the completion of these upgrades, a greater portion of capital spending in recent years has been dedicated to assets, such as customer premises equipment, with shorter useful lives. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in increased overall depreciation expense.

     Amortization expense. Amortization expense increased to $2 million from $1 million in 2002 due to an increase in intangible assets associated with the renewal of cable franchises.

     Operating income. Operating income in 2003 decreased to $296 million from $300 million in 2002 due to an increase in depreciation expense that was offset in part by an increase in EBITDA.

     Interest expense, net. Net interest expense decreased in 2003 to $77 million from $92 million in 2002. This decrease of $15 million, or 16%, compared to 2002 was due to declining interest rates on variable rate debt, coupled with lower overall debt levels.

     Income from equity investments, net. The income from equity investments, net increased to $5 million in 2003 compared to $1 million in 2002 due to an increase in the earnings of the Company’s unconsolidated joint ventures (i.e., Texas Cable Partners, L.P. and Kansas City Cable Partners, L.P.)

     Minority interest expense. Minority interest expense, associated with TWC’s direct interest in TWE-A/N and Road Runner, was $12 million of expense in 2003, compared to $7 million of expense in 2002. This change primarily reflects an increase in profitability in Road Runner in which TWC holds an ownership interest.

     Income tax provision. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income taxes of $4 million in 2003 and $2 million in 2002 have been provided for the operations of TWE’s subsidiary corporations and unincorporated business taxes.

     Income before discontinued operations and cumulative effect of accounting change. The net income from continuing operations before the cumulative effect of an accounting change was $208 million in 2003 compared to $200 million in 2002. The 2003 results benefited from reduced interest expense and increased income from equity investments, offset in part by decreased operating income and increased minority interest expense.

     Net income (loss). Net income was $498 million in 2003 compared to a net loss of $21.383 billion in 2002. The 2002 net loss was due to the cumulative effect of an accounting change of $21.763 billion. Excluding the cumulative effect of an accounting change, 2002 net income would have been $380 million compared to $498 million in 2003. This increase of $118 million over 2002 is primarily due to an increase in income from discontinued content operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, TWE had $6.408 billion of total debt, including $2.4 billion of mandatorily redeemable preferred securities held by AOL Time Warner, and $97 million of cash and cash equivalents, representing net debt of $6.311 billion, and partners’ capital of $23.137 billion. At December 31, 2002, TWE had $6.952 billion of debt, and $840 million of cash and cash equivalents, representing net debt of $6.112 billion and partners’ capital of $37.117 billion. As discussed in further detail below, management believes that the Company’s operating cash

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

flow, cash and equivalents and borrowing capacity are sufficient to fund capital and liquidity needs for the foreseeable future.

Cash Flows

     Operating activities. Operating cash flow from continuing operations increased 13% to $251 million for 2003 compared to $222 million for 2002 primarily driven by an increase in EBITDA, partially offset by an increase in working capital requirements.

     Investing activities. The Company has invested significant amounts of capital to upgrade the technological capability and reliability of its cable systems and to make selective investments in companies with operations within the cable industry. Cash used by investing activities of continuing operations decreased 5% to $358 million in 2003, compared to $376 million in 2002 as a result of a slight decrease in capital expenditures combined with a decreased level of investments and acquisitions. The Company spent $287 million and $297 million on capital expenditures from continuing operations in 2003 and 2002, respectively. The majority of capital expenditures in 2003 and 2002 were dedicated to purchases of customer premise equipment.

     The Company anticipates a decrease in overall capital expenditures in full year 2003 from those in full year 2002. For the full year 2003, a smaller portion of capital expenditures will be dedicated to system upgrades and rebuilds due to the substantial completion of the system upgrades in mid-2002. Management also expects expenditures for customer premise equipment to decline over the next several years as the Company’s pace of adding high-speed data and digital subscribers slows and the unit prices for set-top boxes, cable modems and DVRs decline.

     Financing activities. Cash used by financing activities of continuing operations was $637 million for 2003 as compared to cash provided by financing activities from continuing operations of $169 million in 2002. This increase in cash used by financing activities was driven by the repayment of debt as part of the TWE restructuring, lower contributions, net from AOL Time Warner and lower borrowings during the period.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Free Cash Flow

     The Company evaluates operating performance based on free cash flow. Free cash flow is defined as cash provided by operating activities less income (loss) from discontinued operations, operating cash flows from discontinued operations, capital expenditures, partnership distributions and principal payments on capital leases. Management believes that free cash flow is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing cable companies’ liquidity, operating performance and leverage and due to the capital-intensive nature of the cable business. Free cash flow should not be considered as an alternative to net income (loss) as an indicator of performance or as an alternative to net cash provided by operating activities as a measure of liquidity, and may not be comparable to similarly titled measures used by other companies. The Company’s free cash flow decreased to $102 million outflow in 2003 from $75 million outflow in 2002 primarily due to increased partnership distributions and increased working capital requirements, partially offset by an increase in EBITDA.

	Three Months Ended March 31,

	2003	2002

	(in millions)
Cash provided by operations	$622	$1,304
Reconciling items:
Income from discontinued operations	(290)	(180)
Operating cash flow adjustments relating to discontinued operations	(81)	(902)

Cash provided by continuing operating activities	251	222
Capital expenditures from continuing operations	(287)	(297)
Partnership distributions and principal payments on capital leases of continuing operations	(66)	—

Free cash flow used by continuing operations	$(102)	$(75)

Outstanding Debt and Mandatorily Redeemable Preferred Equity

As part of the TWE restructuring, the Company’s capital structure was restructured as follows:

•	a portion of AOL Time Warner’s equity interest in TWE was recapitalized into a $2.4 billion mandatorily redeemable preferred equity interest in TWE and a 1% residual equity interest in TWE;

•	all outstanding amounts borrowed by TWE and its subsidiaries under a previously existing bank credit facility were extinguished;

•	the Company settled all previous amounts due to AOL Time Warner;

•	the Company borrowed $600 million under its new Senior Revolving Bank Credit Facility described in more detail in Note 8 to the unaudited consolidated financial statements; and

•	ownership in the Company (based on common stock residual interests) is now held indirectly by TWC (94.3%), AOL Time Warner (1.0%) and Comcast (4.7%).

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Debt and mandatorily redeemable preferred equity, as of March 31, 2003, includes the following components:

	Outstanding Debt
Facility	(millions)	Interest Rate		Maturity

TWE public debt (a)	$3,390	7.50	%(d)	2008- 2033
Senior Revolving Bank Credit Facility (b)	600	1.835	%(e)	January 7, 2004
Mandatorily redeemable preferred equity (c)	2,400	8.059%		April 1, 2023
Capital leases and other (including $6 million of debt due within one year)	18

Total debt and preferred equity	$6,408

(a)	Includes an unamortized fair value adjustment of approximately $190 million as of March 31, 2003, recorded in connection with the AOL Time Warner merger, which is being amortized as a reduction of interest expense over the term of the debt.

(b)	The Senior Revolving Bank Credit Facility has a total committed availability of $1.5 billion and matures on January 7, 2004, with an option to extend its maturity for one year.

(c)	The preferred equity of TWE held by AOL Time Warner pays cash distributions at an annual rate equal to 8.059% of its face value on a quarterly basis. The preferred equity matures and is required to be redeemed in cash by TWE on April 1, 2023.

(d)	Calculated as a weighted average interest rate of the various public debt issuances outstanding.

(e)	Interest rate is determined by reference to TWE’s credit rating and is currently LIBOR plus 62.5 basis points.

Contractual Commitments

     Firm Commitments. In addition to the debt and mandatorily redeemable preferred equity, TWE has commitments under various firm contractual arrangements to make future payments for goods and services. These firm commitments secure future rights to various assets and services to be used in the normal course of operations. For example, TWE is contractually committed to make some minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to these contracts are not reflected as assets or liabilities on the consolidated balance sheet.

     TWE and Comcast are also parties to a funding agreement that requires the parties to provide additional funding to Texas Cable Partners, L.P. on a month-to-month basis in an amount projected to enable Texas Cable Partners, L.P. to comply with all of the covenants in its senior credit agreement and to pay all of its liabilities and obligations as they mature during that month. The Company’s funding obligations under the funding agreement totaled $70 million for the year ended December 31, 2002. This funding agreement expires on January 15, 2004 for 2003 funding shortfalls. The Company’s projected funding obligation under this agreement is reflected in the table below under “Expected joint venture funding commitments.” Approximately $69 million of the Company’s total projected funding commitment of $86 million was funded in the first quarter of 2003.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table summarizes the material firm commitments of the Company’s continuing operations at December 31, 2002 and the timing and effect that these obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table excludes repayments on long-term debt. TWE expects to fund these firm commitments with operating cash flow generated in the normal course of business.

	Firm Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

		(in millions)
Programming payments (a)	$1,018	$3,622	$4,199	$8,839
Expected joint venture funding commitments (b)	86	—	—	86
Operating leases (c)	39	103	142	284
Data processing payments	27	49	56	132
High speed data connectivity	40	40	—	80
Other	9	3	2	14

Total	$1,219	$3,817	$4,399	$9,435

(a)	The Company has purchase commitments with various programming vendors in order to provide video services to subscribers. The amounts of the commitments reflected above are based on the number of consolidated subscribers at December 31, 2002 applied to the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2002 and revised to include significant contracts signed in March 2003.

(b)	The projected funding commitments relate to Texas Cable Partners, L.P.

(c)	Operating lease obligations primarily relate to the minimum lease rental obligations for real estate and operating equipment in various locations.

     Contingent Commitments. The Company also has various contractual arrangements that requires it to make payments or provide funding if specified circumstances occur, which is referred to as “contingent commitments.” TWE does not expect that the contingent commitments summarized in the table below will result in any amounts being paid in the foreseeable future. The following table summarizes contingent commitments at December 31, 2002 of the Company’s continuing operations. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that TWE expects to incur an obligation to make any payments during that time frame.

	Contingent Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

		(in millions)
Guarantee of debt(a)	$—	$2,100	$—	$2,100
Letters of credit and other contingent commitments	25	—	107	132

Total	$25	$2,100	$107	$2,232

(a)	Debt guarantee originated with the TWE restructuring on March 31, 2003.

     Prior to the TWE restructuring, TWE had various contingent commitments, including guarantees, related to the TWE Non-Cable Businesses. In connection with the TWE restructuring, some of these commitments were not transferred with their applicable Non-Cable Business and they remain contingent commitments of TWE. AOL Time Warner and Warner Communications Inc. have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. These contingent commitments are not included in the table above.

     The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of March 31, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of March 31, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and AOL Time Warner’s overall debt reduction plans. These buy-sell arrangements are not reflected in the above table of contingent commitments.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     TWE is required, at least quarterly, to make tax distributions to its partners in proportion to their residual interests in an aggregate amount generally equivalent to a percentage of TWE’s taxable income.

     As discussed in further detail below in the “Equity Risk” section, TWE is required to make cash distributions to AOL Time Warner when the Company’s employees exercise previously issued AOL Time Warner stock options.

    As part of the TWE restructuring, there was $2.1 billion of pre-existing debt of a Comcast subsidiary incurred by TWC in the form of a one-year term loan with an optional extension for an additional year. This loan is guaranteed by TWE and is included in the above table of contingent commitments.

    For so long as the indebtedness of TWC and/or its subsidiaries and affiliates (including TWE) is, in AOL Time Warner’s reasonable judgement, attributable to AOL Time Warner in evaluating its credit profile, TWC, its subsidiaries and affiliates will not, without the consent of AOL Time Warner, create, incur or guarantee any indebtedness, including preferred equity and rental obligations, if TWC’s ratio of indebtedness plus six times its annual rental expense to EBITDA plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

MARKET RISK MANAGEMENT AND OTHER

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of investments.

Interest Rate Risk

     Variable rate debt. As of March 31, 2003, TWE had an outstanding balance of approximately $600 million of variable-rate debt. Based on the variable rate obligations outstanding at March 31, 2003, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the annual interest expense and related cash payments by approximately $2 million. These potential increases or decreases are based on simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

     Fixed rate debt. As of March 31, 2003, TWE had an outstanding balance of approximately $5.790 billion of fixed-rate debt and preferred equity. Based on the fixed-rate debt obligations outstanding at March 31, 2003, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the fair value of the fixed-rate debt by approximately $166 million. These potential increases or decreases are based on simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Risk

     The Company is also exposed to market risk as it relates to changes in the market value of investments. TWE invests in equity instruments of private companies for operational and strategic business purposes. Its investments are subject to significant fluctuations in fair market value due to volatility of the industries in which the companies operate. As of March 31, 2003, TWE had $1.571 billion of investments primarily accounted for using the equity method of accounting.

     Some of TWE’s employees were previously issued options to purchase shares of AOL Time Warner common stock. TWE has agreed that, upon the exercise of any of these options to purchase AOL Time Warner common stock, TWE will reimburse AOL Time Warner in an amount equal to the excess of the closing price of a share of AOL Time Warner common stock on the date of the exercise of the option over the aggregate exercise price paid upon exercise for each share of AOL Time Warner common stock. At March 31, 2003, TWE had accrued approximately $1 million of stock option distributions payable to AOL Time Warner. That amount, which is not payable until the underlying options are exercised, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for AOL Time Warner’s common stock.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Inflation

     Although the fees paid under some programming agreements with programming vendors are adjusted based on the consumer price index, the Company does not believe that its operations are materially affected by inflation.

Seasonality

     TWE’s business is subject to some seasonal trends in subscribers. The Company’s basic subscriber count tends to decline in the summer and return to previous levels in the fall. This seasonality is largely due to college students and other individuals who disconnect their cable service in the summer months and reconnect in the fall.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

     The Company operates in a highly competitive and rapidly changing business that is customer and technology-driven. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, customer responses to new and existing products and services and technological developments. The Company’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the Company in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in the Company’s other filings with the SEC and the following:

•	more aggressive than expected competition from new technologies and other distributors of video programming and high-speed data services such as satellite, terrestrial wireless and DSL;

•	greater than expected increases in programming or other costs, including costs of its new products and services, or difficulty in passing such costs to the Company’s subscribers;

•	the unexpected loss of popular programming or exclusive arrangements between programming providers and the Company’s competitors with respect to popular programming;

•	increases in government regulation of video programming rates or other terms of service, such as “digital must-carry,” “forced access” or common carrier requirements;

•	government regulation of other services, such as high-speed data and voice services;

•	increased difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services, voice services or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately;

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•	fluctuations in spending levels by customers and advertisers;

•	unanticipated changes in the level of capital expenditures;

•	inability to realize the value of recorded intangibles resulting in possible future impairments of the Company’s cable franchise intangibles that would affect its operating results;

•	unanticipated funding obligations relating to some of the Company’s significant cable system joint ventures; and

•	the Company’s overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, TWE, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of TWE’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TWE’s disclosure controls and procedures are effective in timely making known to them material information relating to TWE and TWE’s consolidated subsidiaries required to be disclosed in TWE’s reports filed or submitted under the Exchange Act. TWE has investments in certain unconsolidated entities. As TWE does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have been no significant changes in TWE’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date TWE completed its evaluation.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2003	2002

	(millions)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$97	$840
Receivables, less allowances of $43 and $46, respectively	333	395
Receivables from affiliated parties	14	82
Current assets of discontinued operations	—	4,789
Prepaid expenses and other current assets	61	32

Total current assets	505	6,138
Investments	1,571	1,508
Property, plant and equipment, net	6,593	6,618
Other intangible assets not subject to amortization	23,692	20,429
Other intangible assets subject to amortization	61	63
Noncurrent assets of discontinued operations	—	19,568
Other assets	110	78

Total assets	$32,532	$54,402

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$166	$505
Deferred revenue and subscriber related liabilities	72	65
Payables to affiliated parties	110	128
Accrued programming expense	266	243
Debt due within one year	6	8
Current liabilities of discontinued operations	—	5,285
Other current liabilities	606	630

Total current liabilities	1,226	6,864
Long-term debt	4,002	6,944
Mandatorily redeemable preferred securities	2,400	—
Deferred income tax obligations	9	8
Noncurrent liabilities of discontinued operations	—	2,378
Other liabilities	268	248

Total liabilities	7,905	16,442
Minority interest	1,490	843

Partners’ capital
Contributed capital	39,306	59,936
Accumulated other comprehensive loss, net	(101)	(166)
Partners’ deficit	(16,068)	(22,653)

Total partners’ capital	23,137	37,117

Total liabilities and partners’ capital	$32,532	$54,402

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2003	2002

	(millions)
Revenues:
Video	$1,181	$1,085
High-speed data	280	201
Advertising	86	128

Total revenues (a)	1,547	1,414
Costs and expenses:
Cost of revenues (a)	695	637
Selling, general and administrative expenses (a)	272	246
Depreciation	282	230
Amortization of intangible assets	2	1

Total costs and expenses	1,251	1,114

Operating income	296	300
Interest expense, net (a)	(77)	(92)
Income from equity investments, net	5	1
Minority interest expense	(12)	(7)

Income before taxes, discontinued operations and cumulative effect of accounting change	212	202
Income tax provision	(4)	(2)

Income before discontinued operations and cumulative effect of accounting change	208	200
Income from discontinued operations before cumulative effect of accounting change net of tax of $63 and $37, respectively	290	180
Cumulative effect of accounting change	—	(21,763)

Net income (loss)	$498	$(21,383)

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenues	$47	$37
Cost of revenues	(124)	(116)
Selling, general and administrative expenses	19	12
Interest expense, net	3	2

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2003	2002

	(millions)
OPERATIONS
Net income (loss) (a)	$498	$(21,383)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change(b)	—	21,763
Depreciation and amortization	284	231
Equity in income of investees	(5)	(1)
Changes in operating assets and liabilities	(236)	(208)
Adjustments relating to discontinued operations	81	902

Cash provided by operations	622	1,304

INVESTING ACTIVITIES
Capital expenditures	(287)	(297)
Investment and acquisitions	(71)	(79)
Cash used by investing activities of discontinued operations	(157)	(154)

Cash used by investing activities	(515)	(530)

FINANCING ACTIVITIES
Borrowings	592	980
Debt repayments	(1,454)	(1,380)
Cash contributions (distributions) from/to AOL Time Warner subsidiary, net	225	569
Cash used by financing activities of discontinued operations	(385)	(767)

Cash used by financing activities	(1,022)	(598)

(Decrease) increase in cash and cash equivalents	(915)	176
Cash and cash equivalents at the beginning of period(c)	1,012	250

Cash and cash equivalents at end of period	$97	$426

(a)	Includes net income (loss) from discontinued operations of $290 million in 2003 and $(4.816) billion in 2002.

(b)	Includes cumulative effect of accounting change for discontinued operations of $4.996 billion in 2002.

(c)	Includes cash and cash equivalents from discontinued operations of $172 million at December 31, 2002.

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(Unaudited)

	Three Months
	Ended March 31,

	(in millions)
	2003	2002

BALANCE AT BEGINNING OF PERIOD	$37,117	$65,405
Reallocation of TWE goodwill to the AOL segment of AOL Time Warner upon adoption of FAS 142	—	(6,857)

Balance at the beginning of period, adjusted to give effect to the America Online-Time Warner merger and reallocation of goodwill upon adoption of FAS 142	37,117	58,548
Allocation of purchase price in connection with TWE restructuring	3,242	—
Conversion of Partners’ Capital to mandatorily redeemable preferred equity in connection with the TWE restructuring	(2,400)	—
Net income (loss)	498	(21,383)
Other comprehensive income (loss)	4	(19)

Comprehensive income (loss)	502	(21,402)
Other	(257)	76
Distribution of Non-Cable-Businesses to a subsidiary of AOL Time Warner	(15,067)	—

BALANCE AT END OF PERIOD	$23,137	$37,222

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in its filmed entertainment and cable segments, and a portion of its interests in its networks segment, were held through TWE. AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corp. (“Comcast”).

On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE restructuring”). As a result of the TWE restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Partners (“Comedy Central”) and the Courtroom Television Network (“Court TV”) (collectively, the “TWE Non-Cable Businesses”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC”). As part of the TWE restructuring, AOL Time Warner received a 79% economic interest in TWC’s cable systems. TWE is now a subsidiary of TWC.

In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC, as part of the restructuring.

Comcast’s 21.0% economic interest in TWC’s cable business is held through a 17.9% direct ownership interest in TWC (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC’s cable business is held through an 82.1% ownership interest in TWC (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE.

The additional cable ownership interests acquired by AOL Time Warner in the TWE restructuring, as well as Comcast’s exchange of a portion of its interest in TWE for a 17.9% interest in TWC, have been accounted for as step acquisitions and are reflected in the accompanying balance sheet as of March 31, 2003.

The purchase consideration paid by AOL Time Warner in the TWE restructuring was as follows (in millions):

Description	Amount

Debt incurred at TWC	$2,100
Issuance of AOLTW mandatorily convertible preferred stock to Comcast	1,500
Value of cable assets transferred to Comcast(a)	1,000
Acquisition costs	44

Total purchase consideration	$4,644

(a) Based on our analysis of discounted cash flow and comparison to comparable market data.

Of the $4.644 billion purchase consideration paid by AOL Time Warner, $880 million (i.e., $1.4 billion of purchase consideration less $520 million which represents the book value of the net assets acquired) is attributable to the incremental interest in the cable business acquired.

A preliminary allocation of the purchase consideration has been performed and all of the purchase consideration has been allocated to franchise license intangible assets at TWE. In addition, the 17.9% interest in TWC retained by Comcast was stepped up to fair value. At TWE, this $2.362 billion adjustment is reflected as an increase in cable franchise license intangibles and a corresponding increase to contributed capital. The franchise license intangible assets will not be amortized but will be tested for impairment on an annual basis. As a result of AOL Time Warner’s acquisition of TWE’s content businesses (through Warner Communications Inc.), TWE has presented the TWE Non-Cable Businesses as discontinued operations.

The Company’s operations primarily consist of selling video programming and high speed data services to subscribers for a monthly fee and related advertising services to a variety of local, regional and national clients. Subscriber services are distributed through a network of coaxial and fiber optic cables. As a result of the TWE restructuring, TWE became a subsidiary of TWC, the second largest operator of cable systems in the United States. TWC holds interests in cable systems serving approximately 10.9 million basic cable subscribers as of March 31, 2003 and December 31, 2002. This total includes subscribers served by the systems owned directly by TWE’s continuing consolidated operations and its directly held and managed unconsolidated cable joint ventures, as well as subscribers served by systems outside of TWE that are directly owned by TWC, however, managed by TWE. As of March 31, 2003 and December 31, 2002, approximately 7.7 million basic subscribers were served by TWE’s directly owned continuing consolidated operations, which exclude TWE’s directly held and managed unconsolidated cable system joint ventures and the operations of TWC which TWE manages, however, does not have an ownership interest. The financial statements included in this report reflect the operations of TWE’s consolidated cable systems and its equity investments in its cable system joint ventures, but exclude the results of TWC’s cable systems in which TWE does not have an ownership interest.

Basis of Presentation

Discontinued Operations

As part of the restructuring of TWE, AOL Time Warner acquired complete ownership of the TWE Non-Cable Businesses. The TWE Non-Cable Businesses have been reflected as discontinued operations for all periods presented. Revenues from the discontinued operations of the TWE Non-Cable Businesses totaled $2.780 billion and $2.352 billion for the three months ended March 31, 2003 and 2002, respectively. Net income (loss) from the discontinued operations of the TWE Non-Cable Businesses, totaled $290 million and $(4.815 billion) for the three months ended March 31, 2003 and 2002, respectively.

During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming authority for the day-to-day operations of certain TWE-A/N cable systems (“A/N Systems”), subject to some exceptions. As a result, TWE deconsolidated

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

the financial position and operating results of these systems and has reflected the 2002 operating results as discontinued operations. Revenues and net loss from the discontinued operations of the A/N Systems totaled $352 million and $1 million, respectively, for the three months ended March 31, 2002.

In conjunction with the TWE-A/N restructuring, TWC effectively acquired Advance/Newhouse’s ownership interest in Road Runner. As a result of this acquisition and the concurrent termination of Advance/Newhouse’s minority veto rights in Road Runner, TWE consolidated the financial position and results of operations of Road Runner retroactive to the beginning of 2002. Previously, the Company accounted for its investment in Road Runner under the equity method of accounting as the minority shareholder held certain veto rights that allowed it to participate in the day-to-day operations of the Road Runner business.

The minority interest recognized on TWE’s balance sheet primarily represents TWC’s preferred and common ownership in TWE-AN and Road Runner. In connection with the TWE restructuring, TWC contributed $662 million of cash to TWE-A/N. This contribution increased TWC’s preferred interest in TWE-A/N by $662 million to $976 million.

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003.

Basis of Consolidation

The unaudited consolidated financial statements of TWE include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWE has a controlling voting interest. Intercompany transactions between the consolidated companies have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounting for Investments

Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when TWE owns between 20% and 50% of the investee. The effect of any changes in TWE ownership interests resulting from the issuance of capital by consolidated subsidiaries or unconsolidated cable television system joint ventures to unaffiliated parties is included as an adjustment to partners’ capital.

Revenues and Costs

The Company’s revenues are principally derived from video and high speed data subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues, including advertising purchased by programmers, are recognized in the period that the advertisements are exhibited. Video programming costs are recorded as the services are provided. Launch fees received by the Company from programming vendors are recognized as a reduction of expense over the life of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses in the period such reimbursements are received.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Gross Versus Net Revenue Recognition

In the normal course of business, TWE may act as an intermediary or agent with respect to payments received from third parties. For example, TWE collects taxes on behalf of franchising authorities. The accounting issue encountered in these arrangements is whether TWE should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a “gross” basis.

Determining whether revenue should be reported gross or net is based on an assessment of whether TWE is acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent TWE acts as a principal in a transaction, TWE reports as revenue the payments received on a gross basis. To the extent TWE acts as an agent in a transaction, TWE reports as revenue the payments received less commissions and other payments to third parties on a net basis. The determination of whether TWE serves as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of each arrangement. In determining whether TWE serves as principal or agent in these arrangements TWE follows the guidance in Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Multiple-Element Arrangements

In the normal course of business, TWE may enter into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counter-party (multiple element transactions). For example, when negotiating the terms of programming purchase contracts from cable networks, TWE may simultaneously negotiate for the sale of advertising to the same cable network. These arrangements may be documented in one contract or may be documented in separate contracts. Whether it is in one contract or multiple contracts, these arrangements are considered to have been negotiated simultaneously for accounting purposes. In accounting for these types of arrangements the Company considered the guidance in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions”;

•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer”;

•	EITF 00-21, “Revenue Arrangements with Multiple Deliverables”; and

•	"Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements - Frequently asked Questions and Answers.”

Additionally, in November 2002, the EITF reached a consensus on EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer.” The guidance in EITF 02-16 is consistent with TWE’s historical accounting. Specifically, EITF 02-16 presumes that cash consideration received from a vendor, such as a cable network programmer, is a reduction of the price to use the vendor’s products or services and therefore a reduction in cable programming cost. However, this presumption is overcome when the cash consideration represents a payment for assets or services, such as advertising, delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in a customer’s income statement. EITF 02-16 also provides that cash consideration paid by a vendor that exceeds the estimated fair value of the benefits, such as advertising received by the vendor, should be characterized in the customer’s income statement as a reduction of cost of sales or programming expense.

With respect to programming and vendor advertising arrangements being negotiated simultaneously with the same cable network, TWE assesses whether each element of the arrangements was at fair value. The factors that the Company considers in determining the individual fair values of the programming and advertising vary from arrangement to arrangement and include:

•	existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming;

•	comparison to fees under a prior contract;

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

•	comparison to fees paid for similar networks;

•	comparison to advertising rates paid by other advertisers on the Company’s systems.

Advertising

Advertising costs are expensed upon the first exhibition of related advertisements. Advertising expense, net of reimbursements from programmers, was approximately $48 million and $39 million for the three months ended March 31, 2003 and 2002, respectively.

Accounting for Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. In addition, FAS 142 requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, ceased being amortized. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. See Note 5 for further discussion of the adoption of FAS 142.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWE capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include plant upgrades, drops (i.e., customer installations), converters and cable modems. With respect to customer premise equipment, including converters and cable modems, TWE capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. Property, plant and equipment consists of:

	March 31,	December 31,	Estimated
	2003	2002	Useful Lives

	(millions)
Land and buildings(a)	$386	$381	5-20 years
Distribution systems	7,339	7,172	3-16 years
Vehicles and other equipment	565	549	3-10 years
Construction in progress	528	523

	8,818	8,625
Less: Accumulated depreciation	(2,225)	(2,007)

Total	$6,593	$6,618

(a)	Land is not depreciated.

Computer Software

TWE capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements are included in property, plant and equipment in the accompanying consolidated balance sheet. Such costs are depreciated on a straight-line basis over 3 to 5 years.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

Cable Franchises

Cable franchises include the value attributed to agreements with local authorities that allow access to homes and businesses in cable services areas acquired in connection with a business combination. Following the adoption of FAS 142 in the first quarter of 2002, cable franchises capitalized in purchase business combinations are no longer amortized but are now subject to an annual review for impairment. Other costs incurred to negotiate and renew cable franchise agreements are generally capitalized and amortized over the term of such franchise agreements.

Stock Options

TWE employees participate in various AOL Time Warner stock option plans. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, compensation cost for stock options granted to employees is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s net income would have been as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Net income (loss) as reported:	$498	$(21,383)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(62)	(88)

Pro forma net income (loss)	$436	$(21,471)

Segments

FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires public companies to disclose certain information about their reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Since the Company’s continuing operations provide a variety of services over the same means of delivery, management has determined the Company has only one reportable segment.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Use of Estimates

The preparation of the accompanying unaudited consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, investments, depreciation and amortization, asset impairment, non-monetary transactions and contingencies. Allocation methodologies used to prepare the accompanying unaudited consolidated financial statements are based on estimates and have been described in the notes, where appropriate.

3.	NEW ACCOUNTING STANDARDS

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company’s consolidated financial statements. However, the Company has modified its disclosures as required.

Exit and Disposal Activities

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Company’s consolidated financial statements.

Multiple-Element Arrangements

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Also, as previously discussed, in November 2002 the EITF reached a consensus on EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer.” EITF 02-16 provides guidance on how a customer is to account for arrangements where consideration is both paid to and received from a vendor. The provisions of EITF 02-16 will apply to arrangements entered into after December 31, 2002. The Company believes that its current accounting is consistent with the provisions of both EITF 00-21 and EITF 02-16 and therefore does not expect that the application of the provisions of EITF 00-21 and EITF 02-16 will have a material impact on the Company’s consolidated financial statements.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The application of the provisions of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

4.	AOL TIME WARNER MERGER AND RESTRUCTURING COSTS

AOL Time Warner Merger Costs Capitalized as a Cost of Acquisition

In connection with the AOL Time Warner merger, TWE reviewed its operations and implemented several plans to restructure its operations (the “Restructuring Plans”). As part of these Restructuring Plans, TWE recorded a restructuring liability of approximately $84 million during 2001. This restructuring liability included costs to exit and consolidate certain activities of TWE, as well as costs to terminate employees across various TWE business units. Such liabilities were recognized as part of the AOL Time Warner Merger which was recorded as a purchase business combination and were included in the allocation of the cost to acquire Time Warner Inc.

Of the total 2001 restructuring costs, $46 million related to work force reduction and represented employee termination benefits and relocation costs. Employee termination costs occurred across the TWE business units and ranged from senior executives to line personnel. The number of employees initially identified to be involuntarily terminated or relocated approximated 1,200. Not all employees who were originally identified were terminated as of December 31, 2002. Therefore a non-cash reduction to the employee termination accrual of $13 million and a corresponding reduction in goodwill was reflected in the fourth quarter of 2002. Since certain employees can defer receipt of termination benefits for up to five years, cash payments will continue after such employees have been terminated. The remaining termination liability totaled $13 million as of March 31, 2003. Approximately $3 million of this amount is included in other current liabilities with the remainder included in other non-current liabilities. The 2001 restructuring charge also included approximately $38 million of lease and contract termination costs. The remaining liability for such exit costs was $2 million as of March 31, 2003 and is included in other current liabilities.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Selected information relating to the restructuring plans is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial accruals	$46	$38	$84
Cash paid - 2001	(3)	(15)	(18)

Liability as of December 31, 2001	43	23	66
Cash paid - 2002	(15)	(21)	(36)
Non-cash reductions - 2002(a)	(13)	—	(13)

Liability as of December 31, 2002	15	2	17
Cash paid - 2003	(2)	—	(2)

Liability as of March 31, 2003	$13	$2	$15

(a)	Non-cash reductions represent adjustments to the restructuring accrual and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Restructuring Costs

During the fourth quarter of 2002, the Company incurred and accrued other restructuring costs of $13 million, which are included in selling, general and administrative expense, related to the termination of approximately 210 employees across various TWE cable business units. As of December 31, 2002, TWE had terminated all affected employees. Because certain affected employees can defer receipt of termination benefits for up to five years, cash payments will continue after such employees have been terminated. The remaining liability for terminations in connection with the 2002 restructuring is approximately $4 million as of March 31, 2003, of which approximately $3 million is included in other current liabilities.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, in January 2002, TWE adopted FAS 142, which requires companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter.

Upon the adoption of FAS 142 in the first quarter of 2002, the Company’s continuing operations completed its initial impairment review and recorded a non-cash charge of approximately $16.767 billion to reduce the carrying value of goodwill arising from the AOL Time Warner Merger. Such a charge is non-operational in nature and is reflected as a cumulative effect of an accounting change associated with continuing operations in the accompanying unaudited consolidated statement of operations. The impairment charge was estimated using a combination of a discounted cash flow methodology and review of market comparisons and recent transactions.

Prior to performing the review for impairment, FAS 142 required that goodwill deemed to be related to an entity as a whole be assigned to all of AOL Time Warner’s reporting units, including the reporting units of America Online. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, approximately $6.857 billion of goodwill generated in the AOL Time Warner Merger was reallocated from TWE to other segments of AOL Time Warner.

During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets with respect to its continuing operations and recorded an additional non-cash charge of approximately $2.355 billion, which was recorded as a component of operating loss. The impairment charge was estimated using a combination of a discounted cash flow methodology and review of market comparisons and recent transactions.

The impairment charges were non-cash in nature and did not affect the Company’s liquidity or, when combined with the impairment of goodwill of other AOL Time Warner segments, result in non-compliance with any of AOL Time Warner’s debt covenants.

In conjunction with the TWE restructuring, the purchase accounting adjustments associated with AOL Time Warner’s 6% increased ownership interest in the cable systems of TWE and Comcast’s exchange of a portion of its interest in TWE for an interest in TWC have been pushed down to TWE’s books. This pushdown resulted in an increase in TWE’s cable franchises of $3.242 billion as of March 31, 2003.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

As of March 31, 2003 and December 31, 2002, the Company’s other intangible assets and related accumulated amortization included the following (in millions):

	March 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization
Renewal of cable franchises	$75	$(58)	$17	$73	$(57)	$16
Other intangible assets	66	(22)	44	68	(21)	47

Subtotal	$141	$(80)	$61	$141	$(78)	$63

Intangible assets not subject to amortization
Cable franchises	$24,948	$(1,256)	$23,692	$21,685	$(1,256)	$20,429

Total	$25,089	$(1,336)	$23,753	$21,826	$(1,334)	$20,492

The Company recorded amortization expense of $2 million for the three months ended March 31, 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is $8 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The Company recorded the following intangible assets in the three months ended March 31, 2003:

		Amortization
	(in millions)	Period

Renewal of cable franchises	$2	10 to 15 years
Cable franchises, net(a)	3,263	Indefinite

Total	$3,265

(a) – Approximately $3.242 billion of the increase is associated with the TWE restructuring.

6.	PARTNERS CAPITAL

TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines. The stock option liability for the continuing operations of TWE was approximately $1 million and $3 million as of March 31, 2003 and December 31, 2002, respectively. Additionally, $257 million was distributed to AOL Time Warner for income taxes in the quarter ended March 31, 2003, of which $66 million was related to the Company’s continuing operations. No tax distributions were made to the partners in the quarter ended March 31, 2002.

7.	INVESTMENTS AND JOINT VENTURES

The Company had investments of $1.571 billion and $1.508 billion as of March 31, 2003 and December 31, 2002, respectively. These investments are comprised almost entirely of equity method investees.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

At March 31, 2003 and December 31, 2002, investments accounted for using the equity method primarily included: Texas Cable Partners, L.P. (50% owned, approximately 1.2 million subscribers) and Kansas City Cable Partners, L.P. (50% owned, approximately 300,000 subscribers).

During 2002, the value of these investments experienced a decline in value and during the fourth quarter of 2002, the Company’s management determined that the decline in value was other-than-temporary and recorded an impairment charge of $363 million. This charge was not recognized on the statement of operations of the equity investees. The impairment charge of $363 million was estimated using a combination of a discounted cash flow methodology and review of market comparisons and recent transactions.

8.	DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY

A summary of TWE’s debt and mandatorily redeemable preferred equity as of March 31, 2003 and December 31, 2002 is summarized below:

	Outstanding Borrowings

	March 31,	December 31,
	2003	2002

	(millions)
Debt due within one year	$6	$8

Long-term debt:
Amounts due to AOL Time Warner	—	2,084
TWE Public Debt (a)	3,390	3,394
Senior Revolving Bank Credit Facility	600
2002 Credit Agreement	—	1,167
Capital leases and other	12	299

Total long-term debt	4,002	6,944

Mandatorily Redeemable Preferred Equity (8.059%)	2,400	—

Total debt and preferred equity	$6,408	$6,952

(a)	Includes an unamortized debt premium of $190 million and $194 million as of March 31, 2003 and December 31, 2002, respectively.

In conjunction with the TWE restructuring, a $4.0 billion 364-day revolving bank credit facility that was entered into in 2002 (“2002 Credit Agreement”) along with AOL Time Warner and certain of its subsidiaries was bifurcated into two separate amended and restated credit agreements. The two facilities evidence the separate direct obligations of AOL Time Warner, with aggregate commitments of $2.5 billion, and TWE, with aggregate commitments of $1.5 billion. TWE’s $1.5 billion facility, hereafter referred to as the “Senior Revolving Bank Credit Facility,” matures on January 7, 2004, with an option to extend the maturity for up to one year. TWE-AN is not a borrower under the Senior Revolving Bank Credit Facility. If TWC becomes a public registrant, TWC will become a joint and several borrower under the Senior Revolving Bank Credit Facility.

Borrowings under the Senior Revolving Bank Credit Facility bear interest at rates generally determined by reference to the credit rating of TWE until TWC becomes a public registrant and a joint and several borrower, thereafter such rate will be determined by reference to TWC’s credit rating. The borrowings currently bear interest at the rate of LIBOR plus 0.525%. In addition, TWE is required to pay a facility fee of 0.10% per annum on the aggregate commitments under the Senior Revolving Bank Credit Facility and a usage fee of 0.0625% per annum on the outstanding balance of loans under this facility at all times that the aggregate

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

of the outstanding balances are less than or equal to $990 million, and 0.125% at all times that the aggregate of the outstanding balances exceeds $990 million.

Borrowings under the Senior Revolving Bank Credit Facility may be used for general corporate purposes, and unused capacity may be used in support of commercial paper borrowings. This facility provides for same-day funding and multi-currency capability. This facility contains, among other covenants, financial covenants providing for a maximum ratio of consolidated total debt (excluding amounts owing to preferred equity interests and net of cash balances in excess of $25 million) to consolidated EBITDA of 5:1, and a minimum ratio of consolidated EBITDA to consolidated cash interest expense of 2:1. The facility does not contain any credit ratings-based defaults or covenants, nor any ongoing covenants or representations specifically relating to a material adverse change in the Company’s financial condition or results of operations.

TWE is no longer a co-borrower with AOL Time Warner or any of AOL Time Warner’s other business segments under any credit facility.

In connection with the TWE restructuring, all amounts due to AOL Time Warner and all outstanding TWE-A/N debt was extinguished, and $600 million of indebtedness was incurred under the new Senior Revolving Bank Credit Facility.

Additionally, the Company issued $2.4 billion in mandatorily redeemable preferred equity to a subsidiary of AOL Time Warner in conjunction with the TWE restructuring. The issuance was a non-cash transaction. The preferred equity bears an annual interest rate of 8.059% payable in cash quarterly. The preferred equity matures and is required to be redeemed by TWE in cash on April 1, 2023.

During 1992 and 1993, TWE issued debt publicly in a number of offerings. The maturities of these outstanding issuances ranged from 10 to 40 years and the interest rates range from 7.25% to 10.15%. Each of Warner Communications Inc. (a subsidiary of AOL Time Warner) and American Television and Communications Corporation (a subsidiary of AOL Time Warner) (the “Guarantors”) has guaranteed a pro rata portion of TWE’s public and bank debt and accrued interest at March 31, 2003, based on the relative fair value of the net assets that each Guarantor (or its predecessor) contributed to TWE prior to the TWE restructuring. Such indebtedness is recourse to each Guarantor only to the extent of its guarantee. The indenture pursuant to which TWE’s public notes and debentures have been issued (the “Indenture”) requires the majority consent of the holders of the notes and debentures to terminate the Guarantor Guarantees. There are generally no restrictions on the ability of the Guarantors to transfer material assets, other than its interests in TWE or TWC, to parties that are not Guarantors.

For so long as the indebtedness of TWC and/or its subsidiaries and affiliates (including TWE) is, in AOL Time Warner’s judgment, attributable to AOL Time Warner in evaluating its credit profile, TWC, its subsidiaries and affiliates will not, without the consent of AOL Time Warner, create, incur or guarantee any indebtedness, including preferred equity and rental obligations, if TWC’s ratio of indebtedness plus six times its annual rental expense to EBITDA plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

9.	COMMITMENTS AND CONTINGENCIES

Firm Commitments

In addition to the debt and preferred equity, TWE has commitments under various firm contractual arrangements to make future payments for goods and services. These firm commitments secure future rights to various assets and services to be used in the normal course of operations. For example, TWE is contractually committed to make some minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to these contracts are not reflected as assets or liabilities on the consolidated balance sheet.

TWE and Comcast are also parties to a funding agreement that requires the parties to provide additional funding to Texas Cable Partners, L.P. on a month-to-month basis in an amount projected to enable Texas Cable Partners, L.P. to comply with all of the covenants in its senior credit agreement and to pay all of its liabilities and obligations as they mature during that month. The Company’s funding obligations under the funding agreement totaled $70 million for the year ended December 31, 2002. This funding agreement expires on January 15, 2004 for 2003 funding shortfalls. The Company’s projected funding obligation under this agreement is reflected in the table below under “Expected joint venture funding commitments.” Approximately $69 million of the Company’s total projected 2003 funding commitment of $86 million was funded in the first quarter of 2003.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The following table summarizes the material firm commitments of the Company’s continuing operations at December 31, 2002 and the timing and effect that these obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table excludes repayments on long-term debt. TWE expects to fund these firm commitments with operating cash flow generated in the normal course of business.

	Firm Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

		(in millions)
Programming payments (a)	$1,018	$3,622	$4,199	$8,839
Expected joint venture funding commitments(b)	86	—	—	86
Operating leases(c)	39	103	142	284
Data processing payments	27	49	56	132
High speed data connectivity	40	40	—	80
Other	9	3	2	14

Total	$1,219	$3,817	$4,399	$9,435

(a)	The Company has purchase commitments with various programming vendors in order to provide video services to subscribers. The amounts of the commitments reflected above are based on the number of consolidated subscribers at December 31, 2002 applied to the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2002 and revised to include significant contracts signed in March 2003.

(b)	The projected funding commitments relate to Texas Cable Partners, L.P.

(c)	Operating lease obligations primarily relate to the minimum lease rental obligations for real estate and operating equipment in various locations.

Contingent Commitments

The Company also has various contractual arrangements that requires it to make payments or provide funding if specified circumstances occur, which is referred to as “contingent commitments.” TWE does not expect that the contingent commitments summarized in the table below will result in any amounts being paid in the foreseeable future. The following table summarizes contingent commitments of the Company’s continuing operations at December 31, 2002. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that TWE expects to incur an obligation to make any payments during that time frame.

	Contingent Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

		(in millions)
Guarantee of debt(a)	$—	$2,100	$—	$2,100
Letters of credit and other contingent commitments	25	—	107	132

Total	$25	$2,100	$107	$2,232

(a) Debt guarantee originated with the TWE restructuring on March 31, 2003.

Prior to the TWE restructuring, TWE had various contingent commitments, including guarantees, related to the TWE Non-Cable Businesses. In connection with the TWE restructuring, some of these commitments were not transferred with their applicable Non-Cable Business and they remain contingent commitments of TWE. AOL Time Warner and Warner Communications Inc. have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. These contingent commitments are not included in the table above.

TWE does not provide any guarantees related to third-party debt of its unconsolidated cable television system joint ventures.
As of December 31, 2002, Texas Cable Partners L.P. and Kansas City Cable Partners L.P. had third-party debt outstanding of approximately $1.227 billion and $399 million, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Other

The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of March 31, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of March 31, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company's strategy for its Cable operations and AOL Time Warner’s overall debt reduction plans. These buy-sell arrangements are not reflected in the above table of contingent commitments.

At any time following the second anniversary of the closing of the TWE restructuring, (i.e., March 31, 2005). Comcast has the right to require TWC to purchase all or a portion of Comcast’s limited partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of AOL Time Warner. Additionally, Comcast also has the right, at any time following the second anniversary of the closing of the TWE restructuring, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of AOL Time Warner and, second, in favor of TWC. If TWC and AOL Time Warner do not collectively elect to purchase all of Comcast’s offered partnership interest, Comcast may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC and AOL Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to Comcast as a limited partner in TWE. The purchase price payable by TWC or AOL Time Warner as consideration for the Comcast’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded, or a combination of both.

TWE is required, at least quarterly, to make tax distributions to its partners in proportion to their residual interests in an aggregate amount generally equivalent to a percentage of TWE’s taxable income. TWE is also required to make cash distributions to AOL Time Warner when the Company’s employees exercise previously issued AOL Time Warner stock options.

As part of the TWE restructuring, there was $2.1 billion of pre-existing debt of a Comcast subsidiary incurred by TWC in the form of a one-year term loan with an optional extension for an additional year. This loan is guaranteed by TWE and is included in the above table of contingent commitments.

Legal Proceedings

In accordance with a March 2002 ruling by the Federal Communications Commission (“FCC”) that the definition of “cable service” does not include cable-modem service, the Company stopped collecting and paying all franchise fees related to revenue derived from cable-modem service. Several local franchising authorities have threatened lawsuits and have asked the FCC to determine whether the Company’s decision to stop payments is within its rights. In addition, the city of Rochester, New York, along with a number of other franchising authorities in the Rochester area, filed suit against the Company on September 27, 2002 in the Supreme Court for the State of New York in Monroe County, alleging that the Company’s failure to pay franchise fees with respect to revenue derived from cable-modem service constituted a breach of relevant franchise agreements, and seeking more than $1 million in damages. The Company removed the suit to the United States District Court for the Western District of New York on October 15, 2002, and filed a motion to dismiss on November 18, 2002. The Company intends to defend against this lawsuit vigorously. On April 28, 2003, the District Court for the Western District of New York remanded the case to the New York State Supreme Court and denied the motion to dismiss as moot. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

On February 4, 2003, plaintiffs in Hark Chan and Data Innovation LLC v. Time Warner Entertainment Company, L.P. et al. filed a patent infringement complaint in the United States District Court for the Western District of Texas. The plaintiffs have named as defendants, among others, TWE, TWE-A/N, Texas Cable Partners, L.P. and Road Runner. The plaintiffs allege that the defendants’ high-speed data and video-on-demand services infringe various patents held by the plaintiffs. The complaint does not allege any willful infringement. The plaintiffs seek injunctive relief and monetary damages. The Company intends to defend

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

against this lawsuit vigorously. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

As of May 12, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of TWE. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. One of these cases also names TWE as a defendant. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. AOL Time Warner intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

As part of the TWE restructuring, AOL Time Warner has indemnified the cable businesses of TWE from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE Non-Cable Businesses, including the Six Flags litigation described below. Although AOL Time Warner has agreed to indemnify the cable businesses of TWE against such liabilities, TWE remains a named party in certain litigation matters.

On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al. filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. TWE filed a petition for writ of certiorari to the United States Supreme Court, which was denied on April 21, 2003. The punitive damages portion of the award plus accrued interest totalling $391 million has been paid by WCI, and the litigation has been concluded.

On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U.S. District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U.S. District Court for the Southern District of New York. Due to the preliminary status of this matter, TWE is unable to predict the outcome of this suit.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) could have a material adverse effect on the Company’s business, financial condition and operating results.

10.	ADDITIONAL FINANCIAL INFORMATION

Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Cash payments made for interest	$118	$124
Interest income received	(2)	—

Cash interest expense, net	$116	$124

Cash payments made for income taxes	$1	$1

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Video Programming and High Speed Data Expenses

Video programming and high speed data expenses included within cost of revenues consist of:

	Three Months Ended March 31,

	2003	2002

	(millions)
Video	$340	$283
High speed data services	35	59

	$375	$342

Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2003	2002

	(millions)
Accrued compensation	$61	$83
Accrued franchise fees	75	86
Accrued interest	53	92
Accrued insurance	57	46
Accrued sales and other taxes	60	65
Accrued marketing support	71	52
Other accrued expenses	229	206

Total	$606	$630

Part II. Other Information

Item 1. Legal Proceedings

     In accordance with a March 2002 ruling by the Federal Communications Commission (“FCC”) that the definition of “cable service” does not include cable-modem service, the Company stopped paying all franchise fees related to revenue derived from cable-modem service. Several local franchising authorities have threatened lawsuits and have asked the FCC to determine whether the Company’s decision to stop payments is within its rights. In addition, the city of Rochester, New York, along with a number of other franchising authorities in the Rochester area, filed suit against the Company on September 27, 2002 in the Supreme Court for the State of New York in Monroe County, alleging that the Company’s failure to pay franchise fees with respect to revenue derived from cable-modem service constituted a breach of relevant franchise agreements, and seeking more than $1 million in damages. The Company removed the suit to the United States District Court for the Western District of New York on October 15, 2002, and filed a motion to dismiss on November 18, 2002. On April 28, 2003, the District Court for the Western District of New York remanded the case to the New York State Supreme Court and denied the motion to dismiss as moot. The Company intends to defend against this lawsuit vigorously. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

     On February 4, 2003, plaintiffs in Hark Chan and Data Innovation LLC v. Time Warner Entertainment Company, L.P. et al. filed a patent infringement complaint in the United States District Court for the Western District of Texas. The plaintiffs have named as defendants, among others, TWE, TWE-A/N, Texas Cable Partners, L.P. and Road Runner. The plaintiffs allege that the defendants’ high-speed data and video-on-demand services infringe various patents held by the plaintiffs. The complaint does not allege any willful infringement. The plaintiffs seek injunctive relief and monetary damages. The Company intends to defend against this lawsuit vigorously. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

     As of May 12, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of TWE. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. One of these cases also names TWE as a defendant. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. AOL Time Warner intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

     As part of the TWE restructuring, AOL Time Warner has indemnified the cable businesses of TWE from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE Non-Cable Businesses including the Six Flags litigation described below. Although AOL Time Warner has agreed to indemnify the cable businesses of TWE against such liabilities, TWE remains a named party in certain litigation matters.

     Reference is made to Six Flags Over Georgia et al. v. Time Warner Entertainment Company, L.P. et al. described on page 29 of TWE’s Annual Report on Form 10-K for the year ended December 31, 2002. TWE’s petition for writ of certiorari to the United States Supreme Court filed on December 23, 2002 was denied on April 21, 2003. The punitive damages portion of the award plus accrued interest totalling $391 million has been paid by WCI, and the litigation has been concluded.

     The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) could have a material adverse effect on the Company’s business, financial condition and operating results.

Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)     Reports on Form 8-K.

TWE filed the following reports on Form 8-K.

	Item #	Description	Date

(i)	5	Reporting the closing of the Time Warner Entertainment - Advance/Newhouse Partnership restructuring.	December 31, 2002

(ii)	2,7	Reporting (i) the closing of the TWE restructuring and related transactions (Item 2) and (ii) unaudited pro forma financial information reflecting the disposition by TWE of its content assets and liabilities (Item 7).	March 28, 2003

TIME WARNER ENTERTAINMENT COMPANY, L.P.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

	By	/s/ Wayne H. Pace
	Name: Title:	Wayne H. Pace Executive Vice President and Chief Financial Officer

Dated: May 15, 2003

CERTIFICATIONS

I, Richard D. Parsons, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Time Warner Entertainment Company, L.P.;

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

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

	By:	/s/ Richard D. Parsons

		Name: Title:	Richard D. Parsons Chief Executive Officer Time Warner Entertainment Company, L.P.
Date: May 15, 2003

I, Wayne H. Pace, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Time Warner Entertainment Company, L.P.;

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

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

	By:	/s/	Wayne H. Pace

		Name: Title:	Wayne H. Pace Chief Financial Officer Time Warner Entertainment Company, L.P.
Date: May 15, 2003

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

99.1	Certification of Principal Executive Officer and Principal Financial Officer of TWE pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to TWE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.