Form 10-Q
period 2003-06-30
TIME WARNER ENTERTAINMENT CO L P
filed 2003-08-14
CIK 893657

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2003, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to .

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3666692 (I.R.S. Employer Identification Number)

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

•	Overview. This section provides a general description of TWE’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations.

•	Executive summary. This section provides a brief summary of the Company’s results of operations for the three and six month ending June 30, 2003 and the Company’s cash flows as of and for the six month period ending June 30, 2003.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2003 relative to the comparable periods in 2002.

•	Financial condition, liquidity and capital resources. This section provides an analysis of the Company’s financial condition, cash flows and outstanding debt as of and for the six months ended June 30, 2003.

•	Market risk management and other. This section discusses how the Company manages exposure to potential losses arising from adverse changes in interest rates and changes in the market value of investments.

•	Caution concerning forward-looking statements and risk factors. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

     The Company’s operations primarily consist of selling video programming and high-speed data services to subscribers for a monthly fee and related advertising services to a variety of local, regional and national clients. Subscriber services are distributed through a network of coaxial and fiber optic cables. TWE is a subsidiary of Time Warner Cable Inc. (“TWC”). TWC is the second largest operator of cable systems in the United States, serving approximately 10.9 million basic cable subscribers as of June 30, 2003. This total includes subscribers served by systems that are owned directly by TWE’s consolidated operations (approximately 7.7 million subscribers), TWE’s directly held and managed unconsolidated cable joint ventures (approximately 1.5 million subscribers), as well as subscribers served by systems outside of TWE that are directly or indirectly owned by TWC and managed by TWE (approximately 1.7 million subscribers). The financial statements included in this report reflect the operations of TWE’s consolidated cable systems and its equity investments in its cable system joint ventures, but exclude the results of TWC’s cable systems in which TWE does not have an ownership interest.

Restructuring of TWE

     Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through TWE. AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

     On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE restructuring”). As a result of the TWE restructuring, AOL Time Warner acquired complete ownership of TWE’s non-cable businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central (which was subsequently sold) and the Courtroom Television Network (“Court TV”) (collectively the “Non-cable Businesses”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC”). As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC’s business, which reflects an 82.1% indirect interest in the TWI Cable Inc. (“TWI Cable”) assets and its 1% direct and 77.4% (82.1% times 94.3%) indirect interests in TWE Cable. The 79% economic interest in Time Warner Cable is calculated with each interest weighted based on the relative number of cable subscribers in each entity as compared to the total Time Warner Cable subscribers as follows: [(1.6 million TWI Cable subscribers/9.3 million total Time Warner Cable subscribers times 82.1%) plus (7.7 million TWE Cable subscribers/9.3 million total Time Warner Cable subscribers times 82.1% times 94.3%) plus (7.7 million subscribers/9.3 million total Time Warner Cable subscribers times 1%)]. TWE is now a subsidiary of TWC.

     In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC’s business; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC as part of the TWE restructuring.

     Comcast’s 21.0% economic interest in TWC’s business is held through a 17.9% direct ownership interest in TWC (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC’s business is held through an 82.1% ownership interest in TWC (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests in TWE acquired by AOL Time Warner in the TWE restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of June 30, 2003.

     A preliminary allocation of the purchase consideration has been performed, and all the purchase consideration has been allocated to franchise license intangible assets at TWE. In addition, the 17.9% interest in TWC retained by Comcast was stepped up to fair value. At TWE, this $2.362 billion adjustment is reflected as an increase in cable franchise license intangible assets and a corresponding increase to contributed capital. The franchise license intangible assets will not be amortized but will be tested for impairment on an annual basis. As a result of AOL Time Warner’s acquisition of TWE’s Non-cable Businesses (through Warner Communications Inc.), TWE has presented the TWE Non-cable Businesses as discontinued operations.

     As previously stated, the purchase allocations noted above are preliminary and additional work needs to be completed to finalize the allocation. Accordingly, there may be changes to the purchase price allocations noted above.

     AOL Time Warner has previously indicated that TWC may be the subject of an initial public offering. However, in light of the conclusion of the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) that AOL Time Warner’s accounting for two related transactions in 2001 between America Online, Inc. and Bertlesmann A.G. is incorrect, and in light of the fact that the SEC staff is continuing to investigate a range of other transactions principally involving AOL Time Warner's America Online unit, it is likely that the SEC would not declare effective any registration statement of AOL Time Warner or its affiliates, such as the potential TWC initial public offering, until these matters are resolved.

Restructuring of TWE — Advance/Newhouse Partnership

     During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming authority for day-to-day operations of certain TWE-A/N cable systems (the “A/N Systems”). As a result, TWE deconsolidated the financial position and operating results of the A/N Systems and has reflected the 2002 operating results of the A/N Systems prior to the deconsolidation as discontinued operations. Accordingly, the statistical information included in this report, such as the numbers of subscribers, does not include information for the A/N Systems.

EXECUTIVE SUMMARY

Results of Operations

      Revenues increased by 9% to $1.616 billion for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and increased by 9% to $3.163 billion for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The three and six-month periods both benefited from increases in video and high-speed data revenues and were negatively impacted by decreases in advertising revenues.

      Operating Income before Depreciation and Amortization increased by 18% to $650 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and increased by 14% to $1.230 billion for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The three and six-month periods both benefited from total revenue increases and were negatively impacted by increases in video programming, employee costs and other cost of revenues, partially offset by a decrease in high-speed data costs. Also impacting operating income, although to a lesser extent, were changes in selling, general and administrative expenses, which decreased by 4% for the three months ended June 30, 2003 and increased by 3% for the six months ended June 30, 2003 compared to the prior year periods.

      Operating Income increased by 18% to $354 million for the three months ended June 30, 2003, and by 8% to $650 million for the six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, respectively. Such increases reflect the improvements in Operating Income before Depreciation and Amortization discussed above, partially offset by increases in depreciation related to a shortening of the average life of the Company’s fixed assets as more shorter lived customer premise equipment is added.

      The Company’s net income (loss) was $218 million and $483 million for the three months ended June 30, 2003 and 2002, respectively, and $716 million and $(20,900) million for the six months ended June 30, 2003 and 2002, respectively. The Company’s net income (loss) includes income from discontinued operations related to the TWE Non-Cable Businesses and A/N Systems, which were deconsolidated from the Company’s results pursuant to the restructuring of the TWE and TWE-A/N Partnerships, respectively. In addition, during the first quarter of 2002, the Company recognized a $21.763 billion charge related to the cumulative effect of an accounting change. The Company’s income before the discontinued operations and cumulative effect of an accounting change was $218 million and $216 million for the three months ended June 30, 2003 and 2002, respectively, and $426 million and $416 million for the six months ended June 30, 2003 and 2002, respectively. The three and six-month periods both benefited from increases in operating income and income from equity investments, and were negatively impacted by increases in interest and minority interest expenses.

Cash Flows

      During the first six months of 2003 the Company generated operating cash flow from continuing operations of $903 million and free cash flow from continuing operations of $75 million. This compares to operating cash flow from continuing operations of $766 million and free cash flow from continuing operations of $53 million during the first six months of 2002. The increases were due to increased Operating Income before Depreciation and Amortization. Free cash flow was negatively impacted by increased partnership distributions in 2003. The Company’s capital expenditures from continuing operations declined to $661 million during the first six months of 2003 from $691 million during the first six months of 2002. The decline is primarily due to a decrease in capital expenditures related to customer premise equipment.

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

     High-speed data revenue includes monthly subscriber fees from both residential and commercial high-speed data subscribers, along with related equipment rental charges, home networking fees, installation charges and, to the extent collected, franchise fees relating to high-speed data services. As a result of a March 2002 ruling of the Federal Communications Commission (“FCC”), TWE stopped collecting all franchise fees on high-speed data services during 2002 (refer to note 9 of the financial statements — Legal Proceedings). The Company’s high-speed data revenue also includes license fees received from its unconsolidated cable system joint ventures and the A/N Systems.

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

Costs and Expenses

     Cost of revenues primarily includes video programming costs, including fees paid to the programming vendors net of certain launch fees received, high-speed data costs and cable service related expenses, including non-administrative employee costs directly associated with the maintenance or delivery of products and services to subscribers, franchise fees and other expenses. TWE’s programming agreements generally provide that the Company pays a monthly per subscriber fee in respect of each programming service that it carries. For further information regarding the accounting for amounts received from programmers, refer to Note 2 of the financial statements — Multiple Element Arrangements.

     Selling, general and administrative costs include variable and non-variable expenses not directly associated with maintenance or delivery of products and services to subscribers, such as administrative salary costs, advertising and marketing expenses, billings, repair and maintenance, fees paid to AOL Time Warner for certain corporate services provided by AOL Time Warner and other administrative overhead costs, net of management fees received from unconsolidated cable system joint ventures and TWC cable systems in which TWE does not have an ownership interest.

Use of Operating Income (Loss) before Depreciation and Amortization and Use of Free Cash Flow

     Management considers Operating Income (Loss) before Depreciation and Amortization to be an important indicator of the operational strength and performance of the business, including the ability to provide cash flows to service debt and fund capital expenditures. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect of the Company’s non-cash depreciation of tangible assets. A limitation of this measure, however, is that it does not reflect the costs of certain capitalized tangible assets used in generating revenues in the Company’s businesses. Management evaluates the costs of such tangible assets through other financial measures such as capital expenditures and investment spending. The Company also utilizes Free Cash Flow to evaluate the performance of its business. Free Cash Flow, which is defined as cash provided by operations less capital expenditures, dividend payments and partnership distributions, and principal payments on capital leases, is considered to be an important indicator of the Company’s ability to service debt and make strategic investments.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Both Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s operating income (loss), net income (loss) and various cash flow measures (e.g., cash provided by operations), as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

     Revenues. The Company’s revenues increased to $1.616 billion in 2003, compared to $1.478 billion in 2002. This improvement was due to increases in video and high-speed data revenue, partially offset by a decrease in advertising revenue. Revenues by category were as follows (in millions):

	Three Months Ended June 30,		Increase (decrease)

	2003	2002	$	%

Video	$1,207	$1,116	$91	8%
High-speed data	309	218	91	42%
Advertising	100	144	(44)	(31)%

Total Revenues	$1,616	$1,478	$138	9%

     Total video revenues increased by $91 million, or 8%, over 2002 reflecting higher rates due to enhanced programming line-ups and, to a lesser extent, an increase in digital and basic subscribers. Consolidated basic video subscribers increased by 82,000 to 7.7 million at June 30, 2003, as compared to 7.6 million at June 30, 2002, primarily as a result of internal growth of 0.7%. Consolidated digital video subscribers, who are included in the Company’s 7.7 million basic video subscribers, increased by 605,000, or 28%, to 2.8 million at June 30, 2003, as compared to 2.2 million at June 30, 2002.

     High-speed data revenues increased by $91 million, or 42%, over 2002, primarily due to growth in high-speed data subscribers. From June 30, 2002 to June 30, 2003, total consolidated residential high-speed data subscribers increased by 636,000 to 2.1 million subscribers. During the same period, consolidated commercial high-speed data accounts increased by 35,000 accounts to 82,000 accounts at June 30, 2003. Average monthly revenue per consolidated residential subscriber decreased by 5%, to $40.46 per residential subscriber in the second quarter of 2003, compared to $42.64 per residential subscriber in the second quarter of 2002 primarily due to the inclusion of franchise fees payable to municipalities in high-speed data revenues in the 2002 period and an increase in promotional offers in the second quarter of 2003. The Company began to discontinue collecting franchise fees on high-speed data revenue in the first quarter of 2002 and discontinued collecting such franchise fees in the third quarter of 2002. Average monthly revenue per consolidated residential subscriber would have been $0.83 lower for the second quarter of 2002 if franchise fees had been excluded. Additionally, as discussed in note 2 of the financial statements, the Company accounts for high-speed data revenue from certain third-party internet service providers on a “gross” or a “net” basis depending on the contractual terms. The average monthly revenue per consolidated residential subscriber decreased in the current period partially because a greater portion of the total high-speed data subscribers were accounted for on a “net” basis in the current period as compared to the prior year. Average monthly revenue per consolidated commercial subscriber increased to $120.24 per commercial subscriber in the second quarter of 2003, compared to $120.02 per commercial subscriber in the second quarter of 2002. Average monthly revenue per consolidated commercial subscriber would have been $2.32 lower for the second quarter of 2002 if franchise fees had been excluded. The increase in average revenue per commercial subscriber in 2003, as compared to the 2002 average revenue per commercial subscriber excluding franchise fees, is primarily due to the addition of larger (i.e., higher paying) commercial customers in the 2003 period. Residential high-speed data penetration of consolidated systems increased from 12.3% of eligible homes passed at June 30, 2002 to 16.8% of eligible homes passed at June 30, 2003. TWE expects continued growth in high-speed data subscribers and revenue, but at a lower rate as penetration increases.

     Total advertising revenues declined by $44 million, or 31%, compared to 2002 primarily due to a decline in related party and program vendor advertising. General third-party advertising revenue increased by 12% from $85 million in 2002 to $95 million in 2003 due to an increase in advertising rates and an increase in advertising inventory sold. Program vendor advertising decreased from $33 million in 2002 to $3 million in 2003 primarily due to fewer new channel launches. Related party advertising revenue decreased from $26 million in 2002 to $2 million

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

in 2003, primarily due to decreased advertising by America Online, Inc., a wholly owned subsidiary of AOL Time Warner (“America Online”). Despite expected increases in general third-party advertising revenues, the Company expects total advertising revenues to continue to decline substantially throughout 2003, as compared to 2002, due to a decrease in related party and program vendor advertising.

     Cost of revenues. Cost of revenues increased to $695 million in 2003, compared to $645 million in 2002, primarily due to higher video programming costs and higher personnel costs associated with the deployment of new services, partially offset by a decline in high-speed data connectivity costs. The components of cost of revenues were as follows (in millions):

	Three Months Ended June 30,		Increase (decrease)

	2003	2002	$	%

Video programming	$341	$299	$42	14%
Employee	206	180	26	14%
High-speed data	28	63	(35)	(56)%
Other	120	103	17	17%

Total	$695	$645	$50	8%

     TWE’s video programming costs increased by 14% in 2003. On a per subscriber basis, programming costs increased by 12%, from $13.14 to $14.66 per month. The majority of this increase was attributable to sports programming cost increases and the impact of having added numerous non-sports services to many of the Company’s programming lineups. Video programming costs are expected to continue to rise for the next several years (although at a lower rate than during 2002) primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to obtain additional quality programming for more extensive service offerings, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fee increases. Video programming costs in the second half of 2003 are expected to increase at rates in line with the average rate of increase experienced in the first half of 2003.

     Employee costs rose in 2003 in part as a result of higher headcount associated with customer care and new product initiatives. Merit-based salary increases, cost-of-living increases and the increased cost of employee benefits, including costs associated with group insurance and defined benefit pension plans, also contributed to the increase in employee costs.

     High-speed data costs, which are primarily associated with connectivity, have decreased due to an industry-wide decline in such connectivity costs. Additionally, the Company incurred one-time contract termination costs in 2002 associated with its transition from unaffiliated third-party connectivity providers to America Online.

     Other costs increased primarily due to an increase in repairs and maintenance costs and increased pole rental charges.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $271 million in 2003 from $281 million in 2002. This decrease of $10 million, or 4%, over 2002 was primarily associated with decreased administrative and other costs, offset in part by increased employee and advertising costs associated with the roll-out of new products and services. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended June 30,		Increase (decrease)

	2003	2002	$	%

Employee	$130	$119	$11	9%
Administrative	50	64	(14)	(22)%
Advertising	54	50	4	8%
Other	37	48	(11)	(23)%

Total	$271	$281	$(10)	(4)%

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Employee costs increased due to an increase in headcount associated with the roll-out of new services and increased subscriber transactions. Merit-based salary increases, cost-of-living increases and the increased cost of employee benefits, including costs associated with pension benefits, also contributed to the increase in employee costs. Administrative costs decreased primarily due to a decline in legal costs, as well as an increase in management fees earned from unconsolidated affiliates. Advertising costs increased in 2003 due to the marketing of new products and services, including the “Now Anything’s Possible” marketing campaign, launched during the fourth quarter of 2002, which focuses on heightened customer care and the Company’s broad range of products and services. Other costs decreased in 2003 primarily due to a decline in amounts paid to AOL Time Warner for certain corporate services provided by AOL Time Warner and other administrative overhead costs.

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income

     The following table reconciles Operating Income before Depreciation and Amortization to operating income and net income for purposes of the discussions that follow:

	Three Months Ended June 30,

	2003	2002	% Change

	(in millions)
Operating Income before Depreciation and Amortization	$650	$552	18%
Depreciation	(294)	(250)	18%
Amortization	(2)	(1)	100%

Operating income	354	301	18%
Interest expense, net	(124)	(83)	49%
Income from equity investments, net	7	3	133%
Minority interest expense	(19)	(2)	—

Income before income taxes and discontinued operations	218	219	—
Income tax provision	—	(3)	—

Income before discontinued operations	218	216	—
Income from discontinued operations, net of tax	—	267	—

Net income	$218	$483	(55)%

     Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization increased 18% to $650 million in 2003 from $552 million in 2002. Operating Income before Depreciation and Amortization increased principally as a result of revenue gains and a decrease in selling, general, and administrative expenses, partially offset by an increase in cost of revenues.

     Depreciation. Depreciation increased to $294 million in 2003, from $250 million in 2002. This increase of $44 million, or 18%, compared to 2002 was primarily due to a change in the nature of the Company’s capital spending. As a result of the completion of the cable system upgrades in mid-2002 and an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Company’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in increased overall depreciation expense.

     Amortization expense. Amortization expense increased to $2 million from $1 million in 2002 due to an increase in intangible assets associated with the renewal of cable franchises.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Operating income. Operating income in 2003 increased to $354 million from $301 million in 2002 due to an increase in Operating Income before Depreciation and Amortization, offset in part by an increase in depreciation expense.

     Interest expense, net. Net interest expense increased in 2003 to $124 million from $83 million in 2002. This increase of $41 million, or 49%, compared to 2002 was primarily due to interest on the $2.4 billion mandatorily redeemable preferred equity interest held by AOL Time Warner as a result of the TWE restructuring, offset in part by declining interest rates on variable rate debt and lower average debt outstanding.

     Income from equity investments, net. Income from equity investments, net increased to $7 million in 2003 compared to $3 million in 2002 due to an increase in the earnings of the Company’s unconsolidated joint ventures (i.e., Texas Cable Partners, L.P. and Kansas City Cable Partners, L.P.).

     Minority interest expense. Minority interest expense, associated with TWC’s direct interests in TWE-A/N and Road Runner, was $19 million in 2003, compared to $2 million in 2002. This increase primarily reflects an increase in the profitability of Road Runner in which TWC has a direct 32% common ownership. To a lesser extent, minority interest expense increased due to TWC’s increased preferred ownership in TWE-A/N as a result of the TWE restructuring. The results of TWE-A/N and Road Runner are consolidated by TWE for financial reporting purposes.

     Income tax provision. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income taxes of $0 in 2003 and $3 million in 2002 have been provided for the operations of TWE’s subsidiary corporations and unincorporated business taxes.

     Income before discontinued operations. Net income from continuing operations was $218 million in 2003 and $216 million in 2002, reflecting increases in operating income and income from equity investments, offset by a decrease due to increases in interest and minority interest expenses.

     Net income. Net income was $218 million in 2003 compared to $483 million in 2002. This decrease of $265 million over 2002 was due to the absence in 2003 of $267 million of income from discontinued operations in 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

     Revenues. The Company’s revenues increased to $3.163 billion in 2003, compared to $2.892 billion in 2002. This improvement was due to increases in video and high-speed data revenue, partially offset by a decrease in advertising revenue. Revenues by category were as follows (in millions):

	Six Months Ended June 30,		Increase (decrease)

	2003	2002	$	%

Video	$2,388	$2,201	$187	8%
High-speed data	589	419	170	41%
Advertising	186	272	(86)	(32)%

Total Revenues	$3,163	$2,892	$271	9%

     Total video revenues increased by $187 million, or 8%, over 2002 reflecting higher rates due to enhanced programming line-ups, and, to a lesser extent, an increase in digital and basic subscribers. Consolidated basic video subscribers increased by 82,000 to 7.7 million at June 30, 2003, as compared to 7.6 million at June 30, 2002, primarily as a result of internal growth of 0.7%. Consolidated digital video subscribers, who are included in the Company’s 7.7 million basic video subscribers, increased by 605,000, or 28%, to 2.8 million at June 30, 2003, as compared to 2.2 million at June 30, 2002.

     High-speed data revenues increased by $170 million, or 41%, over 2002, primarily due to growth in high-speed data subscribers. From June 30, 2002 to June 30, 2003, total consolidated residential high-speed data subscribers

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

increased by 636,000 to 2.1 million subscribers. During the same period, consolidated commercial high-speed data accounts increased by 35,000 accounts to 82,000 accounts at June 30, 2003. Average monthly revenue per consolidated residential subscriber decreased by 9%, to $40.09 per residential subscriber in the first six months of 2003, compared to $44.14 per residential subscriber in the first six months of 2002 primarily due to the inclusion of franchise fees payable to municipalities in high-speed data revenues for part of the 2002 period and an increase in promotional offers in the first six months of 2003. The Company began to discontinue collecting franchise fees on high-speed data revenue in the first quarter of 2002 and discontinued collecting such franchise fees in the third quarter of 2002. Average monthly revenue per consolidated residential subscriber would have been $1.30 lower for the first six months of 2002 if franchise fees had been excluded. Additionally, as discussed in note 2 of the financial statements, the Company accounts for high-speed data revenue from certain third-party internet service providers on a “gross” or a “net” basis depending on the contractual terms. The average monthly revenue per consolidated residential subscriber decreased in the current period partially because a greater portion of the total high-speed data subscribers were accounted for on a “net” basis in the current period as compared to the prior year. Average monthly revenue per consolidated commercial subscriber decreased to $119.56 per commercial subscriber in the first six months of 2003, compared to $122.60 per commercial subscriber in the first six months of 2002. Average monthly revenue per consolidated commercial subscriber would have been $3.62 lower for the second quarter of 2002 if franchise fees had been excluded. The increase in average revenue per commercial subscriber in 2003, as compared to the 2002 average revenue per commercial subscriber excluding franchise fees, is primarily due to the addition of larger (i.e., higher paying) commercial customers in the 2003 period. Residential high-speed data penetration of consolidated systems increased from 12.3% of eligible homes passed at June 30, 2002 to 16.8% of eligible homes passed at June 30, 2003. TWE expects continued growth in high-speed data subscribers and revenue, but at a lower rate as penetration increases.

     Total advertising revenues declined by $86 million, or 32%, compared to 2002 primarily due to a decline in related party and program vendor advertising. General third-party advertising revenue increased by 13% from $156 million in 2002 to $177 million in 2003 due to an increase in advertising rates and an increase in advertising inventory available for sale. Program vendor advertising decreased from $67 million in 2002 to $5 million in 2003 primarily due to fewer new channel launches. Related party advertising revenue decreased from $49 million in 2002 to $4 million in 2003 primarily due to decreased advertising by America Online. Despite expected increases in general third-party advertising revenues, the Company expects total advertising revenues to continue to decline substantially throughout 2003, as compared to 2002, due to a decrease in related party and program vendor advertising.

     Cost of revenues. Cost of revenues increased to $1.378 billion in 2003, compared to $1.268 billion in 2002, primarily due to higher video programming costs and higher personnel costs associated with the deployment of new services, partially offset by a decline in high-speed data connectivity costs. The components of cost of revenues were as follows (in millions):

	Six Months Ended June 30,		Increase (decrease)

	2003	2002	$	%

Video programming	$680	$579	$101	17%
Employee	405	359	46	13%
High-speed data	63	123	(60)	(49)%
Other	230	207	23	11%

Total	$1,378	$1,268	$110	9%

     TWE’s video programming costs increased by 17% in 2003. On a per subscriber basis, programming costs increased by 15%, from $12.77 to $14.68 per month. The majority of this increase was attributable to sports programming cost increases and the impact of having added numerous non-sports services to many of the Company’s programming lineups. Video programming costs are expected to continue to rise for the next several years (although at a lower rate than during 2002) primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to obtain additional quality programming for more extensive service offerings, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fee increases. Video programming costs in the second half of 2003 are expected to increase at rates in line with the average rate of increase incurred in the first half of 2003.

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

     High-speed data costs, which are primarily associated with connectivity, have decreased due to an industry-wide decline in such connectivity costs. Additionally, the Company incurred one-time contract termination costs in 2002 associated with its transition from unaffiliated third-party connectivity providers to America Online.

     Other costs increased primarily due to an increase in repairs and maintenance costs and increased pole rental charges.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $555 million in 2003 from $541 million in 2002. This increase of $14 million, or 3%, over 2002 was primarily associated with increases in employee and advertising costs primarily due to the roll-out of new products and services, partially offset by decreases in administrative and other costs. The components of selling, general and administrative expenses were as follows (in millions):

	Six Months Ended June 30,		Increase (decrease)

	2003	2002	$	%

Employee	$268	$242	$26	11%
Administrative	104	120	(16)	(13)%
Advertising	102	89	13	15%
Other	81	90	(9)	(10)%

Total	$555	$541	$14	3%

     Employee costs increased due to an increase in headcount associated with the roll-out of new services and increased subscriber transactions. Merit-based salary increases, cost-of-living increases and the increased cost of employee benefits, including costs associated with group insurance and pension benefits, also contributed to the increase in employee costs. Administrative costs decreased in 2003 due to decreases in legal costs, as well as an increase in management fees earned from unconsolidated affiliates. Advertising costs increased in 2003 due to aggressive marketing of new products and services, including the “Now Anything’s Possible” marketing campaign, launched during the fourth quarter of 2002, which focuses on heightened customer care and the Company’s broad range of products and services. Other costs decreased in 2003 primarily due to a decline in amounts paid to AOL Time Warner for certain corporate services provided by AOL Time Warner and other administrative overhead costs.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income (Loss)

     The following table reconciles Operating Income before Depreciation and Amortization to operating income and net income (loss) for purposes of the discussions that follow:

	Six Months Ended June 30,

	2003	2002	% Change

	(in millions)
Operating Income before Depreciation and Amortization	$1,230	$1,083	14%
Depreciation	(576)	(480)	20%
Amortization	(4)	(2)	100%

Operating income	650	601	8%
Interest expense, net	(201)	(175)	15%
Income from equity investments, net	12	4	—
Minority interest expense	(31)	(9)	—

Income before income taxes, discontinued operations and cumulative effect of an accounting change	430	421	2%
Income tax provision	(4)	(5)	(20)%

Income before discontinued operations and cumulative effect of an accounting change	426	416	2%
Income from discontinued operations, net of tax	290	447	(35)%
Cumulative effect of accounting change	—	(21,763)	—

Net income (loss)	$716	$(20,900)	—

     Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization in 2003 increased 14% to $1.230 billion from $1.083 billion in 2002. Operating Income before Depreciation and Amortization increased principally as a result of revenue gains, partially offset by an increase in costs of revenues and selling, general, and administrative expenses.

     Depreciation. Depreciation increased to $576 million in 2003, from $480 million in 2002. This increase of $96 million, or 20%, compared to 2002 was primarily due to a change in the nature of the Company’s capital spending. As a result of the completion of the cable system upgrades in mid-2002 and an increase in the amount of capital spending on customer premise equipment in recent years, a larger proportion of the Company’s property, plant and equipment consisted of assets with shorter useful lives in 2003 than in 2002. Depreciation expense relating to these shorter-lived assets, coupled with existing depreciation expense relating to the upgraded cable systems, has resulted in increased overall depreciation expense.

     Amortization expense. Amortization expense increased to $4 million from $2 million in 2002 due to an increase in intangible assets associated with the renewal of cable franchises.

     Operating income. Operating income in 2003 increased to $650 million from $601 million in 2002 due to an increase in Operating Income before Depreciation and Amortization, offset in part by an increase in depreciation expense.

     Interest expense, net. Net interest expense increased in 2003 to $201 million from $175 million in 2002. This increase of $26 million, or 15%, compared to 2002 was primarily due to interest on the $2.4 billion mandatorily

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

redeemable preferred equity interest held by AOL Time Warner as a result of the TWE restructuring, offset in part by declining interest rates on variable rate debt and lower average debt outstanding.

     Income from equity investments, net. Income from equity investments, net, increased to $12 million in 2003 compared to $4 million in 2002 due to an increase in the earnings of the Company’s unconsolidated joint ventures (i.e., Texas Cable Partners, L.P. and Kansas City Cable Partners, L.P.)

     Minority interest expense. Minority interest expense, associated with TWC’s direct interest in TWE-A/N and Road Runner, was $31 million in 2003, compared to $9 million in 2002. This increase primarily reflects an increase in the profitability of Road Runner in which TWC has a direct 32% common ownership. To a lesser extent, minority interest expense increased due to TWC’s increased preferred ownership in TWE-A/N as a result of the TWE restructuring. The results of TWE-A/N and Road Runner are consolidated by TWE for financial reporting purposes.

     Income tax provision. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income taxes of $4 million in 2003 and $5 million in 2002 have been provided for the operations of TWE’s subsidiary corporations and unincorporated business taxes.

     Income before discontinued operations and cumulative effect of accounting change. The income from continuing operations before the cumulative effect of an accounting change was $426 million in 2003 compared to $416 million in 2002. The 2003 results benefited from increases in operating income and income from equity investments, offset in part by increases in interest and minority interest expenses.

     Net income (loss). Net income was $716 million in 2003 compared to a net loss of $20.900 billion in 2002. The 2002 net loss was primarily due to the cumulative effect of an accounting change of $21.763 billion associated with the adoption of FAS 142 on January 1, 2002. Excluding the cumulative effect of an accounting change, 2002 net income would have been $863 million compared to $716 million in 2003. This decrease of $147 million over 2002 is primarily due to the decrease in income from discontinued operations in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

     At June 30, 2003, TWE had $6.402 billion of total debt, including $2.4 billion of mandatorily redeemable preferred securities held by AOL Time Warner, and $289 million of cash and cash equivalents, representing net debt of $6.113 billion, and partners’ capital of $23.147 billion. At December 31, 2002, TWE had $6.952 billion of debt, and $840 million of cash and cash equivalents, representing net debt of $6.112 billion and partners’ capital of $37.117 billion. As discussed in further detail below, management believes that the Company’s operating cash flow, cash and equivalents and borrowing capacity are sufficient to fund capital and liquidity needs for the foreseeable future.

Cash Flows

Operating activities

     Operating cash flow from continuing operations increased 18% to $903 million during the first six months of 2003 compared to $766 million during the comparable 2002 period, primarily driven by an increase in Operating Income before Depreciation and Amortization and, to a lesser extent, a decrease in working capital requirements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investing activities

     The Company has invested significant amounts of capital to upgrade the technological capability and reliability of its cable systems and to make selective investments in companies with operations within the cable industry. Cash used by investing activities of continuing operations decreased 7% to $741 million during the first six months of 2003, compared to $794 million during the comparable 2002 period, as a result of a 4% decrease in capital expenditures and decreased spending on investments and acquisitions. The Company spent $661 million and $691 million on capital expenditures from continuing operations during the first six months of 2003 and 2002, respectively. A substantial portion of capital expenditures in 2003 and 2002 were dedicated to purchases of customer premise equipment. The Company’s capital expenditures from continuing operations are comprised of the following categories:

	Six Months Ended June 30,

	2003	2002

	(in millions)
Customer premise equipment	$305	$359
Scalable infrastructure	61	77
Line extensions	75	73
Upgrade/rebuilds	91	64
Support capital	129	118

Total capital expenditures	$661	$691

     The Company anticipates a decrease in overall capital expenditures during the full year 2003, as compared to the full year 2002. Management also expects expenditures for customer premise equipment to decline over the next several years as the Company’s pace of adding high-speed data and digital subscribers slows and the unit prices for set-top boxes, cable modems and digital video recorders (“DVRs”) decline. See Note 2 of the financial statements for further discussion of the Company’s depreciation policies.

Financing activities

     Cash used by financing activities of continuing operations was $713 million during the first six months of 2003, as compared to $7 million during the comparable 2002 period. This increase in cash used by financing activities was primarily due to a decrease in net cash contributions from AOL Time Warner and an increase in net repayments of debt.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Free Cash Flow

     The Company evaluates operating performance based on several measures including free cash flow. Free cash flow is defined as cash provided by operating activities less capital expenditures, partnership distributions and principal payments on capital leases. Management believes that free cash flow is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing cable companies’ liquidity, operating performance and leverage and due to the capital-intensive nature of the cable business. Free cash flow should not be considered as an alternative to net income (loss) as an indicator of performance or as an alternative to net cash provided by operating activities as a measure of liquidity, and may not be comparable to similarly titled measures used by other companies. The Company’s free cash flow from continuing operations increased to $75 million during the first six months of 2003 from $53 million during the comparable 2002 period primarily due to increased Operating Income before Depreciation and Amortization and decreased working capital requirements, partially offset by increased partnership distributions.

	Six Months Ended June 30,

	2003	2002

Cash provided by operations	$1,274	$2,236
Reconciling items:
Income from discontinued operations	(290)	(447)
Operating cash flow adjustments relating to discontinued operations	(81)	(1,023)

Cash provided by continuing operating activities	903	766
Less:
Capital expenditures from continuing operations	(661)	(691)
Partnership distributions and principal payments on capital leases of continuing operations	(167)	(22)

Free cash flow provided by continuing operations	$75	$53

Outstanding Debt and Mandatorily Redeemable Preferred Equity

     As part of the TWE restructuring, the Company’s capital structure was restructured as follows:

•	a portion of AOL Time Warner’s equity interest in TWE was recapitalized into a $2.4 billion mandatorily redeemable preferred equity interest in TWE and a 1% residual equity interest in TWE;

•	all outstanding amounts borrowed by TWE and its subsidiaries under a previously existing bank credit facility were extinguished;

•	the Company settled all previous amounts due to AOL Time Warner;

•	the Company borrowed $600 million under its new Senior Revolving Bank Credit Facility described in more detail in Note 8 to the unaudited consolidated financial statements; and

•	ownership in the Company (based on common stock residual interests) is now held by TWC (94.3%), AOL Time Warner (1.0%) and Comcast (4.7%).

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Debt and mandatorily redeemable preferred equity, as of June 30, 2003, includes the following components:

	Amounts
	Outstanding
Facility	(millions)	Interest Rate		Maturity

TWE public debt(a)	$3,387	7.51	%(d)	2008- 2033
Senior Revolving Bank Credit Facility(b)	600	1.625	%(e)	January 7, 2004
Mandatorily redeemable preferred equity(c)	2,400	8.059%		April 1, 2023
Capital leases and other (including $4 million of debt due within one year)	15

Total debt and preferred equity	$6,402

(a)	Includes an unamortized fair value adjustment of approximately $187 million as of June 30, 2003, recorded in connection with the merger of America Online, Inc. and Timer Warner Inc., which is being amortized as a reduction of interest expense over the term of the debt.

(b)	The Senior Revolving Bank Credit Facility has a total committed availability of $1.5 billion and matures on January 7, 2004, with an option to extend its maturity for one year.

(c)	The preferred equity of TWE held by AOL Time Warner pays cash distributions at an annual rate equal to 8.059% of its face value on a quarterly basis. The preferred equity matures and is required to be redeemed in cash by TWE on April 1, 2023.

(d)	Calculated as a weighted average interest rate of the various public debt issuances outstanding (including the amortization of the related debt premium).

(e)	Interest rate is determined by reference to TWE’s credit rating and is currently LIBOR plus 62.5 basis points, including a facility fee of 10 basis points on the aggregate commitment.

Contractual Commitments

     In addition to the debt and mandatorily redeemable preferred equity, TWE has commitments under various firm contractual arrangements to make future payments for goods and services. These firm commitments secure future rights to various assets and services to be used in the normal course of operations. For example, TWE is contractually committed to make minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to these contracts are not reflected as assets or liabilities on the consolidated balance sheet.

     TWE and Comcast are parties to a funding agreement that requires the parties to provide additional funding to Texas Cable Partners, L.P. on a month-to-month basis in an amount projected to enable Texas Cable Partners, L.P. to comply with all of the covenants in its senior credit agreement and to pay all of its liabilities and obligations as they mature during that month. The Company’s obligations under the funding agreement totaled $70 million for the year ended December 31, 2002. This funding agreement expires on January 15, 2004. The Company’s expected funding obligation under this agreement is reflected in the table below under “Expected joint venture funding commitments.” Approximately $69 million of the Company’s total projected 2003 funding commitment of $81 million was funded in the first six months of 2003.

     The following table summarizes the material firm commitments of the Company’s continuing operations at December 31, 2002 and the timing and effect that these obligations are expected to have on the Company’s liquidity and cash flow in future periods (as adjusted for any significant commitments entered into subsequent to December

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

31, 2002). This table excludes repayments on long-term debt and commitments related to other entities, including certain unconsolidated equity method investees and the A/N Systems, for which the Company purchases programming and certain fixed assets and is reimbursed. The amounts included in the table below have not been reduced for any actual payments made in the period from January 1, 2003 to June 30, 2003. TWE expects to fund these firm commitments with operating cash flow generated in the normal course of business.

	Firm Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

	(in millions)
Programming payments (a)	$1,064	$3,790	$4,674	$9,528
Expected joint venture funding commitments (b)	81	—	—	81
Operating leases (c)	39	103	142	284
Data processing payments	27	49	56	132
High speed data connectivity	40	40	—	80
Converters (d)	182	51	—	233
Other	9	3	2	14

Total	$1,442	$4,036	$4,874	$10,352

(a)	The Company has purchase commitments with various programming vendors in order to provide video services to subscribers. The amounts of the commitments reflected above are based on the number of consolidated subscribers at December 31, 2002 applied to the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2002 and revised to include significant contracts signed in the first six months of 2003.

(b)	The projected funding commitments relate to Texas Cable Partners, L.P.

(c)	Operating lease obligations primarily relate to the minimum lease rental obligations for real estate and operating equipment in various locations.

(d)	Amounts reflect commitments entered into subsequent to December 31, 2002 and do not reflect any payments made in 2003.

     The Company also has various contractual arrangements that require it to make payments or provide funding if specified circumstances occur, which are referred to as “contingent commitments.” TWE does not expect that the contingent commitments summarized in the table below will result in any amounts being paid in the foreseeable future. The following table summarizes contingent commitments at December 31, 2002 of the Company’s continuing operations. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that TWE expects to incur an obligation to make any payments during that time frame.

	Contingent Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

	(in millions)
Guarantee of debt (a)	$100	$2,000	$—	$2,100
Letters of credit and other contingent commitments	25	—	107	132

Total	$125	$2,000	$107	$2,232

(a)	TWE guarantee of TWC debt given in connection with the TWE restructuring on March 31, 2003.

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

     The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of June 30, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of June 30, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and AOL Time Warner’s overall capital structure and debt reduction plans. These buy-sell arrangements are not reflected in the above table of contingent commitments.

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

     As part of the TWE restructuring, there was $2.1 billion of pre-existing debt of a Comcast subsidiary incurred by TWC in the form of a one-year term loan with an optional extension for an additional year. The term note bears interest at a rate of LIBOR plus 87.5 basis points. Repayment of this term note, including accrued interest, is guaranteed by TWE in the event of TWC’s default. This guarantee is included in the above table of contingent commitments.

     For so long as the indebtedness of TWC and/or its subsidiaries and affiliates (including TWE) is, in AOL Time Warner’s judgment, attributable to AOL Time Warner in evaluating its credit profile, TWC, its subsidiaries and affiliates will not, without the consent of AOL Time Warner, create, incur or guarantee any indebtedness, including preferred equity, and rental obligations, if TWC’s ratio of indebtedness plus six times its annual rental expense to an amount contractually defined as “EBITDAR” then exceeds or would exceed 3:1.

MARKET RISK MANAGEMENT AND OTHER

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of investments. As a result of the TWE restructuring on March 31, 2003, the Company’s market risk profile materially changed from what was disclosed in TWE’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”). Accordingly, TWE has included in this interim filing certain market risk disclosures as of March 31, 2003, which include the impact of the TWE restructuring, as an update to the 2002 10-K. In addition, these disclosures have been further updated for any material changes occurring during the second quarter of 2003.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Interest Rate Risk

Variable Rate Debt

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

Fixed Rate Debt

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

Equity Risk

     The Company is also exposed to market risk as it relates to changes in the market value of investments. TWE invests in equity instruments of private companies for operational and strategic business purposes. Its investments are subject to significant fluctuations in fair market value due to volatility of the industries in which the companies operate. As of June 30, 2003, TWE had $1.599 billion of investments primarily accounted for using the equity method of accounting.

     Some of TWE’s employees were previously issued options to purchase shares of AOL Time Warner common stock. TWE has agreed that, upon the exercise of any of these options to purchase AOL Time Warner common stock, TWE will reimburse AOL Time Warner in an amount equal to the excess of the closing price of a share of AOL Time Warner common stock on the date of the exercise of the option over the aggregate exercise price paid upon exercise for each share of AOL Time Warner common stock. At June 30, 2003, TWE had accrued approximately $17 million of stock option distributions payable to AOL Time Warner. That amount, which is not payable until the underlying options are exercised, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for AOL Time Warner’s common stock.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income before Depreciation and Amortization and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

     The Company operates in a highly competitive and rapidly changing business that is customer and technology-driven. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, customer responses to new and existing products and services and technological developments. The Company’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the Company in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in the Company’s other filings with the SEC and the following:

•	more aggressive than expected competition from new technologies and other distributors of video programming and high-speed data services such as satellite, terrestrial wireless and DSL;

•	continued price discounting by DSL operators in the Company’s operating areas;

•	greater than expected increases in programming or other costs, including costs of its new products and services, or difficulty in passing such costs to the Company’s subscribers;

•	the unexpected loss of popular programming or exclusive arrangements between programming providers and the Company’s competitors with respect to popular programming;

•	increases in government regulation of video programming rates or other government regulation of the Company’s video, high-speed data and voice operations, such as the imposition of “digital must-carry,” “forced access,” or common carrier requirements;

•	difficulty in obtaining franchise renewals;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services, voice services or video-on-demand, to appeal to enough subscribers or to be available at prices subscribers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	changes in technology and failure to anticipate technological developments or to choose technologies appropriately;

•	fluctuations in spending levels by customers and advertisers;

•	unanticipated changes in the level of non-discretionary capital expenditures;

•	inability to realize the value of recorded intangibles resulting in possible future impairments of the Company’s cable franchise intangibles that would affect its operating results;

•	unanticipated funding obligations relating to some of the Company’s significant cable system joint ventures; and

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•	the Company’s overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet could be adversely affected by decreased liquidity in the capital markets, including any reduction in ability to access either the capital markets for debt securities or bank financing, increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the Company’s plans, strategies and intentions.

Item 4. Controls and Procedures

     TWE, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of TWE’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TWE’s disclosure controls and procedures are effective in timely making known to them material information relating to TWE and TWE’s consolidated subsidiaries required to be disclosed in TWE’s reports filed or submitted under the Exchange Act. TWE has investments in certain unconsolidated entities. As TWE does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have not been changes in TWE’s internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, TWE’s internal control over financial reporting.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2003	2002

	(millions)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$289	$840
Receivables, less allowances of $48 and $46, respectively	323	351
Receivables from affiliated parties	16	126
Current assets of discontinued operations	—	4,789
Prepaid expenses and other current assets	47	32

Total current assets	675	6,138

Investments	1,599	1,508
Property, plant and equipment, net	6,673	6,618
Other intangible assets not subject to amortization	23,695	20,429
Other intangible assets subject to amortization	59	63
Noncurrent assets of discontinued operations	—	19,568
Other assets	95	78

Total assets	$32,796	$54,402

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$227	$505
Deferred revenue and subscriber related liabilities	75	65
Payables to affiliated parties	233	131
Accrued programming expense	277	243
Debt due within one year	4	8
Current liabilities of discontinued operations	—	5,285
Other current liabilities	643	627

Total current liabilities	1,459	6,864

Long-term debt	3,998	6,944
Mandatorily redeemable preferred securities	2,400	—
Deferred income tax obligations	4	8
Noncurrent liabilities of discontinued operations	—	2,378
Other liabilities	290	248

Total liabilities	8,151	16,442

Minority interest	1,498	843

Partners’ capital
Contributed capital	39,098	59,936
Accumulated other comprehensive loss, net	(101)	(166)
Partners’ deficit	(15,850)	(22,653)

Total partners’ capital	23,147	37,117

Total liabilities and partners’ capital	$32,796	$54,402

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)
Revenues:
Video	$1,207	$1,116	$2,388	$2,201
High-speed data	309	218	589	419
Advertising	100	144	186	272

Total revenues(a)	1,616	1,478	3,163	2,892
Costs and expenses:
Cost of revenues(a)	695	645	1,378	1,268
Selling, general and administrative expenses(a)	271	281	555	541
Depreciation	294	250	576	480
Amortization of intangible assets	2	1	4	2

Total costs and expenses	1,262	1,177	2,513	2,291

Operating income	354	301	650	601
Interest expense, net(a)	(124)	(83)	(201)	(175)
Income from equity investments, net	7	3	12	4
Minority interest expense	(19)	(2)	(31)	(9)

Income before taxes, discontinued operations and cumulative effect of accounting change	218	219	430	421
Income tax provision	—	(3)	(4)	(5)

Income before discontinued operations and cumulative effect of accounting change	218	216	426	416
Income from discontinued operations before cumulative effect of accounting change, net of tax	—	267	290	447
Cumulative effect of accounting change	—	—	—	(21,763)

Net income (loss)	$218	$483	$716	$(20,900)

(a) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$58	$44	$105	$81
Cost of revenues	(130)	(120)	(254)	(236)
Selling, general and administrative expenses	18	7	24	5
Interest expense, net	(45)	3	(42)	5

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2003	2002

	(millions)
OPERATIONS
Net income (loss)(a)	$716	$(20,900)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change(b)	—	21,763
Depreciation and amortization	580	482
Equity in income of investees	(12)	(4)
Changes in operating assets and liabilities	(91)	(128)
Adjustments relating to discontinued operations	81	1,023

Cash provided by operations	1,274	2,236
INVESTING ACTIVITIES
Capital expenditures	(661)	(691)
Investment and acquisitions	(80)	(103)
Cash used by investing activities of discontinued operations	(157)	(269)

Cash used by investing activities	(898)	(1,063)
FINANCING ACTIVITIES
Borrowings	592	2,301
Debt repayments	(1,457)	(3,128)
Cash contributions from AOL Time Warner subsidiary, net	152	834
Cash used by financing activities of discontinued operations	(386)	(1,201)

Cash used by financing activities	(1,099)	(1,194)

Decrease in cash and cash equivalents	(723)	(21)

Cash and cash equivalents at beginning of period(c)	1,012	93

Cash and cash equivalents at end of period	$289	$72

(a)	Includes net income (loss) from discontinued operations of $290 million in 2003 and $(4.549) billion in 2002.

(b)	Includes cumulative effect of accounting change for discontinued operations of $4.996 billion in 2002.

(c)	Includes cash and cash equivalents from discontinued operations of $172 million at December 31, 2002.

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
(Unaudited)

	Six Months
	Ended June 30,

	2003	2002

	(in millions)
BALANCE AT BEGINNING OF PERIOD	$37,117	$65,405
Reallocation of TWE goodwill to the AOL segment of AOL Time Warner upon adoption of FAS 142	—	(6,857)

Balance at the beginning of period, adjusted to give effect to the America Online-Time Warner merger and reallocation of goodwill upon adoption of FAS 142	37,117	58,548
Allocation of purchase price in connection with TWE restructuring	3,242	—
Conversion of Partners’ Capital to mandatorily redeemable preferred equity in connection with the TWE restructuring	(2,400)	—
Net income (loss)	716	(20,900)
Other comprehensive loss	—	21

Comprehensive loss	716	(20,879)
Other	(461)	179
Distribution of Non-Cable-Businesses to a subsidiary of AOL Time Warner	(15,067)	—

BALANCE AT END OF PERIOD	$23,147	$37,848

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE restructuring”). As a result of the TWE restructuring, AOL Time Warner acquired complete ownership of TWE’s non-cable businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Central (which was subsequently sold) and the Courtroom Television Network (“Court TV”) collectively the “Non-cable Businesses”. Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC”). As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC’s business which reflects an 82.1% indirect interest in the TWI Cable Inc. (“TWI Cable”) assets and its 1% direct and 77.4% (82.1% times 94.3%) indirect interests in TWE Cable. The 79% economic interest in Time Warner Cable is calculated with each interest weighted based on the relative number of cable subscribers in each entity as compared to the total Time Warner Cable subscribers as follows: [(1.6 million TWI Cable subscribers/9.3 million total Time Warner Cable subscribers times 82.1%) plus (7.7 million TWE subscribers/9.3 million total Time Warner Cable subscribers times 82.1% times 94.3%) plus (7.7 million subscribers/ 9.3 million total Time Warner Cable subscribers times 1%)]. TWE is now a subsidiary of TWC.

In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC’s business; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC as part of the TWE restructuring.

Comcast’s 21.0% economic interest in TWC’s business, is held through a 17.9% direct ownership interest in TWC (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC’s business is held through an 82.1% ownership interest in TWC (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE. The additional ownership interests acquired by AOL Time Warner in the TWE restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of June 30, 2003.

Of the $4.653 billion purchase consideration paid by AOL Time Warner, approximately $1.403 billion relates to the additional interest in TWE’s cable business acquired and has been pushed down to TWE. The fair value of the additional interest was estimated using a combination of a discounted cash flow methodology and review of market comparisons and recent transactions. This $1.403 billion in purchase consideration has been preliminarily allocated to the tangible and intangible assets as follows (millions):

Fair value of tangible net assets acquired	$520
Cable franchises	880
Goodwill	3

Total	$1,403

As previously stated, the purchase allocations noted above are preliminary and additional work needs to be completed to finalize the allocation. Accordingly, there may be changes to the allocations noted above.

In addition, the 17.9% interest in TWC retained by Comcast was stepped up to fair value. Fair value was estimated using a combination of a discounted cash flow methodology and review of market comparisons and recent transactions. At TWE, this $2,362 billion adjustment is reflected as an increase in cable franchise license intangibles and a corresponding increase to contributed capital. The franchise license intangible assets will not be amortized but will be tested for impairment on an annual basis. As a result of AOL Time Warner’s acquisition of TWE’s Non-cable Business (through Warner Communications Inc.), TWE has presented the TWE Non-cable Businesses as discontinued operations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Subsequent to the TWE restructuring, the Company’s operations primarily consist of selling video programming and high-speed data services to subscribers for a monthly fee and related advertising services to a variety of local, regional and national clients. Subscriber services are distributed through a network of coaxial and fiber optic cables. TWE is a subsidiary of TWC. TWC is the second largest operator of cable systems in the United States serving approximately 10.9 million basic cable subscribers as of June 30, 2003. This total includes subscribers served by the systems owned directly by TWE’s continuing consolidated operations (approximately 7.7 million subscribers), TWE’s directly held and managed unconsolidated cable joint ventures (approximately 1.5 million subscribers), as well as subscribers served by systems outside of TWE that are directly or indirectly owned by TWC and managed by TWE (approximately 1.7 million subscribers). The financial statements included in this report reflect the operations of TWE’s consolidated cable systems and its equity investments in its cable system joint ventures, but exclude the results of TWC’s cable systems in which TWE does not have an ownership interest.

     Basis of Presentation

     Discontinued Operations

As part of the restructuring of TWE, AOL Time Warner acquired complete ownership of the TWE Non-cable Businesses. The TWE Non-cable Businesses have been reflected as discontinued operations for all periods presented. Revenues from the discontinued operations of the TWE Non-cable Businesses were $2.819 billion for the three months ended June 30, 2002, and $2.780 billion and $5.171 billion for the six months ended June 30, 2003 and 2002, respectively. Net income (loss) from the discontinued operations of the TWE Non-cable Businesses was $263 million for the three months ended June 30, 2002, and $290 million and $(4.552) billion for the six months ended June 30, 2003 and 2002, respectively.

During 2002, TWE and the Advance/Newhouse Partnership (“Advance/Newhouse”) restructured the TWE-Advance/Newhouse Partnership (“TWE-A/N”) resulting in Advance/Newhouse assuming authority for the day-to-day operations of certain TWE-A/N cable systems (“A/N Systems”), subject to some exceptions. As a result, TWE deconsolidated the financial position and operating results of these systems and has reflected the 2002 operating results of the A/N Systems prior to the deconsolidation as discontinued operations. Revenues and net income from the discontinued operations of the A/N Systems were $363 million and $4 million, respectively, for the three months ended June 30, 2002, and $715 million and $3 million, respectively, for the six months ended June 30, 2002.

In conjunction with the TWE-A/N restructuring, TWC effectively acquired Advance/Newhouse’s ownership interest in Road Runner. As a result of this acquisition and the concurrent termination of Advance/Newhouse’s minority veto rights in Road Runner, TWE consolidated the financial position and results of operations of Road Runner retroactive to the beginning of 2002. Previously, the Company accounted for its investment in Road Runner under the equity method of accounting as Advance/Newhouse held certain veto rights that allowed it to participate in the day-to-day operations of the Road Runner business.

The minority interest recognized on TWE’s balance sheet represents TWC’s direct preferred and common ownership in TWE-A/N and Road Runner. Subsequent to the TWE restructuring, TWC owns approximately 3% of TWE-A/N and 32% of Road Runner. In connection with the TWE restructuring, TWC contributed $662 million of cash to TWE-A/N, which increased TWC’s preferred interest in TWE-A/N to $976 million.

     Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Revenues and Costs

The Company’s revenues are principally derived from video and high-speed data subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues, including advertising purchased by programmers, are recognized in the period that the advertisements are exhibited. Video programming costs are recorded as the services are provided. Launch fees received by the Company from programming vendors are recognized as a reduction of expense over the life of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses in the period such reimbursements are received.

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

Additionally, TWE records high-speed data revenue from certain third-party internet service providers on a “net” basis based on the contractual circumstances involved. Determining whether revenue should be reported gross or net is based on an assessment of whether TWE is acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent TWE acts as a principal in a transaction, TWE reports as revenue the payments received on a gross basis. To the extent TWE acts as an agent in a transaction, TWE reports as revenue the payments received less commissions and other payments to third parties on a net basis. The determination of whether TWE serves as principal or agent in a transaction is judgmental in nature and based

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

on an evaluation of the terms of each arrangement. In determining whether TWE serves as principal or agent in these arrangements TWE follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

     Multiple-Element Arrangements

In the normal course of business, TWE may enter into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counter-party (multiple element transactions). For example, when negotiating the terms of programming purchase contracts with cable networks, TWE may simultaneously negotiate for the sale of advertising to the same cable network. These arrangements may be documented in one contract or may be documented in separate contracts. Whether it is in one contract or multiple contracts, these arrangements are considered to have been negotiated simultaneously for accounting purposes. In accounting for these types of arrangements, the Company considers guidance in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions”;

•	EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”;

•	EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”); and

•	“Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements — Frequently asked Questions and Answers.”

Additionally, in November 2002, the EITF reached a consensus on EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). The guidance in EITF 02-16 is consistent with TWE’s historical accounting. Specifically, EITF 02-16 presumes that cash consideration received from a vendor, such as a cable network programmer, is a reduction of the price to use the vendor’s products or services and therefore a reduction in cable programming cost. However, this presumption is overcome when the cash consideration represents a payment for assets or services, such as advertising, delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in a customer’s income statement. EITF 02-16 also provides that cash consideration paid by a vendor that exceeds the estimated fair value of the benefits, such as advertising received by the vendor, should be characterized in the customer’s income statement as a reduction of cost of sales or programming expense.

With respect to programming and vendor advertising arrangements being negotiated simultaneously with the same cable network, TWE assesses whether each element of the arrangements is at fair value. The factors that the Company considers in determining the individual fair values of the programming and advertising vary from arrangement to arrangement and include:

•	existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming;

•	comparison to fees under a prior contract;

•	comparison to fees paid for similar networks;

•	comparison to advertising rates paid by other advertisers on the Company’s systems.

     Advertising

Advertising costs are expensed upon the first exhibition of related advertisements. Advertising expense, net of reimbursements from programmers, was $54 million and $50 million for the three months ended June 30, 2003 and 2002, respectively, and $102 million and $89 million for the six months ended June 30, 2003 and 2002, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Accounting for Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. In addition, FAS 142 required that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease being amortized. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. See Note 5 for further discussion of the adoption of FAS 142.

     Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company incurs expenditures associated with the construction and maintenance of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWE capitalizes expenditures for tangible fixed assets greater than $500 and having a useful life of greater than one year.

Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures include plant upgrades, drops (i.e., customer installations), converters and cable modems. With respect to customer premise equipment, including converters and cable modems, TWE capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life (three to five years). Property, plant and equipment consists of:

	June 30,	December 31,	Estimated
	2003	2002	Useful Lives

	(millions)
Land and buildings(a)	$404	$381	5-20 years
Distribution systems	7,522	7,172	3-16 years
Vehicles and other equipment	647	549	3-10 years
Construction in progress	544	523

	9,117	8,625
Less: Accumulated depreciation	(2,444)	(2,007)

Total	$6,673	$6,618

(a)	Land is not depreciated.

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

     Cable Franchises

Cable franchises include the value attributed to agreements with local authorities that allow access to homes and businesses in cable services areas acquired in connection with a business combination. Following the adoption of FAS 142 in the first quarter of 2002, cable franchises capitalized in purchase business combinations are no longer amortized but are subject to an annual review for impairment. Other costs incurred to negotiate and renew cable franchise agreements are generally capitalized and amortized over the term of such franchise agreements.

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

Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s net income would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)
Net income (loss) as reported	$218	$483	$716	$(20,900)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16)	(52)	(78)	(140)

Pro forma net income (loss)	$202	$431	$638	$(21,040)

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

3. NEW ACCOUNTING STANDARDS

     Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years beginning after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company’s consolidated financial statements. However, the Company has modified its disclosures as required (see Note 2).

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

     Multiple-Element Arrangements

In November 2002, the EITF reached a consensus on EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s current accounting is consistent with the provisions of EITF 00-21 and therefore management does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company’s consolidated financial statements.

In addition, as previously discussed, in November 2002 the EITF reached a consensus on EITF 02-16, which provides guidance on how a customer is to account for arrangements where consideration is both paid to and received from a vendor. The provisions of EITF 02-16 apply to arrangements entered into or modified after December 31, 2002. The application of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The application of FIN 46 will not have any significant impact on the Company’s consolidated financial statements.

     Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’’ (“FAS 150’’). FAS 150 impacts the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect the provisions of FAS 150 to have a material impact on its financial position or results of operations.

     Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The application of the provisions of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

4. AOL TIME WARNER MERGER AND RESTRUCTURING COSTS

     AOL Time Warner Merger Costs Capitalized as a Cost of Acquisition

In connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “AOL Time Warner merger”), TWE reviewed its operations and implemented several plans to restructure its operations (the “Restructuring Plans”). As part of these Restructuring Plans, TWE recorded a restructuring liability of approximately $84 million during 2001. This restructuring liability included costs to exit and consolidate certain activities of TWE, as well as costs to terminate employees across various TWE business units. Such liabilities were recognized as part of the AOL Time Warner merger, which was recorded as a purchase business combination and were included in the allocation of the cost to acquire Time Warner.

Of the total 2001 restructuring costs, $46 million related to work force reduction and represented employee termination benefits and relocation costs. Employee termination costs occurred across the TWE business units and ranged from senior executives to line personnel. The number of employees initially identified to be involuntarily terminated or relocated approximated 1,200. Not all employees who were originally identified were terminated as of December 31, 2002. Therefore, a non-cash reduction to the employee termination accrual of $13 million and a corresponding reduction in goodwill was reflected in the fourth quarter of 2002. Since certain employees can defer receipt of termination benefits for up to five years, cash payments will continue after such employees have been terminated. The remaining termination liability was $12 million as of June 30, 2003. Approximately $2 million of this amount is included in other current liabilities with the remainder included in other non-current liabilities. The 2001 restructuring charge also included approximately $38 million of lease and contract termination costs. The remaining liability for such exit costs was $2 million as of June 30, 2003 and is included in other current liabilities.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Selected information relating to the restructuring plans is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Initial accruals	$46	$38	$84
Cash paid - 2001	(3)	(15)	(18)

Liability as of December 31, 2001	43	23	66
Cash paid - 2002	(15)	(21)	(36)
Non-cash reductions - 2002(a)	(13)	—	(13)

Liability as of December 31, 2002	15	2	17
Cash paid - 2003	(3)	—	(3)

Liability as of June 30, 2003	$12	$2	$14

(a)	Non-cash reductions represent adjustments to the restructuring accrual and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

     Restructuring Costs

During the fourth quarter of 2002, the Company incurred and accrued other restructuring costs of $13 million, which were included in selling, general and administrative expense, related to the termination of approximately 210 employees at various levels and across various TWE cable business units (the “2002 restructuring”). As of December 31, 2002, TWE had terminated all affected employees. Because certain affected employees can defer receipt of termination benefits for up to five years, cash payments will continue after such employees have been terminated. The remaining liability for terminations in connection with the 2002 restructuring is approximately $3 million as of June 30, 2003, of which approximately $2 million is included in other current liabilities.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, in January 2002, TWE adopted FAS 142, which required companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter.

Upon the adoption of FAS 142 in the first quarter of 2002, the Company’s continuing operations completed its initial impairment review and recorded a non-cash charge of $16.767 billion to reduce the carrying value of goodwill arising from the AOL Time Warner merger. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change associated with continuing operations in the accompanying consolidated statement of operations. The impairment charge was estimated using a combination of a discounted cash flow methodology and review of market comparisons and recent transactions. In addition, the Company recognized a non-cash charge of $4.996 billion related to its discontinued operations upon the adoption of FAS 142. This charge is also recorded as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Prior to performing the review for impairment, FAS 142 required that goodwill deemed to be related to an entity as a whole be assigned to all of AOL Time Warner’s reporting units, including the reporting units of America Online. This differed from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, approximately $6.857 billion of goodwill generated in the AOL Time Warner merger was reallocated from TWE to other segments of AOL Time Warner.

The impairment charges were non-cash in nature and did not affect the Company’s liquidity or, when combined with the impairment of goodwill of other AOL Time Warner segments, result in non-compliance with any of AOL Time Warner’s debt covenants.

In connection with the TWE restructuring, the purchase accounting adjustments associated with AOL Time Warner’s 6% increased ownership interest in the cable systems of TWE and Comcast’s exchange of a portion of its interest in TWE for an interest in TWC have been allocated to TWE. This allocation resulted in an increase in TWE’s cable franchise intangible assets of $3.242 billion.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2003 and December 31, 2002, the Company’s other intangible assets and related accumulated amortization included the following (in millions):

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization
Renewal of cable franchises(a)	$75	$(59)	$16	$73	$(57)	$16
Other intangible assets(a)	66	(23)	43	68	(21)	47

Subtotal	$141	$(82)	$59	$141	$(78)	$63

Intangible assets not subject to amortization
Goodwill	$3	$—	$3	$—	$—	$—
Cable franchises	24,948	(1,256)	23,692	21,685	(1,256)	20,429

Subtotal	24,951	(1,256)	23,695	21,685	(1,256)	20,429

Total	$25,092	$(1,338)	$23,754	$21,826	$(1,334)	$20,492

The Company recorded amortization expense of $2 million and $4 million for the three and six months ended June 30, 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is $7 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The Company recorded the following intangible assets during the six months ended June 30, 2003:

		Amortization
	(in millions)	Period

Goodwill	3	Indefinite
Cable franchises, net(a)	3,263	Indefinite

Total	$3,266

(a)	All of the increase in goodwill and $3.242 billion of the increase in cable franchises, net is associated with the TWE restructuring.

6. PARTNERS’ CAPITAL

TWE is required to make distributions to reimburse the partners of TWE for income taxes at statutory rates based on their allocable share of taxable income and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines. The stock option liability for the continuing operations of TWE was approximately $17 million and $3 million as of June 30, 2003 and December 31, 2002, respectively. Additionally, $356 million was distributed to the partners for income taxes during the six months ended June 30, 2003, of which $165 million was related to the Company’s continuing operations. Tax distributions of $271 million were made to the partners (including $29 million made to Advance/Newhouse) during the six months ended June 30, 2002, of which $20 million were related to the Company’s continuing operations.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. INVESTMENTS AND JOINT VENTURES

The Company had investments of $1.599 billion and $1.508 billion as of June 30, 2003 and December 31, 2002, respectively. These investments are comprised almost entirely of equity method investees.

At June 30, 2003 and December 31, 2002, investments accounted for using the equity method primarily included: Texas Cable Partners, L.P. (50% owned, approximately 1.2 million subscribers) and Kansas City Cable Partners, L.P. (50% owned, approximately 300,000 subscribers).

8. DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY

A summary of TWE’s debt and mandatorily redeemable preferred equity as of June 30, 2003 and December 31, 2002 is summarized below:

	Outstanding Borrowings

	June 30,	December 31,
	2003	2002

	(millions)
Debt due within one year	$4	$8

Long-term debt:
Amounts due to AOL Time Warner	—	2,084
TWE Public Debt (a)	3,387	3,394
Senior Revolving Bank Credit Facility	600
2002 Credit Agreement	—	1,167
Capital leases and other	11	299

Total long-term debt	3,998	6,944

Mandatorily Redeemable Preferred Equity (b)	2,400	—

Total debt and preferred equity	$6,402	$6,952

(a)	Includes an unamortized debt premium of $187 million and $194 million as of June 30, 2003 and December 31, 2002, respectively.

(b)	The mandatorily redeemable preferred equity of TWE held by AOL Time Warner pays cash distributions at an annual rate equal to 8.059% of its face value on a quarterly basis. The preferred equity matures and is required to be redeemed in cash by TWE on April 1, 2023.

In conjunction with the TWE restructuring, a $4.0 billion 364-day revolving bank credit facility that was entered into in 2002 (“2002 Credit Agreement”) along with AOL Time Warner and certain of its subsidiaries, was bifurcated into two separate amended and restated credit agreements. The two facilities evidence the separate direct obligations of AOL Time Warner, with aggregate commitments of $2.5 billion, and TWE, with aggregate commitments of $1.5 billion. TWE’s $1.5 billion facility, hereafter referred to as the “Senior Revolving Bank Credit Facility,” matures on January 7, 2004, with an option to extend the maturity for up to

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

one year. If TWC becomes a public registrant, TWC will become a joint and several borrower under the Senior Revolving Bank Credit Facility.

Borrowings under the Senior Revolving Bank Credit Facility bear interest at rates generally determined by reference to the credit rating of TWE unless TWC becomes a public registrant and a joint and several borrower, thereafter such rate will be determined by reference to TWC’s credit rating. The borrowings currently bear interest at the rate of LIBOR plus 0.525%. In addition, TWE is required to pay a facility fee of 0.10% per annum on the aggregate commitments under the Senior Revolving Bank Credit Facility and a usage fee of 0.0625% per annum on the outstanding balance of loans under this facility at all times that the aggregate of the outstanding balances are less than or equal to $990 million, and 0.125% at all times that the aggregate of the outstanding balances exceeds $990 million.

Borrowings under the Senior Revolving Bank Credit Facility may be used for general corporate purposes, and unused capacity may be used in support of commercial paper borrowings. The facility provides for same-day funding and multi-currency capability. This facility contains, among other covenants, a maximum leverage ratio covenant of consolidated total debt (excluding amounts owing to preferred equity interests and net of cash balances in excess of $25 million) to consolidated EBITDA, as defined in the facility, of 5:1, and a minimum interest coverage ratio of 2.0 times consolidated cash interest expense. The facility does not contain any credit ratings-based defaults or covenants, nor any ongoing covenants or representations specifically relating to a material adverse change in the Company’s financial condition or results of operations.

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

During 1992 and 1993, TWE issued debt publicly in a number of offerings. The maturities of these outstanding issuances ranged from 10 to 40 years and the interest rates range from 7.25% to 10.15%. Each of Warner Communications Inc. (a subsidiary of AOL Time Warner) and American Television and Communications Corporation (a subsidiary of AOL Time Warner) (the “Guarantors”) has guaranteed a pro rata portion of TWE’s public and bank debt and accrued interest, based on the relative fair value of the net assets that each Guarantor (or its predecessor) contributed to TWE prior to the TWE restructuring. Such indebtedness is recourse to each Guarantor only to the extent of its guarantee. The indenture pursuant to which TWE’s public notes and debentures have been issued (the “Indenture”) requires the majority consent of the holders of the notes and debentures to terminate the Guarantor guarantees. There are generally no restrictions on the ability of the Guarantors to transfer material assets other than its interests in TWE or TWC to parties that are not Guarantors.

For so long as the indebtedness of TWC and/or its subsidiaries and affiliates (including TWE) is, in AOL Time Warner’s judgment, attributable to AOL Time Warner in evaluating its credit profile, TWC, its subsidiaries and affiliates will not, without the consent of AOL Time Warner, create, incur or guarantee any indebtedness, including preferred equity, and rental obligations, if TWC’s ratio of indebtedness plus six times its annual rental expense to an amount defined as “EBITDAR” then exceeds or would exceed 3:1.

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

TWE and Comcast are parties to a funding agreement that requires the parties to provide additional funding to Texas Cable Partners, L.P. on a month-to-month basis in an amount projected to enable Texas Cable Partners, L.P. to comply with all of the covenants in its senior credit agreement and to pay all of its liabilities and obligations as they mature during that month. The Company’s obligations under the funding agreement totaled $70 million for the year ended December 31, 2002. This funding agreement expires on January 15, 2004 for 2003 funding shortfalls. The Company’s expected funding obligation under this agreement is reflected in the table below under “Expected joint venture funding commitments.” Approximately $69 million of the Company’s total projected 2003 funding commitment of $81 million was funded during the first six months of 2003.

The following table summarizes the material firm commitments of the Company’s continuing operations at December 31, 2002 and the timing and effect that these obligations are expected to have on the Company’s liquidity and cash flow in future periods (as adjusted for any significant commitments entered into subsequent to December 31, 2002). This table excludes repayments on long-term debt and commitments related to other entities, including certain unconsolidated equity method investees and the A/N Systems, for which the Company purchases programming and certain fixed assets and is reimbursed. The amounts included in the table below have not been reduced for any actual payments made in the period from January 1, 2003 to June 30, 2003. TWE expects to fund these firm commitments with operating cash flow generated in the normal course of business.

	Firm Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

	(in millions)
Programming payments(a)	$1,064	$3,790	$4,674	$9,528
Expected joint venture funding commitments(b)	81	—	—	81
Operating leases(c)	39	103	142	284
Data processing payments	27	49	56	132
High speed data connectivity	40	40	—	80
Converters(d)	182	51	—	233
Other	9	3	2	14

Total	$1,442	$4,036	$4,874	$10,352

(a)	The Company has purchase commitments with various programming vendors in order to provide video services to subscribers. The amounts of the commitments reflected above are based on the number of consolidated subscribers at December 31, 2002 applied to the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2002 and revised to include significant contracts signed during the first six months of 2003.

(b)	The projected funding commitments relate to Texas Cable Partners, L.P.

(c)	Operating lease obligations primarily relate to the minimum lease rental obligations for real estate and operating equipment in various locations.

(d)	Amounts reflect commitments entered into subsequent to December 31, 2002 and do not reflect any payments made in 2003.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

          Contingent Commitments

The Company also has various contractual arrangements that require it to make payments or provide funding if specified circumstances occur, which are referred to as “contingent commitments.” TWE does not expect that the contingent commitments summarized in the table below will result in any amounts being paid in the foreseeable future. The following table summarizes contingent commitments of the Company’s continuing operations at December 31, 2002. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not mean that TWE expects to incur an obligation to make any payments during that time frame.

	Contingent Commitments

		2004-	2007 and
	2003	2006	thereafter	Total

	(in millions)
Guarantee of debt (a)	$100	$2,000	$—	$2,100
Letters of credit and other contingent commitments	25	—	107	132

Total	$125	$2,000	$107	$2,232

(a)	TWE guarantee of TWC debt given in connection with the TWE restructuring on March 31, 2003.

As part of the TWE restructuring, there was $2.1 billion of pre-existing debt of a Comcast subsidiary incurred by TWC in the form of a one-year term loan with an optional extension for an additional year. The term note bears interest at a rate of LIBOR plus 87.5 basis points. Repayment of this term note, including accrued interest, is guaranteed by TWE in the event of TWC’s default. This guarantee is included in the above table of contingent commitments.

TWE does not provide any guarantees related to third-party debt of its unconsolidated cable television system joint ventures. As of December 31, 2002, Texas Cable Partners L.P. and Kansas City Cable Partners L.P. had third-party debt outstanding of approximately $1.227 billion and $399 million, respectively.

     Other

The Company has an interest in and manages two cable joint ventures, Kansas City Cable Partners, L.P. (serving approximately 300,000 basic subscribers as of June 30, 2003) and Texas Cable Partners, L.P. (serving approximately 1.2 million basic subscribers as of June 30, 2003), both of which are 50%-owned by TWE and 50%-owned by Comcast. Under the terms of the two joint venture agreements, either partner may after August 31, 2003 with respect to Kansas City Cable Partners, L.P. and after December 31, 2003 with respect to Texas Cable Partners, L.P., initiate buy-sell procedures based on the market value of the joint venture interests. The Company does not have current plans to initiate the buy-sell procedure in either joint venture. If a buy-sell procedure were initiated by Comcast with respect to either joint venture, TWE would have a choice either to buy Comcast’s interests in the joint venture or to sell its interests in the joint venture to Comcast. However, in such an event, the Company would be under no obligation to purchase Comcast’s interests. Additionally, in 2005, under the terms of both joint venture agreements, either partner may trigger the dissolution of the joint ventures resulting in the distribution of the net assets of the joint ventures to the partners. Any actions to be taken by the Company under the buy-sell or dissolution procedures will be evaluated in the context of the Company’s strategy for its Cable operations and AOL Time Warner’s overall capital structure and debt reduction plans. These buy-sell arrangements are not reflected in the above table of contingent commitments.

At any time following the second anniversary of the closing of the TWE restructuring (i.e., March 31, 2005), Comcast has the right to require TWC to purchase all or a portion of Comcast’s limited partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of AOL Time

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warner. Additionally, Comcast also has the right, at any time following the second anniversary of the closing of the TWE restructuring, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of AOL Time Warner and, second, in favor of TWC. If TWC and AOL Time Warner do not collectively elect to purchase all of Comcast’s offered partnership interest, Comcast may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC and AOL Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to Comcast as a limited partner in TWE. The purchase price payable by TWC or AOL Time Warner as consideration for the Comcast’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded, or a combination of both.

TWE is required, at least quarterly, to make tax distributions to its partners in proportion to their residual interests in an aggregate amount generally equivalent to a percentage of TWE’s taxable income. TWE is also required to make cash distributions to AOL Time Warner when the Company’s employees exercise previously issued AOL Time Warner stock options.

     LEGAL PROCEEDINGS

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. Although the Company is vigorously defending this matter, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

In accordance with a March 2002 ruling by the Federal Communications Commission (“FCC”) that the definition of “cable service” does not include cable-modem service, the Company stopped collecting and paying all franchise fees related to revenue derived from cable-modem service. Several local franchising authorities have threatened lawsuits and have asked the FCC to determine whether the Company’s decision to stop payments is within its rights. In addition, the city of Rochester, New York, along with a number of other franchising authorities in the Rochester area, filed suit against the Company on September 27, 2002 in the Supreme Court for the State of New York in Monroe County, alleging that the Company’s failure to pay franchise fees with respect to revenue derived from cable-modem service constituted a breach of relevant franchise agreements, and seeking more than $1 million in damages. The Company intends to defend against this lawsuit vigorously. On May 30, 2003, the Company filed suit against the city of Rochester and certain franchising authorities, including the plaintiffs in the state court action, in the U.S. District Court for the Western District of New York seeking a ruling that the collection and remittance of these fees are not allowable. Due to their preliminary status, management is unable to predict the outcome of the cases or reasonably estimate a range of possible loss.

On May 16, 2003, Kimberly Saunders and Linda Saunders, et al. v AOL Time Warner Inc., a putative class action lawsuit, was filed in the New York State Supreme Court for the County of New York against AOL Time Warner and its subsidiaries and affiliates, including Time Warner Cable Inc., alleging unfair trade practices and negligent representation, among other claims, in relation to the Company’s rental of converter boxes to basic

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

only subscribers who have “cable ready” televisions. The plaintiffs are seeking compensatory and punitive damages and injunctive relief. On July 9, 2003, AOL Time Warner filed a motion to dismiss as to all defendants. The Company intends to defend against this lawsuit vigorously. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

On February 4, 2003, Data Innovation LLC v. Time Warner Entertainment Company, L.P. et al. (originally filed as Hark Chan and Data Innovation LLC v. Time Warner Entertainment Company, L.P. et al.), a patent infringement complaint, was filed in the U.S. District Court for the Western District of Texas. The plaintiff has named as defendants, among others, TWE, TWE-A/N, Texas Cable Partners, L.P. and Road Runner. The plaintiff alleges that the defendants’ high-speed data and video-on-demand services infringe various patents held by the plaintiff. The complaint does not allege any willful infringement. The plaintiff seeks injunctive relief and monetary damages. The Company intends to defend against this lawsuit vigorously. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

As of August 11, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of TWE. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. One of these cases also names TWE as a defendant. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of AOL Time Warner, certain current and former members of the Administrative and Investment Committees of the Plans and Fidelity Management Trust Company. AOL Time Warner intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

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

As part of the TWE restructuring, AOL Time Warner has indemnified the cable businesses of TWE from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE Non-cable Businesses. Although AOL Time Warner has agreed to indemnify the cable businesses of TWE against such liabilities, TWE remains a named party in certain litigation matters.

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

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. ADDITIONAL FINANCIAL INFORMATION

     Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)
Cash payments made for interest	$(79)	$(81)	$(197)	$(205)
Interest income received	1	—	3	—

Cash interest expense, net	(78)	(81)	(194)	(205)

Cash payments made for income taxes	$(9)	$(4)	$(10)	$(6)

     Interest Expense, Net

Interest expense, net, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(in millions)
Interest income	$5	$4	$10	$7
Interest expense	(129)	(87)	(211)	(182)

Interest expense, net	$(124)	$(83)	$(201)	$(175)

Video Programming and High-Speed Data Expenses

Video programming and high-speed data expenses included within cost of revenues consist of:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)
Video	$341	$299	$680	$579
High speed data services	28	63	63	123

	$369	$362	$743	$702

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2003	2002

	(millions)
Accrued compensation	$73	$80
Accrued franchise fees	73	86
Accrued interest	92	92
Accrued insurance	90	77
Accrued sales and other taxes	73	65
Accrued marketing support	68	52
Other accrued expenses	174	175

Total	$643	$627

Part II. Other Information

Item 1. Legal Proceedings

     Reference is made to the lawsuit brought by the city of Rochester, New York and others described on page 32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “First Quarter 2003 10-Q”). On May 30, 2003, the Company filed suit against the city of Rochester and certain franchising authorities, including the plaintiffs in the state court action, in the U.S. District Court for the Western District of New York seeking a ruling that the collection and remittance of cable modem-related franchise fees are not allowable.

     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs are seeking damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. Although the Company is vigorously defending this matter, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

     On May 16, 2003, Kimberly Saunders and Linda Saunders, et al. v. AOL Time Warner Inc., a putative class action lawsuit, was filed in the New York State Supreme Court for the County of New York against AOL Time Warner and its subsidiaries and affiliates, including Time Warner Cable Inc., alleging unfair trade practices and negligent representation, among other claims, in relation to the Company’s rental of converter boxes to basic only subscribers who have “cable ready” televisions. The plaintiffs are seeking compensatory and punitive damages and injunctive relief. On July 9, 2003, AOL Time Warner filed a motion to dismiss as to all defendants. The Company intends to defend against this lawsuit vigorously. Due to its preliminary status, management is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

     Reference is made to Hark Chan and Data Innovation LLC v. Time Warner Entertainment Company, L.P., et al., described on page 32 of the First Quarter 2003 10-Q. On July 24, 2003, the District Court granted defendants’ motion to dismiss Hark Chan as a plaintiff.

     Reference is made to the ERISA lawsuits described on page 32 of the First Quarter 2003 10-Q. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of AOL Time Warner, certain current and former members of the Administrative and Investment Committees of the Plans and Fidelity Management Trust Company.

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

     (b)  Reports on Form 8-K.

TWE filed the following reports on Form 8-K.

	Item #	Description	Date

(i)	2,7	Reporting (i) the closing of the TWE restructuring and related transactions (Item 2) and (ii) unaudited pro forma financial information reflecting the disposition by TWE of its non-cable assets and liabilities (Item 7).	March 28, 2003

TIME WARNER ENTERTAINMENT COMPANY, L.P.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

By	/s/ Wayne H. Pace Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

Dated: August 14, 2003

EXHIBIT INDEX
(i) Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

32.	Certification of Principal Executive Officer and Principal Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.